Form 10QSB
period 2006-09-30
Victory Divide Mining CO
filed 2006-11-06
CIK 1368745

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-QSB

--------------------------------------------------------------------------------
(Mark one)
[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange
    Act of 1934

    For the quarterly period ended September 30, 2006

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

                          VICTORY DIVIDE MINING COMPANY

              Form 10-QSB for the Quarter ended September 30, 2006

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

                                     PART I
ITEM 1 - FINANCIAL STATEMENTS

                          VICTORY DIVIDE MINING COMPANY
                                 BALANCE SHEETS
                           September 30, 2006 and 2005

                                   (UNAUDITED)

                                                                       September 30,       September 30,
                                                                           2006                2005
                                                                         ---------           ---------
                                     ASSETS
CURRENT ASSETS
   Cash on hand and in bank                                              $   2,571           $      --
                                                                         ---------           ---------

      TOTAL CURRENT ASSETS                                                   2,571                  --
                                                                         ---------           ---------

TOTAL ASSETS                                                             $   2,571           $      --
                                                                         =========           =========

                 LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
LIABILITIES
CURRENT LIABILITIES
   Accounts payable - trade                                              $     131           $   5,239
   Accrued interest payable                                                    486                  --
                                                                         ---------           ---------

      TOTAL CURRENT LIABILITIES                                                617               5,239
                                                                         ---------           ---------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY (DEFICIT)
   Preferred stock - $0.001 par value
     50,000,000 shares authorized
     None issued and outstanding                                                --                  --
   Common stock - $0.001 par value
     100,000,000 shares authorized
     23,569,725 and 3,569,725 shares
       issued and outstanding, respectively                                 23,570               3,570
   Additional paid-in capital                                              176,336             176,336
   Accumulated deficit                                                    (197,952)           (185,145)
                                                                         ---------           ---------

   TOTAL SHAREHOLDERS' EQUITY (DEFICIT)                                      1,954              (5,239)
                                                                         ---------           ---------

   TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                            $   2,571           $      --
                                                                         =========           =========

   The financial information presented herein has been prepared by management without audit by independent certified public accountants.
   The accompanying notes are an integral part of these financial statements.

                          VICTORY DIVIDE MINING COMPANY
                 STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
            Nine and Three months ended September 30, 2006 and 2005

                                   (UNAUDITED)

                                               Nine months       Nine months       Three months      Three months
                                                  ended             ended             ended             ended
                                               September 30,     September 30,     September 30,     September 30,
                                                   2006              2005              2006              2005
                                               ------------      ------------      ------------      ------------
REVENUES                                       $         --      $         --      $         --      $         --
                                               ------------      ------------      ------------      ------------
EXPENSES
   Professional fees                                 10,688                --             3,000                --
   Other general and administrative expenses          1,582               739               711               246
                                               ------------      ------------      ------------      ------------
      TOTAL OPERATING EXPENSES                       12,270               739             3,711               246
                                               ------------      ------------      ------------      ------------

INCOME (LOSS) FROM OPERATIONS                       (12,270)             (739)           (3,711)             (246)

OTHER INCOME (EXPENSE)
   Interest expense                                    (486)               --                --                --
   Interest income                                      195                --                43                --
                                               ------------      ------------      ------------      ------------

INCOME (LOSS) BEFORE PROVISION
 FOR INCOME TAXES                                   (12,561)             (739)           (3,668)             (246)

PROVISION FOR INCOME TAXES                               --                --                --                --
                                               ------------      ------------      ------------      ------------

NET LOSS                                            (12,864)             (739)           (3,668)             (246)

OTHER COMPREHENSIVE INCOME                               --                --                --                --
                                               ------------      ------------      ------------      ------------

COMPREHENSIVE LOSS                             $    (12,864)     $       (739)     $     (3,970)     $       (246)
                                               ============      ============      ============      ============
Earnings per share of common stock
 outstanding computed on net loss -
 basic and fully diluted                                nil               nil               nil               nil
                                               ============      ============      ============      ============
Weighted-average number of shares
 outstanding - basic and fully diluted           10,382,912         3,569,725        23,787,116         3,569,725
                                               ============      ============      ============      ============

   The financial information presented herein has been prepared by management without audit by independent certified public accountants.
   The accompanying notes are an integral part of these financial statements.

                          VICTORY DIVIDE MINING COMPANY
                            STATEMENTS OF CASH FLOWS
                  Nine months ended September 30, 2006 and 2005

                                   (UNAUDITED)

                                                                              Nine months        Nine months
                                                                                 ended              ended
                                                                              September 30,      September 30,
                                                                                  2006               2005
                                                                                --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income (loss) for the period                                             $(12,561)          $   (739)
   Adjustments to reconcile net loss to net cash
    provided by operating activities
      Depreciation and amortization                                                   --                 --
      Increase (Decrease) in
        Accounts payable - trade                                                  (5,354)               739
        Accrued interest payable                                                     486                 --
                                                                                --------           --------
NET CASH USED IN OPERATING ACTIVITIES                                            (17,429)                --
                                                                                --------           --------

CASH FLOWS FROM INVESTING ACTIVITIES                                                  --                 --
                                                                                --------           --------

CASH FLOWS FROM FINANCING ACTIVITIES
   Cash received from note payable                                                20,000                 --
                                                                                --------           --------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                         20,000                 --
                                                                                --------           --------

INCREASE (DECREASE) IN CASH                                                        2,571                 --

Cash at beginning of period                                                           --                 --
                                                                                --------           --------

CASH AT END OF PERIOD                                                           $  2,571           $     --
                                                                                ========           ========

SUPPLEMENTAL DISCLOSURE OF INTEREST AND INCOME TAXES PAID
   Interest paid for the year                                                   $     --           $     --
                                                                                ========           ========
   Income taxes paid for the year                                               $     --           $     --
                                                                                ========           ========
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
   Note payable to shareholder converted to common stock                        $ 20,000           $     --
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

2. Income Taxes

     The Company uses the asset and liability method of accounting for income taxes. At September 30, 2006 and 2005, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences.
     Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

     As of September 30, 2006 and 2005, the deferred tax asset related to the Company's net operating loss carryforward is fully reserved. Due to the provisions of Internal Revenue Code Section 338, the Company may have no net operating loss carryforwards available to offset financial statement or tax return taxable income in future periods as a result of a change in control involving 50 percentage points or more of the issued and outstanding securities of the Company.

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

                          VICTORY DIVIDE MINING COMPANY

NOTE D - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

3. Earnings (loss) per share - continued

     At September 30, 2006 and 2005, and subsequent thereto, the Company had no outstanding common stock equivalents.

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

NOTE G - INCOME TAXES

The components of income tax (benefit) expense for each of the nine months ended September 30, 2006 and 2005 are as follows:

                                   Nine months        Nine months
                                      ended              ended
                                   September 30,      September 30,
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

                          VICTORY DIVIDE MINING COMPANY

NOTE G - INCOME TAXES  - CONTINUED

The Company's income tax expense (benefit) for each of the nine month periods ended September 30, 2006 and 2005, respectively, differed from the statutory federal rate of 34 percent as follows:

                                                             Nine months       Nine months
                                                                ended             ended
                                                             September 30,     September 30,
                                                                 2006              2005
                                                               -------           -------
Statutory rate applied to income before income taxes           $(4,270)          $  (250)
Increase (decrease) in income taxes resulting from:
  State income taxes                                                --                --
  Other, including reserve for deferred tax asset
   and application of net operating loss carryforward            4,270               250
                                                               -------           -------

     Income tax expense                                        $    --           $    --
                                                               =======           =======

Temporary differences, consisting primarily of statutory deferrals of expenses for organizational costs and statutory differences in the depreciable lives for property and equipment, between the financial statement carrying amounts and tax bases of assets and liabilities give rise to deferred tax assets and liabilities as of September 30, 2006 and 2005, respectively, after taking the 2006 change in control into consideration:

                                                September 30,      September 30,
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

(2) RESULTS OF OPERATIONS

The Company had no revenue for either of the respective nine or three month periods ended September 30, 2006 and 2005, respectively.

General and administrative expenses for each of the respective nine and three month periods ended September 30, 2006 and 2005 were nominal, principally professional fees incurred with the filing of a Form 10-SB with the U. S. Securities and Exchange Commission. It is anticipated that future expenditure levels will increase as the Company intends to fully comply with it's periodic reporting requirements.

Earnings per share for the respective nine and three month periods ended September 30, 2006 and 2005 were $0.00, $0.00, $0.00 and $0.00 based on the weighted-average shares issued and outstanding at the end of each respective period.

The Company does not expect to generate any meaningful revenue or incur operating expenses for purposes other than fulfilling the obligations of a reporting company under the Securities Exchange Act of 1934 unless and until such time that the Company's operating subsidiary begins meaningful operations.

At September 30, 2006 and 2005, the Company had working capital of approximately $1,953 and $(5,239), respectively.

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

(b)  Changes in Internal Controls

     During the quarter ended September 30, 2006, there were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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