Form 10QSB
period 2007-03-31
Victory Divide Mining CO
filed 2007-05-11
CIK 1368745

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-QSB

--------------------------------------------------------------------------------
(Mark one)
[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange
    Act of 1934

    For the quarterly period ended March 31, 2007

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

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: May 7, 2007: 23,569,725

Transitional Small Business Disclosure Format (check one): YES [ ] NO [X]

                          VICTORY DIVIDE MINING COMPANY

                Form 10-QSB for the Quarter ended March 31, 2007

                                Table of Contents

                                                                            Page
                                                                            ----
PART I - FINANCIAL INFORMATION

  Item 1 Financial Statements                                                 3

  Item 2 Management's Discussion and Analysis or Plan of Operation           11

  Item 3 Controls and Procedures                                             13

PART II - OTHER INFORMATION

  Item 1 Legal Proceedings                                                   13

  Item 2 Recent Sales of Unregistered Securities and Use of Proceeds         13

  Item 3 Defaults Upon Senior Securities                                     13

  Item 4 Submission of Matters to a Vote of Security Holders                 13

  Item 5 Other Information                                                   13

  Item 6 Exhibits                                                            14

SIGNATURES                                                                   14

                                     PART I
ITEM 1 - FINANCIAL STATEMENTS

                          VICTORY DIVIDE MINING COMPANY
                                 BALANCE SHEETS
                             March 31, 2007 and 2006

                                   (UNAUDITED)

                                                                         March 31,           March 31,
                                                                           2007                2006
                                                                         ---------           ---------
                                     ASSETS
CURRENT ASSETS
   Cash on hand and in bank                                              $   3,943           $  14,280
                                                                         ---------           ---------

      TOTAL CURRENT ASSETS                                                   3,943              14,280
                                                                         ---------           ---------

TOTAL ASSETS                                                             $   3,943           $  14,280
                                                                         =========           =========

                 LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
LIABILITIES
CURRENT LIABILITIES
   Accounts payable - trade                                              $     263           $      44
   Accrued interest payable                                                    555                 187
                                                                         ---------           ---------

      TOTAL CURRENT LIABILITIES                                                818                 231
                                                                         ---------           ---------

LONG-TERM LIABILITIES
   Note payable to officer/director                                          8,000              20,000
                                                                         ---------           ---------

      TOTAL LIABILITIES                                                      8,818              20,231
                                                                         ---------           ---------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY (DEFICIT)
   Preferred stock - $0.001 par value
     50,000,000 shares authorized
     None issued and outstanding                                                --                  --
   Common stock - $0.001 par value
     100,000,000 shares authorized
     23,569,725 and 3,569,725 shares
      issued and outstanding, respectively                                  23,570               3,570
   Additional paid-in capital                                              176,337             176,336
   Accumulated deficit                                                    (204,492)           (185,857)
                                                                         ---------           ---------

      TOTAL SHAREHOLDERS' EQUITY (DEFICIT)                                  (4,975)             (5,951)
                                                                         ---------           ---------

      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                         $   3,943           $  14,280
                                                                         =========           =========

   The financial information presented herein has been prepared by management without audit by independent certified public accountants.
   The accompanying notes are an integral part of these financial statements.

                          VICTORY DIVIDE MINING COMPANY
                 STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                   Three months ended March 31, 2007 and 2006

                                   (UNAUDITED)

                                                         Three months           Three months
                                                            ended                  ended
                                                           March 31,              March 31,
                                                             2007                   2006
                                                         ------------           ------------
REVENUES                                                 $         --           $         --
                                                         ------------           ------------
EXPENSES
   General and administrative expenses                          4,255                    506
                                                         ------------           ------------

INCOME (LOSS) FROM OPERATIONS                                  (4,255)                  (506)

OTHER INCOME (EXPENSE)
   Interest expense                                               (69)                    --
   Interest income                                                 40                     40
                                                         ------------           ------------

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES                (4,290)                  (466)

PROVISION FOR INCOME TAXES                                         --                     --
                                                         ------------           ------------

NET LOSS                                                       (4,290)                  (466)

OTHER COMPREHENSIVE INCOME                                         --                     --
                                                         ------------           ------------

COMPREHENSIVE LOSS                                       $     (4,290)          $       (466)
                                                         ============           ============

Earnings per share of common stock
 outstanding computed on net loss -
 basic and fully diluted                                          nil                    nil
                                                         ============           ============
Weighted-average number of shares
 outstanding - basic and fully diluted                     23,569,725              3,569,725
                                                         ============           ============

   The financial information presented herein has been prepared by management without audit by independent certified public accountants.
   The accompanying notes are an integral part of these financial statements.

                          VICTORY DIVIDE MINING COMPANY
                            STATEMENTS OF CASH FLOWS
                   Three months ended March 31, 2007 and 2006

                                   (UNAUDITED)

                                                                 Three months       Three months
                                                                    ended              ended
                                                                   March 31,          March 31,
                                                                     2007               2006
                                                                   --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income (loss) for the period                                $ (4,290)          $   (466)
   Adjustments to reconcile net loss to net cash
    provided by operating activities
      Depreciation and amortization                                      --                 --
      Increase (Decrease) in
        Accounts payable - trade                                         88             (5,441)
        Accrued interest payable                                         69                187
                                                                   --------           --------
          NET CASH USED IN OPERATING ACTIVITIES                      (4,133)            (5,720)
                                                                   --------           --------

CASH FLOWS FROM INVESTING ACTIVITIES                                     --                 --
                                                                   --------           --------

CASH FLOWS FROM FINANCING ACTIVITIES
   Cash received from note payable                                    8,000             20,000
                                                                   --------           --------

          NET CASH PROVIDED BY FINANCING ACTIVITIES                   8,000             20,000
                                                                   --------           --------

INCREASE (DECREASE) IN CASH                                           3,867             14,280

Cash at beginning of period                                              76                 --
                                                                   --------           --------

CASH AT END OF PERIOD                                              $  3,943           $ 14,280
                                                                   ========           ========

SUPPLEMENTAL DISCLOSURE OF INTEREST AND INCOME TAXES PAID
   Interest paid for the year                                      $     --           $     --
                                                                   ========           ========
   Income taxes paid for the year                                  $     --           $     --
                                                                   ========           ========

   The financial information presented herein has been prepared by management without audit by independent certified public accountants.
   The accompanying notes are an integral part of these financial statements.

                          VICTORY DIVIDE MINING COMPANY
                          NOTES TO FINANCIAL STATEMENTS
                             March 31, 2007 and 2006


NOTE A - ORGANIZATION AND DESCRIPTION OF BUSINESS

Victory Divide Mining Company (Company) was originally incorporated on December 20, 1948 in accordance with the Laws of the State of Nevada.

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

During interim periods, the Company follows the accounting policies set forth in its annual audited financial statements for the year ended December 31, 2006. The information presented within these interim financial statements may not include all disclosures required by generally accepted accounting principles and the users of financial information provided for interim periods should refer to the annual financial information and footnotes when reviewing the interim financial results presented herein.

In the opinion of management, the accompanying interim financial statements, prepared in accordance with the U. S. Securities and Exchange Commission's
instructions   for  Form  10-QSB,   are   unaudited  and  contain  all  material
adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial condition, results of operations and cash flows of the Company for the respective interim periods presented. The current period results of operations are not necessarily indicative of results which ultimately will be reported for the full fiscal year ending December 31, 2007.

NOTE C - GOING CONCERN UNCERTAINTY

Victory Divide Mining Company (Company) was originally incorporated on December 20, 1948 in accordance with the Laws of the State of Nevada. All business operations were abandoned by December 31, 1980. Since that date, the Company has had no operations, assets or liabilities. The Company's current principal business activity is to seek a suitable reverse acquisition candidate through acquisition, merger or other suitable business combination method.

The Company's continued existence is dependent upon its ability to generate sufficient cash flows from operations to support its daily operations as well as provide sufficient resources to retire existing liabilities and obligations on a timely basis.

                          VICTORY DIVIDE MINING COMPANY
                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                             March 31, 2007 and 2006


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

2. Income Taxes

     The Company uses the asset and liability method of accounting for income taxes. At March 31, 2007 and 2006, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences. Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

     As of March 31, 2007 and 2006, the deferred tax asset related to the Company's net operating loss carryforward is fully reserved. Due to the provisions of Internal Revenue Code Section 338, the Company may have no net operating loss carryforwards available to offset financial statement or tax return taxable income in future periods as a result of a change in control involving 50 percentage points or more of the issued and outstanding securities of the Company.

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

                          VICTORY DIVIDE MINING COMPANY
                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                             March 31, 2007 and 2006


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

     At March 31, 2007 and 2006, and subsequent thereto, the Company had no outstanding common stock equivalents.

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

NOTE F - NOTE PAYABLE TO OFFICER/DIRECTOR

On February 3, 2006, the Company and it's sole officer and director, Glenn A. Little, acknowledged that outside funds are necessary to support the corporate entity and comply with the periodic reporting requirements of the Securities Exchange Act of 1934, as amended. To this end, Mr. Little agreed to lend the Company up to$50,000 with a maturity period not to exceed two (2) years from the initial funding date at an interest rate of 6.0% per annum. As of March 31, 2006, Mr. Little has advanced approximately $20,000 under this agreement, with an initial scheduled maturity date in February 2008. On June 30, 2006, the Company and Mr. Little agreed to convert the outstanding $20,000 balance on the note payable into 20,000,000 shares of restricted, unregistered common stock.

On January 8, 2007, the Company and Glenn A. Little entered into a new $20,000 Line of Credit note payable with a maturity period not to exceed two (2) years from the initial funding date at an interest rate of 6.0% per annum. As of March 31, 2007, Mr. Little has advanced approximately $8,000 under this agreement, with an initial scheduled maturity date in February 2009.



                (Remainder of this page left blank intentionally)

                          VICTORY DIVIDE MINING COMPANY
                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                             March 31, 2007 and 2006


NOTE G - INCOME TAXES

The components of income tax (benefit) expense for each of the three months ended March 31, 2007 and 2006 are as follows:

                                   Three months       Three months
                                     ended              ended
                                    March 31,          March 31,
                                      2007               2006
                                     -------            -------
     Federal:
       Current                       $    --            $    --
       Deferred                           --                 --
                                     -------            -------
                                          --                 --
                                     -------            -------
     State:
       Current                            --                 --
       Deferred                           --                 --
                                     -------            -------
                                          --                 --
                                     -------            -------
       Total                         $    --            $    --
                                     =======            =======

Concurrent with a 2006 change in control, the Company has a net operating loss carryforward for income tax purposes of approximately $20,000. The amount and availability of any future net operating loss carryforwards may be subject to limitations set forth by the Internal Revenue Code. Factors such as the number of shares ultimately issued within a three year look-back period; whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of the carryforwards.

The Company's income tax expense (benefit) for each of the three month periods ended March 31, 2007 and 2006, respectively, differed from the statutory federal rate of 34 percent as follows:

                                                     Three months   Three months
                                                       ended          ended
                                                      March 31,      March 31,
                                                        2007           2006
                                                       -------        -------
Statutory rate applied to income before income taxes   $(1,460)       $   (84)
Increase (decrease) in income taxes resulting from:
  State income taxes                                        --             --
  Other, including reserve for deferred tax asset
   and application of net operating loss carryforward    1,460             84
                                                       -------        -------

      Income tax expense                               $    --        $    --
                                                       =======        =======

Temporary differences, consisting primarily of statutory deferrals of expenses for organizational costs and statutory differences in the depreciable lives for property and equipment, between the financial statement carrying amounts and tax bases of assets and liabilities give rise to deferred tax assets and liabilities as of March 31, 2007 and 2006, respectively, after taking the 2006 change in control into consideration:

                                                     March 31,         March 31,
                                                       2007              2006
                                                     -------           -------
Deferred tax assets
  Net operating loss carryforwards                   $ 6,800           $    --
  Less valuation allowance                            (6,800)               --
                                                     -------           -------

  Net Deferred Tax Asset                             $    --           $    --
                                                     =======           =======

                          VICTORY DIVIDE MINING COMPANY
                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                             March 31, 2007 and 2006


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

(2) RESULTS OF OPERATIONS

The Company had no revenue for either of the respective three month periods ended March 31, 2007 and 2006, respectively.

General and administrative expenses for each of the respective three month periods ended March 31, 2007 and 2006 were nominal and consisted principally professional fees related to the Company's compliance with the Securities Exchange Act of 1934, as amended. It is anticipated that future expenditure levels will remain relatively stable at current levels until the Company completes an acquisition/merger transaction with another entity.

Earnings per share for the respective three month periods ended March 31, 2007 and 2006 were $-0- and $-0-based on the weighted-average shares issued and outstanding at the end of each respective period.

The Company does not expect to generate any meaningful revenue or incur operating expenses for purposes other than fulfilling the obligations of a reporting company under the Securities Exchange Act of 1934 unless and until such time that the Company's operating subsidiary begins meaningful operations.

At March 31, 2007 and 2006, the Company had working capital of approximately $3,650 and $14,000, respectively.

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

(b)  Changes in Internal Controls

     During the quarter ended March 31, 2007, there were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                          PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

None

ITEM 2 - RECENT SALES OF UNREGISTERED SECURITIES AND USE OF PROCEEDS

None.

ITEM 3 - DEFAULTS ON SENIOR SECURITIES

None.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company has held no regularly scheduled, called or special meetings of stockholders during the reporting period.

ITEM 5 - OTHER INFORMATION

None.

ITEM 6 - EXHIBITS

31.1  Certification  pursuant  to  Section  302 of  Sarbanes-Oxley  Act of 2002
32.1  Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002

--------------------------------------------------------------------------------
                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        VICTORY DIVIDE MINING COMPANY


Dated: May 8, 2007                      By: /s/ Glenn A. Little
       -----------                         -------------------------------------
                                                                 Glenn A. Little
                                              Chairman, Chief Executive Officer,
                                            Chief Financial Officer and Director