Form 10QSB
period 2007-06-30
Victory Divide Mining CO
filed 2007-07-23
CIK 1368745

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-QSB

--------------------------------------------------------------------------------
(Mark one)
[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange
    Act of 1934

    For the quarterly period ended June 30, 2007

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

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: July 21, 2007: 3,450

Transitional Small Business Disclosure Format (check one): YES [ ] NO [X]

                          VICTORY DIVIDE MINING COMPANY

                 Form 10-QSB for the Quarter ended June 30, 2007

                                Table of Contents


                                                                            Page
                                                                            ----
PART I - FINANCIAL INFORMATION

  Item 1 Financial Statements                                                 3

  Item 2 Management's Discussion and Analysis or Plan of Operation           11

  Item 3 Controls and Procedures                                             13

PART II - OTHER INFORMATION

  Item 1 Legal Proceedings                                                   13

  Item 2 Unregistered Sales of Equity Securities and Use of Proceeds         13

  Item 3 Defaults Upon Senior Securities                                     13

  Item 4 Submission of Matters to a Vote of Security Holders                 14

  Item 5 Other Information                                                   14

  Item 6 Exhibits                                                            14

SIGNATURES                                                                   14

                                     PART I
ITEM 1 - FINANCIAL STATEMENTS

                          VICTORY DIVIDE MINING COMPANY
                                 BALANCE SHEETS
                             June 30, 2007 and 2006

                                   (UNAUDITED)

                                                                         June 30, 2007         June 30, 2006
                                                                         -------------         -------------
                                     ASSETS
CURRENT ASSETS
   Cash on hand and in bank                                                $  15,472             $   6,240
                                                                           ---------             ---------

      TOTAL CURRENT ASSETS                                                    15,472                 6,240
                                                                           ---------             ---------

TOTAL ASSETS                                                               $  15,472             $   6,240
                                                                           =========             =========

                 LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
LIABILITIES
CURRENT LIABILITIES
   Accounts payable - trade                                                $     350             $      88
   Accrued interest payable                                                      712                   486
                                                                           ---------             ---------

      TOTAL CURRENT LIABILITIES                                                1,062                   574
                                                                           ---------             ---------

LONG-TERM LIABILITIES
   Note payable to officer/director                                           13,000                    --
                                                                           ---------             ---------

      TOTAL LIABILITIES                                                       14,062                   574
                                                                           ---------             ---------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY (DEFICIT)
   Preferred stock - $0.001 par value
     50,000,000 shares authorized
     None issued and outstanding                                                  --                    --
   Common stock - $0.001 par value
     100,000,000 shares authorized
     3,450 and 450 shares issued and outstanding, respectively                     3                    --
   Additional paid-in capital                                                211,903               199,906
   Accumulated deficit                                                      (210,496)             (194,240)
                                                                           ---------             ---------

      TOTAL SHAREHOLDERS' EQUITY (DEFICIT)                                     1,410                 5,666
                                                                           ---------             ---------

      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                           $  15,472             $   6,240
                                                                           =========             =========

   The financial information presented herein has been prepared by management without audit by independent certified public accountants.
   The accompanying notes are an integral part of these financial statements.

                          VICTORY DIVIDE MINING COMPANY
                 STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                Six and Three months ended June 30, 2007 and 2006

                                   (UNAUDITED)

                                               Six months         Six months        Three months       Three months
                                                  ended              ended              ended              ended
                                              June 30, 2007      June 30, 2006      June 30, 2007      June 30, 2006
                                              -------------      -------------      -------------      -------------
REVENUES                                        $     --           $     --           $     --           $     --
                                                --------           --------           --------           --------
EXPENSES
   General and administrative expenses             9,871              8,515              5,617              8,197
                                                --------           --------           --------           --------

INCOME (LOSS) FROM OPERATIONS                     (9,871)            (8,515)            (5,617)            (8,197)

OTHER INCOME (EXPENSE)
   Interest expense                                 (226)              (486)              (157)                --
   Interest income                                    92                152                 57                112
                                                --------           --------           --------           --------

INCOME (LOSS) BEFORE
   PROVISION FOR INCOME TAXES                    (10,005)            (8,849)            (5,717)            (8,085)

PROVISION FOR INCOME TAXES                            --                 --                 --                 --
                                                --------           --------           --------           --------

NET LOSS                                         (10,005)            (8,849)            (5,717)            (8,085)

OTHER COMPREHENSIVE INCOME                            --                 --                 --                 --
                                                --------           --------           --------           --------

COMPREHENSIVE LOSS                              $(10,005)          $ (8,849)          $ (5,717)          $ (8,085)
                                                ========           ========           ========           ========

Earnings per share of common stock
 outstanding computed on net loss -
 basic and fully diluted                        $ (11.14)          $ (25.28)          $  (4.27)          $ (23.10)
                                                ========           ========           ========           ========
Weighted-average number of shares
 outstanding - basic and fully diluted               898                350              1,340                350
                                                ========           ========           ========           ========


   The financial information presented herein has been prepared by management without audit by independent certified public accountants.
   The accompanying notes are an integral part of these financial statements.

                          VICTORY DIVIDE MINING COMPANY
                            STATEMENTS OF CASH FLOWS
                     Six months ended June 30, 2007 and 2006

                                   (UNAUDITED)

                                                                               Six months         Six months
                                                                                  ended              ended
                                                                              June 30, 2007      June 30, 2006
                                                                              -------------      -------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income (loss) for the period                                             $(10,005)          $ (8,849)
   Adjustments to reconcile net loss to net cash
    provided by operating activities
       Depreciation and amortization                                                  --                 --
       Increase (Decrease) in
         Accounts payable - trade                                                    175             (5,397)
         Accrued interest payable                                                    226                486
                                                                                --------           --------
          NET CASH USED IN OPERATING ACTIVITIES                                   (9,604)           (13,760)
                                                                                --------           --------

CASH FLOWS FROM INVESTING ACTIVITIES                                                  --                 --
                                                                                --------           --------

CASH FLOWS FROM FINANCING ACTIVITIES
   Cash received from note payable to shareholder                                 13,000             20,000
   Cash received from sale of common stock                                        12,000                 --
                                                                                --------           --------

          NET CASH PROVIDED BY FINANCING ACTIVITIES                               25,000             20,000
                                                                                --------           --------

INCREASE (DECREASE) IN CASH                                                       15,396              6,240

Cash at beginning of period                                                           76                 --
                                                                                --------           --------

CASH AT END OF PERIOD                                                           $ 15,472           $  6,240
                                                                                ========           ========

SUPPLEMENTAL DISCLOSURE OF INTEREST AND INCOME TAXES PAID
   Interest paid for the year                                                   $     --           $     --
                                                                                ========           ========
   Income taxes paid for the year                                               $     --           $     --
                                                                                ========           ========

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
   Note payable to shareholder converted into common stock                      $     --           $ 20,000
                                                                                ========           ========

   The financial information presented herein has been prepared by management without audit by independent certified public accountants.
   The accompanying notes are an integral part of these financial statements.

                          VICTORY DIVIDE MINING COMPANY
                          NOTES TO FINANCIAL STATEMENTS
                             June 30, 2007 and 2006


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

                          VICTORY DIVIDE MINING COMPANY
                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                             June 30, 2007 and 2006


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

2. Income Taxes

     The Company uses the asset and liability method of accounting for income taxes. At June 30, 2007 and 2006, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences. Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

     As of June 30, 2007 and 2006, the deferred tax asset related to the Company's net operating loss carryforward is fully reserved. Due to the provisions of Internal Revenue Code Section 338, the Company may have no net operating loss carryforwards available to offset financial statement or tax return taxable income in future periods as a result of a change in control involving 50 percentage points or more of the issued and outstanding securities of the Company.

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

                          VICTORY DIVIDE MINING COMPANY
                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                             June 30, 2007 and 2006


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

     At June 30, 2007 and 2006, and subsequent thereto, the Company had no outstanding common stock equivalents.

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

NOTE F - NOTE PAYABLE TO OFFICER/DIRECTOR

On February 3, 2006, the Company and it's sole officer and director, Glenn A. Little, acknowledged that outside funds are necessary to support the corporate entity and comply with the periodic reporting requirements of the Securities Exchange Act of 1934, as amended. To this end, Mr. Little agreed to lend the Company up to$50,000 with a maturity period not to exceed two (2) years from the initial funding date at an interest rate of 6.0% per annum. Through June 30, 2006, Mr. Little advanced approximately $20,000 under this agreement. On June 30, 2006, the Company and Mr. Little agreed to convert the outstanding $20,000 balance on the note payable into 20,000,000 shares of restricted, unregistered common stock.

On January 8, 2007, the Company and Glenn A. Little entered into a new $20,000 Line of Credit note payable with a maturity period not to exceed two (2) years from the initial funding date at an interest rate of 6.0% per annum. As of June 30, 2007, Mr. Little has advanced approximately $13,000 under this agreement, with an initial scheduled maturity date in February 2009.



                (Remainder of this page left blank intentionally)

                          VICTORY DIVIDE MINING COMPANY
                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                             June 30, 2007 and 2006


NOTE G - INCOME TAXES

The components of income tax (benefit) expense for each of the six month periods ended June 30, 2007 and 2006 are as follows:

                                    Six months        Six months
                                      ended              ended
                                  June 30, 2007      June 30, 2006
                                  -------------      -------------
     Federal:
       Current                       $    --            $    --
       Deferred                           --                 --
                                     -------            -------
                                          --                 --
                                     -------            -------
     State:
       Current                            --                 --
       Deferred                           --                 --
                                     -------            -------
                                          --                 --
                                     -------            -------
       Total                         $    --            $    --
                                     =======            =======

Concurrent with a 2006 change in control, the Company has a net operating loss carryforward for income tax purposes of approximately $26,000. The amount and availability of any future net operating loss carryforwards may be subject to limitations set forth by the Internal Revenue Code. Factors such as the number of shares ultimately issued within a three year look-back period; whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of the carryforwards.

The Company's income tax expense (benefit) for each of the six month periods ended June 30, 2007 and 2006, respectively, differed from the statutory federal rate of 34 percent as follows:

                                                              Six months        Six months
                                                                 ended             ended
                                                             June 30, 2007     June 30, 2006
                                                             -------------     -------------
Statutory rate applied to income before income taxes           $(3,400)          $(3,000)
Increase (decrease) in income taxes resulting from:
  State income taxes                                                --                --
  Other, including reserve for deferred tax asset
   and application of net operating loss carryforward            3,400             3,000
                                                               -------           -------

      Income tax expense                                       $    --           $    --
                                                               =======           =======

Temporary differences, consisting primarily of statutory deferrals of expenses for organizational costs and statutory differences in the depreciable lives for property and equipment, between the financial statement carrying amounts and tax bases of assets and liabilities give rise to deferred tax assets and liabilities as of June 30, 2007 and 2006, respectively, after taking the 2006 change in control into consideration:

                                             June 30, 2007       June 30, 2006
                                             -------------       -------------
Deferred tax assets
  Net operating loss carryforwards              $ 8,850             $ 3,000
  Less valuation allowance                       (8,850)                 --
                                                -------             -------

  Net Deferred Tax Asset                        $    --             $    --
                                                =======             =======

                          VICTORY DIVIDE MINING COMPANY
                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                             June 30, 2007 and 2006


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

On April 23, 2007, subject to a February 28, 2007 Written Consent of Majority of the Company's Shareholders in Lieu of Meeting and the approval of the Company's Sole Officer and Director, the Company effected a reverse stock split of the Company's issued and outstanding shares of common stock on a 1 for 200,000 share basis, with all fractional shares rounded up to the nearest whole share. The effect of the reverse split reduced the total number of issued and outstanding shares from 23,569,725 to 450 shares, after giving effect to the rounding for fractional shares. The reverse stock split did not change the par value of our common stock nor change the number of authorized shares of our common stock. The effect of this action is reflected in the Company's financial statements as of the first day of the first period presented.

On June 30, 2006, the Company and it's sole officer and director, Glenn A. Little, agreed to convert a note payable with an outstanding balance of $20,000 into 20,000,000 shares of restricted, unregistered common stock.

On June 4, 2007, the Company completed a private placement of an aggregate 3,000 shares of restricted, unregistered common stock for $4.00 per share for total cash proceeds of $12,000 to three separate individuals, including 2,875 shares to Glenn A. Little, the Company's sole officer and director. The Company relied upon Section 4(2) of The Securities Act of 1933, as amended, for an exemption from registration on these shares.



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

(2) RESULTS OF OPERATIONS

The Company had no revenue for either of the respective six or three month periods ended June 30, 2007 and 2006, respectively.

General and administrative expenses for each of the respective six month periods ended June 30, 2007 and 2006 consist principally of professional fees and other related expenses, such as EDGAR processing and filing charges and stock transfer agent fees, related to the Company's compliance with the Securities Exchange Act of 1934, as amended. It is anticipated that future expenditure levels will remain relatively stable at current levels until the Company completes an acquisition/merger transaction with another entity.

Loss per share for the respective six month periods ended June 30, 2007 and 2006 were $(11.14) and $(25.28) based on the weighted-average shares issued and outstanding at the end of each respective period, as adjusted for the April 2007 1 for 200,000 reverse stock split.

The Company does not expect to generate any meaningful revenue or incur operating expenses for purposes other than fulfilling the obligations of a reporting company under the Securities Exchange Act of 1934 unless and until such time that the Company's operating subsidiary begins meaningful operations.

At June 30, 2007 and 2006, the Company had working capital of approximately $14,410 and $5,665, respectively.

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

(4) LIQUIDITY AND CAPITAL RESOURCES

On June 4, 2007, the Company completed a private placement of an aggregate 3,000 shares of restricted, unregistered common stock for $4.00 per share for total cash proceeds of $12,000 to three separate individuals, including 2,875 shares to Glenn A. Little, the Company's sole officer and director. The Company relied upon Section 4(2) of The Securities Act of 1933, as amended, for an exemption from registration on these shares.

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

ITEM 3 - CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of June 30, 2007. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to our Company required to be included in our reports filed or submitted under the Exchange Act.

(b) Changes in Internal Controls

There were no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the three months ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                          PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

None.

ITEM 2 - RECENT SALES OF UNREGISTERED SECURITIES AND USE OF PROCEEDS

On June 4, 2007, the Company completed a private placement of an aggregate 3,000 shares of restricted, unregistered common stock for $4.00 per share for total cash proceeds of $12,000, as follows, to three individuals: 2,875 shares to Glenn A. Little, the Company's sole officer and director and 100 and 25 shares, respectively, two separate unrelated individuals. The Company relied upon
Section 4(2) of The Securities Act of 1933, as amended, for an exemption from registration on these shares. The proceeds from this transaction will be used to provide general working capital to the Company.

ITEM 3 - DEFAULTS ON SENIOR SECURITIES

None.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company has held no regularly scheduled, called or special meetings of stockholders during the reporting period.

ITEM 5 - OTHER INFORMATION

On April 23, 2007, subject to a February 28, 2007 Written Consent of Majority of the Company's Shareholders in Lieu of Meeting and the approval of the Company's Sole Officer and Director, the Company effected a reverse stock split of the Company's issued and outstanding shares of common stock on a 1 for 200,000 share basis, with all fractional shares rounded up to the nearest whole share. The effect of the reverse split reduced the total number of issued and outstanding shares from 23,569,725 to 450 shares, after giving effect to the rounding for fractional shares. The reverse stock split did not change the par value of our common stock nor change the number of authorized shares of our common stock. The effect of this action is reflected in the Company's financial statements as of the first day of the first period presented.

ITEM 6 - EXHIBITS

31.1  Certification  pursuant  to  Section  302 of  Sarbanes-Oxley  Act of 2002
32.1  Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        VICTORY DIVIDE MINING COMPANY


Dated: July 21, 2007                    By: /s/ Glenn A. Little
       -------------                       -------------------------------------
                                                                 Glenn A. Little
                                              Chairman, Chief Executive Officer,
                                            Chief Financial Officer and Director