Form 10-Q
period 2007-09-30
Victory Divide Mining CO
filed 2007-11-29
CIK 1368745

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission file number 000-52127

VICTORY DIVIDE MINING COMPANY
(Exact name of registrant as specified in its charter)

Nevada	20-4136884
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

99 Fan Rong Street, Jixian County, Heilongjiang 155900 P.R. China
(Address of principal executive offices)

Registrant’s telephone number, including area code: (86) 469-467-8077

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares of Common Stock outstanding on November 14, 2007 was 20,000,000 shares.

Victory Divide Mining Company

INDEX

Part I — Financial Information

Item 1.	Financial Statements

	Notes to Condensed Consolidated Financial Statements (unaudited)	11

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	37

Item 4.	Controls and Procedures	36

Part II — Other Information

Item 1A.	Risk Factors	38

Item 6.	Exhibits	52

Signatures		53

See the accompanying notes to the condensed consolidated financial statements

ITEM 1—FINANCIAL STATEMENTS

VICTORY DIVIDE MINING COMPANY

REVIEWED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

(Stated in US Dollars)

VICTORY DIVIDE MINING COMPANY

The Board of Directors and Stockholders of
Victory Divide Mining Company

Report of Independent Registered Public Accounting Firm

We have reviewed the accompanying consolidated balance sheets of Victory Divide Mining Company as of September 30, 2007 and December 31, 2006, and the related consolidated statements of income, retained earnings, and cash flows for the three-month and nine-month periods ended September 30, 2007 and 2006. These interim consolidated financial statements are the responsibility of the Company's management.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim consolidated financial statements consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board, the objective of which is the expression of an opinion regarding the consolidated financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying interim consolidated financial statements for them to be in conformity with U.S. generally accepted accounting principles.

South San Francisco, California	Samuel H. Wong & Co., LLP
November 4, 2007	Certified Public Accountants

VICTORY DIVIDE MINING COMPANY

CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2007 AND DECEMBER 31, 2006
(Stated in US Dollars)

	Notes	9/30/2007	12/31/2006
ASSETS
Current assets
Cash and cash equivalents		$8,448,351	$3,013,444
Accounts receivable	3	2,741	190,989
Other receivables	4	157,402	145,184
Inventories	5	8,316,199	7,268,594
Advance to suppliers		659,489	-
Prepaid taxes		958,396	674,184
Prepaid expenses		116,226	-

Total current assets		$18,658,804	$11,292,395
Long term assets
Property, plant and equipment, net	6	19,877,630	20,557,531
Construction in progress	6A	406,729	-
Land use rights, net		3,370,709	3,416,162

TOTAL ASSETS		$42,313,872	$35,266,088

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Bank Loans	7	$7,981,271	$6,523,825
Loan - Current Portion	9	43,897	51,309
Accounts payable		228,296	873,577
Taxes payable		11,099	10,673
Other payables	8	84,967	974,229
Accrued liabilities		65,126	318,553
Customer deposit		2,865,912	2,337,371

Total current liabilities		$11,280,568	$11,089,537
Long term liabilities
Bank loans	9	457,984	461,777

TOTAL LIABILITIES		$11,738,552	$11,551,314

See accompanying notes to consolidated financial statements and accountant’s report

VICTORY DIVIDE MINING COMPANY

CONSOLIDATED BALANCE SHEETS (Continued)
AS OF SEPTEMBER 30, 2007 AND DECEMBER 31, 2006
(Stated in US Dollars)

	Notes	9/30/2007	12/31/2006
STOCKHOLDERS’ EQUITY
Preferred Stock - $0.001 par value 50,000,000 shares
authorized; none issued and outstanding	10	$-	$-
Common Stock - $0.001 par value 100,000,000 shares
authorized; 18,503,450 shares issued and outstanding as of
December 31, 2006, 2005, and 2004		18,503	18,503
Additional Paid-in Capital		12,069,277	12,053,305
Statutory reserves		3,381,068	1,555,845
Retained earnings		12,868,125	8,915,879
Accumulated other comprehensive income		2,238,347	1,170,742

Total Stockholders’ Equity		30,575,320	23,714,774

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY		$42,313,872	$35,266,088

See accompanying notes to consolidated financial statements and accountant’s report

VICTORY DIVIDE MINING COMPANY

CONSOLIDATED STATEMENTS OF INCOME
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
(Stated in US Dollars)

		Nine months ended		Three months ended
		September 30,		September 30,
	Notes	2007	2006	2007	2006

Sales	2(k),13	$92,423,729	$59,903,273	$23,257,942	$11,528,635
Cost of sales	13	(85,187,313)	(54,731,861)	(21,638,801)	(10,042,378)

Gross profit		$7,236,416	$5,171,412	$1,619,141	$1,486,257

Selling expenses		(98,357)	(32,581)	(29,464)	(6,292)
General and administrative expenses		(1,155,416)	(775,952)	(363,433)	(324,495)

Operating income		$5,982,643	$4,362,879	$1,226,244	$1,155,470

Interest income		36,852	20,521	36,852	20,521
Interest expenses		(277,852)	(140,928)	(83,230)	(26,174)
Other income		51,177	-	-	-
Other expenses		(15,350)	-	(15,350)	-

Income before taxation		$5,777,470	$4,242,472	$1,164,516	$1,149,817

Income tax	2(r),11	-	-	-	-

Net income		$5,777,470	$4,242,472	$1,164,516	$1,149,817

Basic and Diluted Earnings Per Share		$0.31	$0.23	$0.06	$0.06

Basic and Diluted Weighted Average of
Common Shares		18,503,450	18,503,450	18,503,450	18,503,450

See accompanying notes to consolidated financial statements and accountant’s report

VICTORY DIVIDE MINING COMPANY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND DECEMBER 31, 2006
(Stated in US Dollars)

					Accumulated
		Additional			Other
	Common	Paid-in	Statutory	Retained	Comprehensive
	Stock	Capital	Reserves	Earnings	Income	Totals
Balance, January 1, 2006	$18,503	$12,053,805	$524,986	$3,090,848	$496,771	$16,184,853
Net Income				6,855,890		6,855,890
Appropriations of Retained
Earnings			1,030,859	(1,030,859)		-
Foreign Currency Translation
Adjustment					673,971	673,971

Balance, December 31, 2006	$18,503	$12,053,805	$1,555,845	$8,915,879	$1,170,742	$23,714,774

Balance, January 1, 2007	$18,503	$12,053,805	$1,555,845	$8,915,879	$1,170,742	$23,714,774
Net Income				5,777,469		5,777,469
Appropriations of Retained
Earnings			1,825,223	(1,825,223)		-
Foreign Currency Translation
Adjustment					1,067,605	1,067,605
Increase in Additional Paid-in
Capital from Reverse-Merger
reflecting Cash held by Shell		15,472				15,427

Balance, September 30, 2007	$18,503	$12,069,277	$3,381,068	$12,868,125	$2,238,347	$30,575,320

	Comprehensive Income for the nine months ended September 30, 2007	Comprehensive Income for the year ended December 31, 2006	Accumulated Totals
Net Income	$5,777,469	$6,855,890	$12,633,359
Foreign currency translation
adjustment	1,067,605	673,971	1,741,576
Total	$6,845,074	$7,529,861	$14,374,935

See accompanying notes to consolidated financial statements and accountant’s report

VICTORY DIVIDE MINING COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
(Stated in US Dollars)

	Nine	Three	Nine	Three
	Months	Months	Months	Months
	Ended	Ended	Ended	Ended
	9/30/2007	9/30/2007	9/30/2006	9/30/2006

Cash flows from operating activities
Net income	$5,777,470	$1,164,516	$4,242,791	$1,150,136
Depreciation	1,940,851	447,146	1,057,093	359,558
Amortization	58,349	19,723	29,919	5,577
(Increase)/decrease in accounts and other receivables	611,864	2,369,956	1,692,829	19,263
(Increase)/decrease in inventories	(1,753,773)	(905,494)	2,012,826	417,443
Increase/(decrease) in accounts and other payables	(1,835,770)	(2,444,438)	(2,671,130)	788,700
Net cash provided by operating activities	$4,798,991	$651,409	$6,364,728	$2,740,677

Cash flows from investing activities
(Purchase)/Sale of plant and equipment	(870,103)	282,470	632,258	13,253
(Purchase)/Revaluation of land use right	119,641	119,641	(1,167,183)	-
Net cash provided/(used in) investing activities	$(750,462)	$(402,111)	$(534,925)	$13,253

Cash flows from financing activities
Bank loan borrowings	1,172,522	1,172,522	-	-
Bank loan repayment	(31,021)	3,870,291	(4,399,816)	(2,557,373)
Dividends	-	-	(12,661)	(12,661)
Net cash provided by/(used in) financing activities	$1,141,501	$5,042,813	$(4,412,477)	$(2,570,034)

Net increase/(decrease) in cash and cash equivalents	5,190,030	6,096,333	1,416,926	183,896

Effect of foreign currency translation on cash and cash
equivalents	229,405	165,751	78,753	49,092

Cash and cash equivalents-beginning of year	3,013,444	2,170,795	7,155,523	4,209,107
Cash and cash equivalents-end of year	$8,432,879	$8,432,879	$8,651,202	$4,442,095
Supplementary cash flow information:
Interest received	$36,852	$36,852	$20,521	$20,521
Interest paid	(277,852)	(83,230)	(140,928)	(26,174)

See accompanying notes to consolidated financial statements and accountant’s report

VICTORY DIVIDE MINING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
(Stated in US Dollars)

1. ORGANIZATION AND PRINCIPAL ACTIVITIES

Prior to October 3, 2007, Victory Divide Mining Company (the “Company”) was a shell company, or a company with only nominal operations and assets, although the Company was incorporated in the State of Nevada on May 26, 1921.

On October 3, 2007, the Company underwent a reverse-merger with Faith Winner Investments Limited (“Faith Winner (BVI)”) by an exchange of shares whereby the Company issued 18,500,000 newly issued common shares at $0.001 par value in exchange for all Faith Winner (BVI) shares.

Faith Winner (BVI) acquired Faith Winner (Jixian) Agriculture Development Company (“WFOE”), which entered into a series of agreements with Heilongjiang Yanglin Soybean Group Co., Ltd. (“Yanglin”). As a result of entering the abovementioned agreements, WFOE basically controls Yanglin.

The reverse-merger also included an equity financing of $21,500,000 by the issuance of 10,000,000 Series A Convertible Preferred Stock at $2.15 per share to 10 accredited investors. The Company, through its subsidiaries and Yanglin, is now in the business of manufacturing, distribution, and selling of non-genetically modified soybean oil, soybean salad oil, and soybean meal throughout the province of Heilongjiang, China.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Method of Accounting
The Company maintains its general ledger and journals with the accrual method of accounting for financial reporting purposes. The financial statements and notes are representations of management. Accounting policies adopted by the Company conform to generally accepted accounting principles in the United States of America and have been consistently applied in the presentation of financial statements, which are compiled on the accrual basis of accounting.
The share exchange transaction has been accounted for as a recapitalization of Victory Divide Mining Company (“VDMC”) where the Company (the legal acquirer) is considered the accounting acquiree and Faith Winner (BVI) (the legal acquiree) is considered the accounting acquirer. As a result of this transaction, the Company is deemed to be a continuation of the business of Faith Winner (BVI).
Accordingly, the accompanying financial statements are those of the accounting acquirer: Faith Winner (BVI). The historical stockholders’ equity of the accounting acquirer prior to the share exchange has been retroactively restated as if the share exchange transaction occurred as of the beginning of the first period presented.

(b) Principles of Consolidation

The consolidated financial statements which include the Company and its subsidiaries, are compiled in accordance with generally accepted accounting principles in the United States of America. All significant inter-company accounts and transactions have been eliminated. The consolidated financial statements include 100% of assets, liabilities, and net income or loss of those wholly-owned subsidiaries; ownership interest of minority investors are recorded as minority interests.

VICTORY DIVIDE MINING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
(Stated in US Dollars)

The company owned the three subsidiaries since its reverse-merger on October 3, 2007. As of September 30, 2007, the detailed identities of the consolidating subsidiaries are as follows: -

Name of Company	Place of Incorporation	Attributable Interest

Faith Winner Investments Ltd.	British Virgin Islands	100%

Faith Winner (Jixian) Agriculture Development Company	PRC	100%

Heilongjiang Yanglin Soybean Group Co. Ltd.*	PRC	100%
*Note: This is a variable interest entity

(c) Use of estimates
The preparation of the financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Management makes these estimates using the best information available at the time the estimates are made; however actual results could differ materially from those estimates.

(d) Economic and political risks
The Company’s operations are conducted in the PRC. Accordingly, the Company’s business, financial condition and results of operations may be influenced by the political, economic and legal environment in the PRC, and by the general state of the PRC economy.
The Company’s operations in the PRC are subject to special considerations and significant risks not typically associated with companies in North America and Western Europe. These include risks associated with, among others, the political, economic and legal environment and foreign currency exchange. The Company’s results may be adversely affected by changes in the political and social conditions in the PRC, and by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion, remittances abroad, and rates and methods of taxation, among other things.

(e) Land use rights

Land use rights are stated at cost less accumulated amortization. Amortization is provided over the respective useful lives, using the straight-line method. Estimated useful lives are arranging from 20 to 50 years.
Amortization expense included in the general and administrative expenses for the six months ended September 30, 2007 and December 31, 2006 were $67,702 and $52,827 respectively.

VICTORY DIVIDE MINING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
(Stated in US Dollars)

(f) Property, plant and equipment

Plant and equipment are carried at cost less accumulated depreciation. Depreciation is provided over their estimated useful lives, using the straight-line method. Estimated useful lives of the plant and equipment are as follows:

Buildings	15-35 years
Machinery and equipment	10 years
Office equipment	10 years
Other assets	6-10 years
Motor vehicles	6-8 years
The cost and related accumulated depreciation of assets sold or otherwise retired are eliminated from the accounts and any gain or loss is included in the statement of income. The cost of maintenance and repairs is charged to income as incurred, whereas significant renewals and betterments are capitalized.

(g) Accounting for the Impairment of Long-Lived Assets
The long-lived assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable. It is reasonably possible that these assets could become impaired as a result of technology or other industry changes. Determination of recoverability of assets to be held and used is by comparing the carrying amount of an asset to future net undiscounted cash flows to be generated by the assets.
If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.
During the reporting periods, there was no impairment loss.

(h) Construction in progress
Construction in progress represents direct costs of construction or acquisition and design fees incurred. Capitalization of these costs ceases and the construction in progress is transferred to plant and equipment when substantially all the activities necessary to prepare the assets for their intended use are completed. No depreciation is provided until it is completed and ready for intended use.

(i) Inventories

Inventories consisting of finished goods, materials on hand, packaging materials and raw materials are stated at the lower of cost or market value. Finished goods are comprised of direct materials, direct labor and an appropriate proportion of overhead.

VICTORY DIVIDE MINING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
(Stated in US Dollars)

(j) Trade receivables
Trade receivables are recognized and carried at the original invoice amount less allowance for any uncollectible amounts. An allowance for doubtful accounts is made when collection of the full amount is no longer probable. Bad debts are written off as incurred.
Allowance for doubtful debt included in general and administrative expenses were nil and nil for six months ended September 30, 2007 and December 31, 2006 respectively.

(k) Cash and cash equivalents

The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. The Company maintains bank accounts only in the PRC. The Company does not maintain any bank accounts in the United States of America.

	2007	2006
Cash on hand	$2,255	$13,733
Agricultural Development Bank of China	8,430,624	2,999,711
	$8,432,879	$3,013,444

(l) Foreign currency translation
The accompanying financial statements are presented in United States dollars. The functional currency of the Company is the Renminbi (RMB). The financial statements are translated into United States dollars from RMB at period-end exchange rates as to assets and liabilities and average exchange rates as to revenues and expenses. Capital accounts are translated at their historical exchange rates when the capital transactions occurred.

	YTD	Q3	YTD	YTD	Q3
	9/30/2007	9/30/2007	12/31/2006	9/30/2006	9/30/2006
Period-end RMB : US$ exchange rate	7.5176	7.5176	7.8175	7.9168	7.9168
Average six months end RMB : US$
exchange rate	7.67576	7.56906	7.98189	8.0183	7.97711

The RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions. No representation is made that the RMB amounts could have been, or could be, converted into US$ at the rates used in translation.

(m) Revenue recognition

Revenue represents the invoiced value of goods sold recognized upon the delivery of goods to customers. Revenue is recognized when all of the following criteria are met: persuasive evidence of which an arrangement exists, delivery has occurred or services have been rendered, and the seller’s price to the buyer is fixed or determinable

VICTORY DIVIDE MINING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
(Stated in US Dollars)

(n) Operating lease rental

Operating lease rental payment included in general and administrative expenses were nil and $123,822 for nine months ended September 30, 2007 and December 31, 2006 respectively.

(o) Cost of Sales
The Company’s cost of sales is comprised of raw materials, factory worker salaries and related benefits, machinery supplies, maintenance supplies, depreciation, utilities, inbound freight, purchasing and receiving costs, inspection and warehousing costs.

(p) Selling Expenses
Selling expenses are comprised of outbound freight, salary for the sales force, client entertainment, commissions, depreciation, advertising, and travel and lodging expenses.

(q) General & Administrative Expenses

General and administrative costs include outside consulting services, research & development, executive compensation, quality control, and general overhead such as the finance department, administrative staff, and depreciation and amortization expense.

(r) Advertising
The Company expensed all advertising costs as incurred. Advertising expenses included in selling expenses were $11,802 and $498 for nine months ended September 30, 2007 and 2006 respectively.

(s) Shipping and handling
All shipping and handling are expensed as incurred. Shipping and handling expenses included in selling expenses were $52,050 and $12,065 for nine months ended September 30, 2007 and 2006 respectively.

(t) Research and development
All research and development costs are expensed as incurred; there was no such costs incurred in the periods ended September 20, 2007 and 2006.

(u) Retirement benefits
Retirement benefits in the form of contributions under defined contribution retirement plans to the relevant authorities are charged to the statements of income as incurred. The retirement benefit expenses included in general and administrative expenses were $153,339 and $51,565 for nine months ended September 30, 2007 and 2006 respectively.

VICTORY DIVIDE MINING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
(Stated in US Dollars)

(v) Income taxes

The Company accounts for income tax using an asset and liability approach and allows for recognition of deferred tax benefits in future years. Under the asset and liability approach, deferred taxes are provided for the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. A valuation allowance is provided for deferred tax assets if it is more likely than not that these items will either expire before the Company is able to realize their benefits, or that future realization is uncertain.
The Company is operating in the PRC, and in accordance with the relevant tax laws and regulations of PRC, the corporation income tax rate is 33%. However, the Company is an agricultural company, and in accordance with the relevant regulations regarding the tax exemption, the Company is tax-exempt as long as it is registered as an agricultural entity.

(w) Statutory reserves

Statutory reserves are referred to the amount appropriated from the net income in accordance with laws or regulations, which can be used to recover losses and increase capital, as approved, and are to be used to expand production or operations.

(x) Comprehensive income

Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, all items that are required to be recognized under current accounting standards as components of comprehensive income are required to be reported in a financial statement that is presented with the same prominence as other financial statements. The Company’s current component of other comprehensive income is the foreign currency translation adjustment.

(y) Earnings Per Share

Basic earnings per share is computed on the basis of the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed on the basis of the weighted average number of shares of common stock plus the effect of dilutive potential common shares outstanding during the period using the treasury stock method for warrants and the as-if method for convertible securities. Dilutive potential common shares include outstanding warrants, and convertible preferred stock.

VICTORY DIVIDE MINING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
(Stated in US Dollars)

(z) Recent accounting pronouncements

In July 2006, the FASB issued FIN 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109, which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that the Company recognize in its consolidated financial statements the impact of a tax position if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective for the Company on January 1, 2007, with the cumulative effect of the change in accounting principle, if any, recorded as an adjustment to opening retained earnings.

In September 2006, the FASB issued SFAS 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements, where fair value is the relevant measurement attribute. The standard does not require any new fair value measurements. SFAS 157 is effective for financial statements issued for fiscal year beginning after November 15, 2007, and interim periods within those fiscal year.

In September 2006, the SEC issued SAB No. 108, which provides guidance on the process of quantifying financial statement misstatements. In SAB No. 108, the SEC staff establishes an approach that requires quantification of financial statement errors, under both the iron-curtain and the roll-over methods, based on the effects of the error on each of the Company’s financial statements and the related financial statement disclosures. SAB No.108 is generally effective for annual financial statements in the first fiscal year ending after November 15, 2006. The transition provisions of SAB No. 108 permits existing public companies to record the cumulative effect in the first year ending after November 15, 2006 by recording correcting adjustments to the carrying values of assets and liabilities as of the beginning of that year with the offsetting adjustment recorded to the opening balance of retained earnings.

The management of the Company does not anticipate that the adoption of these three standards will have a material impact on these consolidated financial statements.

VICTORY DIVIDE MINING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
(Stated in US Dollars)

3.  ACCOUNTS RECEIVABLE

	2007	2006
Accounts Receivable	$4,497	$192,678
Allowance for doubtful debts	(1,756)	(1,689)
	$2,741	$190,989

4. OTHER RECEIVABLES

All of the above accounts receivable are due within one year of aging.

	2007	2006
Advances for materials	$20,090	$116,297
Advances for traveling	25,200	14,176
Purchase Deposit for soybean	11,733	-
Sundry	100,379	14,711
	$157,402	$145,184

5. INVENTORIES

	2007	2006
Finished goods	$203,828	$3,106,642
Raw materials	8,112,371	4,161,952
	$8,316,199	$7,268,594

The substantial increase in inventory of raw materials is to satisfy the demand of the Company’s business growth.

VICTORY DIVIDE MINING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
(Stated in US Dollars)

6. PROPERTY, PLANT, AND EQUIPMENT, NET

	2007	2006
At Cost
Building	$7,306,974	$6,602,826
Machinery and equipment	17,394,279	16,153,882
Office equipment	130,431	666,370
Motor vehicles	743,787	708,048
Total Cost	$25,575,471	$24,131,126
Less: accumulated depreciation	(5,697,841)	(3,573,595)
	$19,877,630	$20,557,531

Depreciation expense included in cost of sales for the period ended September 30, 2007 and December 31, 2006 was $1,017,331 and $223,105 respectively; also included in general and administrative expenses for period ended September 30, 2007 and December 31, 2006 was $1,155,416 and $303,477 respectively.

A. Construction in Progress

The Company planned to develop its facilities involving certain constructions at a total cost of $1,231,264 of which $646,257 was incurred through September 30, 2007 with capital commitments existing at this date of $584,947

7. SHORT-TERM BANK LOANS

	2007	2006
Loans from Agricultural Development Bank of China, interest rate at
6.12% per annum, due August 29, 2008 (¥ 60,000,000.00)	$7,981,271	$6,523,825
	$7,981,271	$6,523,825

Interest Expense for the nine months ended September 30, 2007 and 2006 amounted to $277,852 and $62,699 respectively.

VICTORY DIVIDE MINING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
(Stated in US Dollars)

8. OTHER PAYABLES

	2007	2006
Due for construction	$74,586	$964,246
Due for employees	10,381	9,983
	$84,967	$974,229

9. LONG TERM BANK LOANS

	2007	2006
Loans from Industrial And Commercial Bank of China, interest rate at
5.58% per annum, due June 14, 2016	$501,881	$461,777
	$501,881	$461,777

Interest Expense for the nine months ended September 30, 2007 and December 31, 2006 amounted to $277,852 and $223,355 respectively. All of the installments due in 2007 and 2006 were paid on their due dates.

10. CAPITALIZATION

As a result of the Company’s reverse-merger on October 3, 2007, its capitalization has been restated as of September 30, 2007, and 2006 as follows: -

Description of Activities	Original Registered & Paid-Up Capital	Number of Common Shares	Common Stock Capital		Additonal Paid-In Capital

Original shareholders of	$12,072,308		$		$
Yanglin
Issue shares in exchange of
Faith Winner (BVI) shares	(18,500)	18,500,000		18,500

Original shareholders of
VDMC	(3)	3,450		3

Adjustment of original
registered & paid-up capital to
additional paid-in capital	(12,053,805)					12,053,805
	$-	18,503,450		$18,503		$12,053,805

VICTORY DIVIDE MINING COMPANY
NOTES TO FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
(Stated in US Dollars)

11. INCOME TAXES

The following table accounts for the differences between the actual tax provision (nil) and the amounts obtained by applying the relevant applicable corporation income tax rate (33%) to income before tax for the six months ended September 30, 2007 and December 21, 2006:

	2007	2006
Income before tax	$5,777,470	$6,855,890
At the domestic income tax rate	$1,906,565	$2,262,444
Effect of tax exemption granted	(1,906,565)	(2,262,444)
Current income tax expense	$-	$-

12. SUBSEQUENT EVENTS

On October 3, 2007, the Company underwent a reverse-merger with Faith Winner Investments Limited (“Faith Winner (BVI)”) and its subsidiaries including Heilongjiang Yanglin Soybean Group Co. Ltd. (“Yanglin”), which is a variable interest entity within the group structure. The reverse-merger involved (1) an exchange of shares whereby the Company issued 18,500,000 newly-issued shares of $0.001 par value common stock in exchange of all Faith Winner (BVI) shares, and (2) an equity financing of $21,500,000 by the issuance of 10,000,000 Series A Convertible Preferred Stock at $2.15 per share to 10 accredited investors. These reverse-merger transactions were reported in detail and filed with the SEC on or shortly after October 3, 2007.

The Company has over 10,000,000,000 authorized shares and the Company believes that there is sufficient authorized capital to effect the conversion and full exercise of all convertible stock and exercisable warrants.

The series A convertible preferred stock, if fully converted calls for the issue of 10,000,000 of common stock. The series B convertible preferred stock, arising from the exercise of warrants C and D, will call for the issue of 11,701,902 common stock.

The following table shows the total number of common shares to be issued if all shares of preferred stock are converted, and all warrants are exercised.

Number of Shares
Common Stock Outstanding	20,000,000
Conversion & Exercises:
- Preferred Stock Converted to Common Stock	10,000,000
- All Warrants Exercised	46,002,805
76,002,805

VICTORY DIVIDE MINING COMPANY
NOTES TO FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
(Stated in US Dollars)

Holders of the convertible preferred stock, in the event of a voluntary or involuntary liquidation are entitled a senior preference to common stockholders in the amount $2.15 per share of assets. This amount is in excess of the stock’s par value of $0.001. The convertible preferred stock is cumulative, non-participating, and non-redeemable, and as such, there is no related sinking fund. The preferred stock contains a mandatory conversion to common stock within two years of the effective date of the registration statement if the Company’s common stock at expiration is above the closing price of $5.00.

The Company plans to use the net proceeds from the sale of preferred stock and warrants to pay for the construction of a soybean oil manufacturing and refinery facility and for the purchase of equipment to be used in that facility. Any remaining net proceeds would be used for working capital.

The deadline for obtaining the effectiveness of the Registration Statement is either (i) 120 days after the filing deadline, or (ii) if the SEC performs a full review of the Registration Statement, 150 days after the filing deadline, or (iii) if the SEC provides comments solely on the basis of Rule 415 under the Securities Act, 180 days after the filing deadline.

In the event of the liquidation, dissolution or winding up of the Company’s affairs, whether voluntary or involuntary, the holders of shares of Series A Preferred Shares then outstanding shall be entitled to receive, out of the Company assets available for distribution to stockholders, an amount equal to $2.15 per share before any payment shall be made or any assets distributed to the holders of the Common Stock or any other stock that ranks junior to the Series A Preferred Shares.

ITEM 2-MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Conditions and Results of Operations

Overview

We believe that we are, through Yanglin, one of the largest private enterprises and most integrated private enterprise engaged in crushing, refining and processing of non-genetically modified (non-GM) soybean-based products in the PRC. We provide, through our affiliate, Yanglin Seed Co. Ltd, soybean seeds to farmers and then purchase soybeans from them. We then crush the soybeans to produce soybean meal, 4th grade soybean oil and salad oil. We are expanding our business into high-end products, which are more lucrative products, including concentrated protein, textured protein, defatted soybean powder, and powered soybean oil. Meanwhile, we are reinforcing our presence and position in refining business covering salad oil and squeezed oil.

In the first 3 quarters of FY 2007, ended at September 30th, we processed approximately 256,000 tons of soybeans and generated a total revenue of approximately $92.4 million, producing a net income of about $5.8 million (unaudited).

Our headquarters and production facilities are located in the Heilongjiang province, the PRC’s soybean-growing capital, which provides abundant supply of raw materials for soybean processing.

Revenue

We derive our revenue mainly from the sales of 2 main products, namely soybean oil (4th grade) and soybean meal. The following material factors that may directly or indirectly affect our revenue:
è	Processing capacity of soybean;
è	Pricing of soybean oil and soybean meal;
è	Market demand

Processing capacity of soybean. Our current annual processing capacity of soybean is 520,000 metric tons. This is sufficient for our current production plan, as we plan to process about 400,000 metric tons of soybeans this year, and this enables us to produce the planned volume of soybean meal and soybean oil.

Pricing of soybean oil and soybean meal. Generally speaking, we determine the price of our soybean oil and meal based on market price and our cost, while there’s an overall trend of increase to compensate for the inflation. Our price is usually more competitive than that of our major rivalry, mostly state owned enterprises (SOEs), because we have higher operating efficiency and better control over cost.

Market demand. The growth potential of our revenue depends on the market demand for our products. As the total market demand for these products is much larger than that is sufficient to absorb our production, and our products have been recognized by our customers as of high quality and competitive price, we can sell almost all of our production volume, and we believe that there’s high growth potential for our sales revenue.

Cost of Sales

Cost of sales generally consists of four major parts: raw materials, labor, production overhead and manufacturing related depreciation. Raw material mainly refers to soybean. Labor cost is relatively low and only makes up 0.3% of the total costs of sales. Production overhead includes auxiliary materials, utility expenses, machinery maintenance costs, inspection costs and other fixed costs. Depreciation costs are applied to manufacturing facilities and equipment, such as the production line, steam generator, factory buildings, etc.

Cost of sales is mainly determined by the following factors, directly or indirectly:

è	The availability and price of raw materials, especially soybeans.
è	Operating efficiency of production facilities.

The price of raw materials, especially soybeans. Raw material cost accounts for the major portion, i.e. about over 94%, of the total cost of sales, and soybeans are the only major raw material used in our production, so the fluctuation in its price will have a material impact on our cost. The price of soybean may be affected by a series of factors, including but not limited to, the production volume of soybeans, the transactions of soybeans on futures market, etc.

Operating efficiency of production facilities. As the labor, production overhead and manufacturing related depreciation expenses are mostly of a fixed nature, generally speaking, the more we produce, the lower the unit cost. Our operating efficiency is being raised continuously, due to the learning curve effect of technical staff and workers and the improvement in management skills.

Gross Profit

Gross profit is the result of the combined effects of the following factors: (a) the selling price of our products, (b) the sales volume and the individual profit margin of each product, and (c) the cost of sales. Currently the profit margin of our soybean oil and meal are relatively stable, so is gross profit. We expect that the overall gross profit will rise in the future, as we will be launching some high-end products with higher profit margin.

Operating Expenses

Operating expenses comprise of selling expenses and general & administrative expenses. Selling expenses generally include business development expenses, sales meeting expenses, loading & handling, advertising, and sales-related staff salaries and welfare expenses, and travel expenses. We expect that these expenses will rise materially in the following years, as we will be recruiting more sales staff and expanding sales network, plus inputting investment in promotion and advertising, to promote and sale our new products.

General & administrative expenses cover the depreciation of office buildings and equipment, office expenses & supplies, management & administrative salaries, etc. These expenses are, generally speaking, more of a fixed nature. There may be increase in these expenses, as we will restructure our organizational structure and improve management institutions.

Income Tax

We are a company incorporated in the State of Nevada and Faith Winner (BVI) is incorporated under the laws of the British Virgin Islands, and we conduct all our operations under certain contractual arrangements with Yanglin, a PRC company.

Although we are subject to United States taxation, we do not anticipate incurring significant United States income tax liability for the foreseeable future because:

•	we do not conduct any material business or maintain any branch office in the United States,

•	the earnings generated from our non-U.S. operating companies are generally eligible for a deferral from United States taxation until such earnings are repatriated to the United States, and

•
we believe that we will not generate any significant amount of income inclusions under the income imputation rules applicable to a United States company that owns "controlled foreign corporations" for United States federal income tax purposes.

Therefore, we have made no provision for U.S. federal income taxes or tax benefits on the undistributed earnings and/or losses.

Yanglin, a PRC company has income tax liabilities in the PRC. PRC enterprise income tax is calculated based on taxable income determined under PRC accounting principles. In accordance with Income Tax Law applicable to domestic companies, we are generally subject to an enterprise income tax rate of 33% (30% state income taxes plus 3% local income taxes).

However, as Yanglin has been recognized as a Key Leading Enterprise in the Industrialization of Agriculture Industry by a collection of government agencies, including the National Committee of Reform and Development, the Department of Finance and the Department of Agriculture, we enjoy a complete exemption from income taxes. Our status is reviewed each two years. We are confident that we will continue to enjoy this status due to our size of operations and status in this industry.

Critical Accounting Policies and Estimates

Management's discussion and analysis of its financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with United States generally accepted accounting principles. Our financial statements reflect the selection and application of accounting policies which require management to make significant estimates and judgments. See note 2 to our consolidated financial statements, "Summary of Significant Accounting Policies". We believe that the following reflect the most critical accounting policies that currently affect our financial condition and results of operations:

Method of Accounting

The company maintains its general ledger and journals with the accrual method accounting for financial reporting purposes. Accounting policies adopted by us conform to generally accepted accounting principles in the United States of America and have been consistently applied in the presentation of financial statements, which are compiled on the accrual basis of accounting.

The share exchange transaction has been accounted for as a recapitalization of Victory Divide Mining Company (“VDMC”) where the Company (the legal acquirer) is considered the accounting acquiree and Faith Winner (BVI) (the legal acquiree) is considered the accounting acquirer. As a result of the transaction, the Company is deemed to be a continuation of the business of Faith Winner (BVI).

Accordingly, the accompanying financial statements are those of the accounting acquirer: Faith Winner (BVI). The historical stockholders’ equity of the accounting acquirer prior to the share exchange has been retroactively restated as if the share exchange occurred as of the beginning of the first period presented.

Principles of consolidation

The consolidated financial statements which include the Company and its subsidiaries, are compiled in accordance with generally accepted accounting principles in the United States of America. All significant inter-company accounts and transactions have been eliminated. The consolidated financial statements include 100% of the assets, liabilities, and net income or loss of those wholly-owned subsidiaries; ownership interests of minority investors are recorded as minority interests.

The Company owned the three subsidiaries since its reverse merger on October 3, 2007. As of September 30, 2007, the detailed identities of the consolidating subsidiaries are as follows:

Name of Company	Place of Incorporation	Attributable Interest

Faith Winner Investments Ltd.	British Virgin Islands	100%
Faith Winner (Jixian) Agriculture Development Company	PRC	100%
Heilongjiang Yanglin Soybean Group Co. Ltd.*	PRC	100%
* this is a variable interest entity

Use of estimates

The preparation of the financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Management makes these estimates using the best information available at the time the estimates are made; however actual results could differ materially from those estimates.

Economic and political risks

Our operations are conducted in the PRC. Accordingly, our business, financial condition and results of operations may be influenced by the political, economic and legal environment in the PRC, and by the general state of the PRC economy.

Our operations in the PRC are subject to special considerations and significant risks not typically associated with companies in North America and Western Europe. These include risks associated with, among others, the political, economic and legal environment and foreign currency exchange. Our results may be adversely affected by changes in the political and social conditions in the PRC, and by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion, remittances abroad, and rates and methods of taxation, among other things.

Land use rights

Land use rights are stated at cost less accumulated amortization. Amortization is provided over the respective useful lives, using the straight-line method. Estimated useful lives are arranging from 20 to 50 years.

Property, plant and equipment

Plant and equipment are carried at cost less accumulated depreciation. Depreciation is provided over their estimated useful lives, using the straight-line method. Estimated useful lives of the plant and equipment are as follows:

Buildings	15-35 years
Machinery and equipment	10 years
Office equipment	10 years
Other assets	6-10 years
Motor vehicles	6-8 years

The cost and related accumulated depreciation of assets sold or otherwise retired are eliminated from the accounts and any gain or loss is included in the statement of income. The cost of maintenance and repairs is charged to income as incurred, whereas significant renewals and betterments are capitalized.

Accounting for the Impairment of Long-Lived Assets

The long-lived assets held and used by us are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable. It is reasonably possible that these assets could become impaired as a result of technology or other industry changes. Determination of recoverability of assets to be held and used is by comparing the carrying amount of an asset to future net undiscounted cash flows to be generated by the assets.

If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

Construction in progress

Construction in progress represents direct costs of construction or acquisition and design fees incurred. Capitalization of these costs ceases and the construction in progress is transferred to plant and equipment when substantially all the activities necessary to prepare the assets for their intended use are completed. No depreciation is provided until it is completed and ready for intended use.

Inventories

Inventories consisting of finished goods, materials on hand, packaging materials and raw materials are stated at the lower of cost or market value. Finished goods are comprised of direct materials, direct labor and an appropriate proportion of overhead.

Trade receivables

Trade receivables are recognized and carried at the original invoice amount less allowance for any uncollectible amounts. An estimate for doubtful accounts is made when collection of the full amount is no longer probable. Bad debts are written off as incurred.

Cash and cash equivalents

We consider all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. We maintain bank accounts only in the PRC. We do not maintain any bank account in the United States of America.

Foreign currency translation

The accompanying financial statements are presented in United States dollars. The functional currency of the Company is the Renminbi (RMB). The financial statements are translated into United States dollars from RMB at period-end exchange rates as to assets and liabilities and average exchange rates as to revenues and expenses. Capital accounts are translated at their historical exchange rates when the capital transactions occurred.

The RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions. No representation is made that the RMB amounts could have been, or could be, converted into US$ at the rates used in translation.

Revenue recognition

Revenue represents the invoiced value of goods sold recognized upon the delivery of goods to customers. Revenue is recognized when all of the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, and the seller’s price to the buyer is fixed or determinable

Cost of Sales

Our cost of sales is comprised of raw materials, factory worker salaries and related benefits, machinery supplies, maintenance supplies, depreciation, utilities, inbound freight, purchasing and receiving costs, inspection and warehousing costs.

Selling Expenses

Selling expenses are comprised of outbound freight, salary for the sales force, client entertainment, commissions, depreciation, advertising, and travel and lodging expenses.

General & Administrative Expenses

General and administrative costs include outside consulting services, research & development, executive compensation, quality control, and general overhead such as the finance department, administrative staff, and depreciation and amortization expense.

Operating lease rental

Operating lease rental payment is included in general and administrative expenses.

Advertising

The Company expenses all advertising costs as incurred and includes them in selling expenses.

Shipping and handling

All shipping and handling are expensed as incurred and included in selling expenses.

Research and development

All research and development costs are expensed as incurred.

Retirement benefits

Retirement benefits in the form of contributions under defined contribution retirement plans to the relevant authorities are charged to the statements of income as incurred and the retirement benefit expenses are included in general and administrative expenses.

Income taxes

The Company accounts for income tax using an asset and liability approach and allows for recognition of deferred tax benefits in future years. Under the asset and liability approach, deferred taxes are provided for the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. A valuation allowance is provided for deferred tax assets if it is more likely than not these items will either expire before the Company is able to realize their benefits, or that future realization is uncertain.

The Company is operating in the PRC, and in accordance with the relevant tax laws and regulations of PRC, the corporation income tax rate is 33%. However, as Yanglin has been recognized as a Key Leading Enterprise in the Industrialization of Agriculture Industry by a collection of government agencies, we enjoy a complete exemption from income taxes. Our status is reviewed each two years. We are confident that we will continue to enjoy this status due to our size of operations and status in this industry.

Statutory reserves

Statutory reserves are referred to the amount appropriated from the net income in accordance with laws or regulations, which can be used to recover losses and increase capital, as approved, and are to be used to expand production or operations.

Comprehensive income

Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, all items that are required to be recognized under current accounting standards as components of comprehensive income are required to be reported in a financial statement that is presented with the same prominence as other financial statements. The Company’s current component of other comprehensive income is the foreign currency translation adjustment.

Earnings Per Share

Basic earnings per share is computed on the basis of the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed on the basis of the weighted average number of shares of common stock plus the effect of dilutive potential common shares outstanding during the period using the treasury stock method for warrants and the as-if method for convertible securities. Dilutive potential common shares include outstanding warrants, and convertible preferred stock.

Recent accounting pronouncements

In July 2006, the FASB issued FIN 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109, which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that the Company recognize in its consolidated financial statements the impact of a tax position if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective for the Company on January 1, 2007, with the cumulative effect of the change in accounting principle, if any, recorded as an adjustment to opening retained earnings.

In September 2006, the FASB issued SFAS 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements, where fair value is the relevant measurement attribute. The standard does not require any new fair value measurements. SFAS 157 is effective for financial statements issued for fiscal year beginning after November 15, 2007, and interim periods within those fiscal year.

In September 2006, the SEC issued SAB No. 108, which provides guidance on the process of quantifying financial statement misstatements. In SAB No. 108, the SEC staff establishes an approach that requires quantification of financial statement errors, under both the iron-curtain and the roll-over methods, based on the effects of the error on each of the Company’s financial statements and the related financial statement disclosures. SAB No.108 is generally effective for annual financial statements in the first fiscal year ending after November 15, 2006. The transition provisions of SAB No. 108 permits existing public companies to record the cumulative effect in the first year ending after November 15, 2006 by recording correcting adjustments to the carrying values of assets and liabilities as of the beginning of that year with the offsetting adjustment recorded to the opening balance of retained earnings.

The management of the Company does not anticipate that the adoption of these three standards will have a material impact on these consolidated financial statements.

Results of Operations

Three Months Ended September 30, 2007 Compared with Three Months Ended September 30, 2006

The following table shows the operating results for the three months ended September 30, 2007 and September 30, 2006.

Consolidated Statement of Operations	Three Months ended September 30, 2007 ($)	Three Months ended September 30, 2006 ($)
	(unaudited)	(unaudited)

Sales Revenue (net of discounts, returns and allowances)	23,257,942	11,528,635
Cost of sales	(21,638,801)	(10,042,378)
Gross Profit	1,619,141	1,486,257
Selling expenses	(29,464)	(6,292)
General and administrative expenses	(363,433)	(324,495)
Income from continuing operations	1,226,244	1,155,470
Interest expenses, net	(46,378)	(5,653)
Other expenses	(15,350)	-
Income before taxation	1,164,516	1,149,817
Income tax	-	-
Net Income	1,164,516	1,149,817

Net Sales

	For the Three Months Ended September 30		Period to Period Change
	2007 Amount ($)	2006 Amount ($)	Amount ($)%
Total Net Sales	23,257,942	11,528,635	11,729,307	101.7

Net sales were increased by $11,729,307 or 101.7% for the three months ended September 30, 2007 compared to the corresponding period of the previous year. This increase was primarily attributable to our soybean processing volume and hence product sales volume, and the rise in the price of soybean products.

In the three months ended September 30, 2007, we processed about 58,880 metric tons of soybeans and produced about 47,104 tons of soy meal and 9,939 tons of soy oil, compared to 37,710 tons of soybean, 30,168 tons of soy meal and 6,172 tons of soy oil respectively of the previous period. The increased volume was easily absorbed by the market, as the demand for soybean products in PRC market is quite huge if compared to our total supply. Our sales also benefited from our efforts in capitalizing the favorable reputation of our products among customers.

Meanwhile, the price of processed soybean products has gone up continuously during 2007, in line with the increase in soybean price. The average selling price of soy oil rose significantly by $413 or 63.1% from about $655 (using the base rate 1USD to 7.4162RMB published by People’s Bank of China on Nov. 9, 2007) per ton over the three months ended September 30, 2006 to about $1068 (using the base rate 1USD to 7.4162RMB published by People’s Bank of China on Nov. 9, 2007) per ton over the same period in 2007, while that for soy meal price remained at about $275 (using the base rate 1USD to 7.4162RMB published by People’s Bank of China on Nov. 9, 2007)over the period. This factor also made great contribution to push up sales revenue.

Cost of Sales and Gross Profit

	For the Three Months Ended September 30				Period to Period Change
	2007		2006
	Amount ($)	% of Sales Revenue	Amount ($)	% of Sales Revenue	Amount ($)%
Cost of Sales	21,638,801	93.0	10,042,378	87.1	11,596,423	115.5

Gross Profit	1,619,141	7.0	1,486,257	12.9	132,884	8.9

Our cost of sales for the three months ended September 30, 2007 rose by $11,596,423 or 115.5% from the same period of 2006, while the ratio of cost as a percentage to net sales value rose to 93.0% from 87.1% over the period. The main reasons for these changes are: (1) the material increase in the price of soybeans as the drought this year caused soybean production volume to fall significantly in Heilongjiang province. The average price of soybean in our local area rose to about $464 (using the base rate 1USD to 7.4162RMB published by People’s Bank of China on Nov. 9, 2007) per ton at the end of September 2007, from around $305 (using the base rate 1USD to 7.4162RMB published by People’s Bank of China on Nov. 9, 2007) at the end of September 2006; (2) the material increase of processing and production volume, i.e. 58,880 metric tons of soybeans, 47,104 tons of soy meal and 9,939 tons of soy oil for the three months ended September 30, 2007, compared to 37,710 tons of soybean, 30,168 tons of soy meal and 6,172 tons of soy oil respectively of the previous period.

Due to the reason no. 1 stated above, i.e. the unusual rise in soybean price, gross profit margin fell from 12.9% to 7.0% over the period, though the amount of gross profit enjoyed an increase of $132,884 or 8.9% at the same time. The growth in absolute value of gross profit is mainly due to the increase in production and sales volume.

We expect that the ratio of cost as a percentage to net sales value may drop a little, as the price of soybean is expected to fall and stabilize by the end of this year. As a result, we believe that the gross profit margin will rise gradually and slightly in the future, and the following factors may contribute to the increase in gross profit margin: (1) our enhanced ability to reduce the effect of the fluctuating soybean prices, including sourcing soybean from other soybean production areas within Heilongjiang; (2) further improvements to our production efficiency.

Another important factor that may drive our overall gross profit margins up is our plan to manufacture highly-value-adding products, which have higher profit margins. For example, the gross profit margin of squeezed oil, a kind of salad oil, will be about 20%, compared to about 10% for soy meal and soy oil, our current products. Some of these new products will be put into production around the end of October, 2007.

Operating Expenses

	For the Three Months Ended September 30				Period to Period Change
	2007		2006
	Amount ($)	% of Sales Revenue	Amount ($)	% of Sales Revenue	Amount ($)%
Selling Expenses	29,464	0.1	6,292	0.055	23,172	368.3
General & Administrative Expenses	363,433	1.6	324,495	2.8	38,938	12.0
Total Operating Expenses	392,897	1.7	330,787	2.9	62,110	18.8

Selling expenses for the three months ended September 30, 2007 increased by $23,172 or 368.3% over the same period of 2006. This was mainly due to the increase in sales-related loading and handling expenses, which usually grow in a linear relationship with sales volume, the recruiting of new salespersons and the rise in the overall salary level of sales staff. As a percentage of net sales, selling expenses amounted to 0.1%, compared to 0.055% of the corresponding period in 2006.

General and administrative expenses for the three months ended September 30, 2007 rose by $38,938 or 12.0%, compared to the corresponding period of 2006, while as a percentage of net sales, general and administrative expenses fell from 2.8% to 1.6% over the period. The increase was primarily contributed by the business travel expenses of about $30,000 (using the base rate 1USD to 7.4162RMB published by People’s Bank of China on Nov. 9, 2007) for the equity financing closed at October 3, 2007.

We expect that both selling expenses and general and administrative expenses will increase materially in the following years when we launch our new high end products. In addition, there will be increased administrative expenses spent in reporting, compliance, internal controls and corporate governance as a U.S. reporting company.

Income from Continuing Operations and Net Income

	For the Three Months Ended September 30				Period to Period Change
	2007		2006
	Amount ($)	% of Sales Revenue	Amount ($)	% of Sales Revenue	Amount ($)%
Income from continuing operations	1,226,244	5.3	1,155,470	10.0	70,774	6.1
Interest expenses, net	46,378	0.2	5,653	0.05	40,725	720.5
Other expenses	15,350	0.07	-	-	15,350	-
Income tax	-		-
Net Income	1,164,516	5.0	1,149,817	10.0	14,699	1.3

Income from continuing operations saw a 6.1% rise or $70,774 in the three months ended September 30, 2007, over the corresponding period of 2006, mainly due to the increase in sales revenue. At the same time, operating margin fell from 10.0% to 5.3%, as the increase in sales revenue was offset by the unexpected material rise in soybean price. We expect to see this ratio rise slightly in the future, as soybean price is expected to fall and stabilize by end of this year, and there would be further improvement of operating efficiency due to accumulation of skills and experience and higher economy of scales effect because of increasing sales volume.

Net interest expense increased by $40,725 or 720.5% from the nine months ended September 30, 2006 to the same period of 2007. As a percentage of net sales, net interest expense was 0.2% for the three months ended September 30, 2007, compared to 0.05% for the same period in 2006. The increase was largely due to the much higher demand for short term bank loan as source of working capital in accordance to the large increase in our production volume.

As mentioned in Overview, we have been recognized as a Key Leading Enterprise in the Industrialization of Agriculture Industry by the government, so we can enjoy a complete exemption from income taxes. We are confident that will continue to enjoy this status due to our size of operations and status in this industry.

Other expenses were $15,350 for the three months ended September 30, 2007, where there were no other expenses in the same period of 2006.

Net income increased by $14,699 or 1.3% from the three months ended September 30, 2006 to the corresponding period of 2007. This was for the same reason as income from continuing operations, as there was unexpected material rise in the price of soybean, our major raw material.

Nine Months Ended September 30, 2007 Compared with Nine Months Ended September 30, 2006

The following table shows the operating results for the nine months ended September 30, 2007 and September 30, 2006.

Consolidated Statement of Operations	Nine Months ended September 30, 2007 ($)	Nine Months ended September 30, 2006 ($)
	(unaudited)	(unaudited)

Sales Revenue (net of discounts, returns and allowances)	92,423,729	59,903,273
Cost of sales	(85,187,313)	(54,731,861)
Gross Profit	7,236,416	5,171,412
Selling expenses	(98,357)	(32,581)
General and administrative expenses	(1,155,416)	(775,952)
Income from continuing operations	5,982,643	4,362,879
Interest income	36,852	20,521
Interest expenses	(277,852)	(140,928)
Other income	51,177	-
Other expenses	(15,350)	-
Income before taxation	5,777,470	4,242,472
Income tax	-	-
Net Income	5,777,470	4,242,472

Net Sales

	For the Nine Months Ended September 30		Period to Period Change
	2007 Amount ($)	2006 Amount ($)	Amount ($)%
Total Net Sales	92,423,729	59,903,273	32,520,456	54.3

Net sales was increased by $32,520,456 or 54.3% for the nine months ended September 30, 2007 compared to the corresponding period of the previous year. This increase was primarily attributable to our soybean processing volume and hence product sales volume, and the rise in the price of soybean products.

In the nine months ended September 30, 2007, we processed about 255,787 metric tons of soybeans and produced about 204,630 tons of soy meal and 42,988 tons of soy oil, compared to 205,291 tons of soybean, 164,794 tons of soy meal and 33,935 tons of soy oil respectively of the previous period. The marketplace easily absorbed all of the increase in our production volume. This is because the demand for soybean products in PRC market is quite huge if compared to our total supply, and the sales also benefit from our efforts in capitalizing the favorable reputation of our products among customers.

Meanwhile, the price of processed soybean products has gone up continuously during 2007, in line with the increase in soybean price. The average selling price of soy oil increased by $263 or 42.5% from about RMB4600 (about $620, using the base rate 1USD to 7.4162RMB published by People’s Bank of China on Nov. 9, 2007) per ton over the nine months ended September 30, 2006 to around RMB6550 (about $884, using the base rate 1USD to 7.4162RMB published by People’s Bank of China on Nov. 9, 2007) per ton over the same period in 2007, while that for soy meal rose by $16 or 6.2% from $265 to $282 (both using the base rate 1USD to 7.4162RMB published by People’s Bank of China on Nov. 9, 2007)over the period. This factor also made great contribution to push up sales revenue.

Cost of Sales and Gross Profit

	For the Nine Months Ended September 30				Period to Period Change
	2007		2006
	Amount ($)	% of Sales Revenue	Amount ($)	% of Sales Revenue	Amount ($)%
Cost of Sales	85,187,313	92.2	54,731,861	91.4	30,455,452	55.6

Gross Profit	7,236,416	7.8	5,171,412	8.6	2,065,004	39.9

Our cost of sales for the nine months ended September 30, 2007 rose by $30,455,452 or 55.6% from the same period of 2006, while the ratio of cost as a percentage to net sales value rose to 92.2% from 91.4% over the period. The main reasons for these changes are: (1) the material increase in the price of soybeans as the drought this year caused soybean production volume to fall significantly in Heilongjiang province. The average price of soybean in our local area rose to about RMB3440 (about $464, using the base rate 1USD to 7.4162RMB published by People’s Bank of China on Nov. 9, 2007) per ton at the end of September 2007, from around RMB2260 (about $305, using the base rate 1USD to 7.4162RMB published by People’s Bank of China on Nov. 9, 2007) at the end of September 2006; (2) the material increase of processing and production volume, i.e. about 255,787 metric tons of soybeans, 204,630 tons of soy meal and 42,988 tons of soy oil of the nine months ended September 30, 2007, compared to 205,291 tons of soybean, 164,794 tons of soy meal and 33,935 tons of soy oil of the previous period.

Due to the reason no. 1 stated above, i.e. the unusual rise in soybean price, gross profit margin fell from 8.6% to 7.8% over the period, though the amount of gross profit enjoyed an increase of $2,065,004 or 39.9% at the same time. The growth in absolute value of gross profit is mainly due to the increase in production and sales volume.

We expect that the ratio of cost as a percentage to net sales value may drop a little, as the price of soybean is expected to fall and stabilize by the end of this year. As a result, we believe that the gross profit margin will rise gradually and slightly in the future. There are other reasons for this expected increase in gross profit margin: (1) our enhanced ability to reduce the effect of the fluctuating soybean prices, including sourcing soybean from other soybean production areas within Heilongjiang; (2) further improvements to our production efficiency.

Another important factor that may drive our overall gross profit margins up is our plan to manufacture high end products, which have higher profit margins. For example, the gross profit margin of squeezed oil, a kind of salad oil, will be about 20%, compared to about 10% for soy meal and soy oil, our current products. Some of these new products will be put into production around the end of October, 2007.

Operating Expenses

	For the Nine Months Ended September 30				Period to Period Change
	2007		2006
	Amount ($)	% of Sales Revenue	Amount ($)	% of Sales Revenue	Amount ($)%
Selling Expenses	98,357	0.1	32,581	0.054	65,776	201.9
General & Administrative Expenses	1,155,416	1.3	775,952	1.3	379,464	48.9
Total Operating Expenses	1,253,773	1.4	808,533	1.3	445,240	55.1

Selling expenses for the nine months ended September 30, 2007 increased by $65,7768 or 201.9% over the same period of 2006. This was mainly due to the increase in sales-related loading and handling expenses, which usually grow in a linear relationship with sales volume. The other reasons were that we had recruited more sales persons while raising the overall salary level of sales staff. As a percentage of net sales, selling expenses increased from 0.054% to 0.1% over the period.

General and administrative expenses for the nine months ended September 30, 2007 rose by $379,464 or 48.9%, compared to the corresponding period of 2006, while as a percentage of net sales, general and administrative expenses remained at 1.3% over the period. The increase was primarily due to that we had incurred legal, auditing, consulting and travel expenses totaling at over RMB1.9 million (over $258,000, using the base rate 1USD to 7.4162RMB published by People’s Bank of China on Nov. 9, 2007) for the equity financing closed at October 3, 2007.

We expect that both selling expenses and general and administrative expenses will increase materially in the following years when we launch our new high end products. In addition, there will be increased administrative expenses spent in reporting, compliance, internal controls and corporate governance as a U.S. reporting company.

Income from Continuing Operations and Net Income

	For the Nine Months Ended September 30				Period to Period Change
	2007		2006
	Amount ($)	% of Sales Revenue	Amount ($)	% of Sales Revenue	Amount ($)%
Income from continuing operations	5,982,643	6.5	4,362,879	7.3	1,619,764	37.1
Interest expenses, net	241,000	0.3	120,407	0.2	120,593	100.2
Other income, net of expenses	35,827	0.04	-	-	35,827	-
Income tax	-		-
Net Income	5,777,470	6.3	4,242,472	7.1	1,534,998	36.2

Income from continuing operations saw a 37.1% rise or $1,619,764 in the nine months ended September 30, 2007, over the corresponding period of 2006, thanks to the increase of over 54% in sales revenue. At the same time, operating margin fell from 7.3% to 6.5%, due to the unexpected material rise in soybean price, and soybean purchasing costs occupy the major portion of our costs. We expect to see this ratio rise slightly in the future, as soybean price is expected to fall and stabilize by end of this year, and there would be further improvement of operating efficiency due to accumulation of skills and experience and higher economy of scales effect because of increasing sales volume.

Net interest expense increased by $120,593 or 100.2% from the nine months ended September 30, 2006 to the same period of 2007. As a percentage of net sales, net interest expense was 0.3% for the nine months ended September 30, 2007, compared to 0.2% for the same period in 2006. The increase was largely due to the higher demand for short term bank loan as source of working capital in accordance to the large increase in our production volume.

Other income was $35,827 for the nine months ended September 30, 2007, where there was no other income in the same period of 2006.

As mentioned in Overview, we have been recognized as a Key Leading Enterprise in the Industrialization of Agriculture Industry by the government, so we can enjoy a complete exemption from income taxes. We are confident that will continue to enjoy this status due to our size of operations and status in this industry.

Net income increased by $1,534,998 or 36.2% from the nine months ended September 30, 2006 to the corresponding period of 2007. This was for the same reason as income from continuing operations, as there was unexpected material rise in the price of soybean, our major raw material.

Liquidity and Capital Resources

Generally, our current principle of financing is to use cash flow from operations and short-term bank loans to satisfy working capital requirements and shareholders’ equity investment and retained earnings to meet capital expenditures.

The following tables show the information about our liquid assets and capital resources:

	As of September 30, 2007	As of December 31, 2006
	$	$
Cash and Cash Equivalents	8,432,879	3,013,444
Trade Receivables	2,741	190,989
Working Capital	7,406,661	202,858

During the nine months ended September 30, 2007, we have increased the working capital by $7,203,803, within which the balance of cash and cash equivalents rose by 5,419,435, while that of trade receivables dropped by $188,248. This is mainly due to the growth of profit, increased short-term borrowings, and the improvement in controlling receivables.

	For the Nine Months Ended September 30, 2007	For the Nine Months Ended September 30, 2006
	$	$
Net Cash Provided by Operating Activities	4,798,991	6,364,728
Net Cash Used in Investing Activities	(750,462)	(534,925)
Net Cash Provided by (Used in) Financing Activities	1,141,501	(4,412,477)

Net cash provided by operating activities for the nine months ended September 30, 2007 dropped by $1,565,737 over the corresponding period of 2006, mainly due to the material increase in inventory for both raw material and finished products, in accordance with the increased production volume.

Net cash used in investing activities changed from $534,925 for the nine months ended September 30, 2006 to $750,462 for the same period in 2007. There was material purchase of land use rights for plants in that period of 2006, while there was purchase of equipment in the same period of 2007.

Net cash used in financing activities was $4,412,477 for the nine months ended September 30, 2006, while in the corresponding period of 2007 net cash provided by financing activities was $1,141,501. This is due to a borrowing of about $1.17 million from the bank in the nine months ended September 30, 2007.

Recent Events

On October 3, 2007, we completed, at a price of $2.15 per share, a private placement of 30 million shares of Series A Convertible Preferred Stock, par value $0.001 per share and 10 million of Series A attached five year warrants to purchase common stock at an exercise price of $2.75 per share and 5 million of Series B attached five year warrants to purchase common stock at an exercise price of $3.50, as adjusted. We received net proceeds of about $18 from that offering.

Loans

The balance of short-term bank loans was $8,025,168 ($7,981,271 short-term loan plus $43,897 current portion of long-term loan) at September 30, 2007, an increase of $1,450,034 from $6,575,134 ($6,523,825 short-term loan plus $51,309 current portion of long-term loan) at December 31, 2006. This increase is due to the material increase in demand for raw materials caused by the growth of processing volume.

The balance of our long-term bank loan was $457,984 at September 30, 2007, compared to $ 461,777 at December 31, 2006.

ITEM 3—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss to future earnings, to fair values or to future cash flows that may result from changes in the price of a financial instrument. The value of a financial instrument may change as a result of changes in interest rates, exchange rates, commodity prices, equity prices and other market changes. Our cash and cash equivalents are held for working capital purposes and consist primarily of bank deposits. We do not enter into investments for trading or speculative purposes.

Interest Rate Risk

We currently do not have any long-term debt. Our exposure to interest rate risk primarily relates to the interest income generated by excess cash invested in demand deposits. We have not used derivative financial instruments in our investment portfolio in order to reduce interest rate risk. Interest earning instruments carry a degree of interest rate risk and our future interest income may change, depending on market interest rate movement.

Foreign Currency Risk

Our business is operated in the PRC, and its value is effectively denominated in Renminbi. The fluctuation of foreign exchange rate between U.S. dollars and Renminbi could affect the value of our common stock. Our revenues and expenses are primarily denominated in Renminbi, and so our exposure to foreign exchange risks should generally be limited. We do not have material monetary assets and liabilities denominated in U.S. dollars, although to the extent that we do in the future, the fluctuation of foreign exchange rate would affect the value of these monetary assets and liabilities denominated in U.S. dollars. Generally, appreciation of Renminbi against U.S. dollars will devaluate the assets and liabilities denominated in U.S. dollar, while devaluation of Renminbi again U.S. dollars will appreciate the assets and liabilities denominated in U.S. dollar. In China, very limited hedging transactions are available to reduce our exposure to exchange rate fluctuations. To date, we have not entered into any hedging transactions in an effort to reduce our exposure to foreign currency exchange risk. While we may decide to enter into hedging transactions in the future, the availability and effectiveness of these hedges may be limited and we may not be able to successfully hedge our exposure at all.

Commodity Price Risk

We engage in manufacturing non-genetically modified soybean-based products in the PRC. Our main raw materials are commodities. Our exposure to commodity price risk is directly related to fluctuations of PRC domestic market and indirectly related to that of international market.

ITEM 4—CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.

Under supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the period covered by this Quarterly Report on Form 10-Q (the “Evaluation Date”); and whether any change has occurred in the Company’s internal control over financial reporting pursuant to Exchange Act Rules 13a-15(d) and 15d-15(d). Based on this evaluation, our principal executive officer and principal financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective.

It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

(b) Changes in internal control over financial reporting.

There was no change in our internal control over financial reporting that occurred in the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1A—RISK FACTORS

You should carefully consider the following risk factors before investing in our common stock. Our business and results of operations could be seriously harmed by any of the following risks. The trading price of our common stock could decline due to any of these risks, and you may lose part or all of your investment.

Risks Related To Our Business

Our raw material supply is vulnerable to natural disasters, which could severely disrupt the normal operation of our business and therefore adversely affect our business.

As soybeans are our main raw materials and most of our soybeans are grown in and obtained from farmers in the Heilongjiang province, natural disasters such as drought, earthquakes, floods, and heavy rains in Heilongjiang may lead to a shortage in our supply of soybeans and result in soybean price increases, and consequently adversely affect our operations.

Our efforts to manufacture value added products may not be successful.

In order to grow our business and achieve higher profit margins, we have begun to construct new plants and add new equipment to manufacture value added products such as high-grade oil, protein concentrate, oil powder, etc. If the consumers do not accept our new products, the market for such products has not fully developed, or we do not have experienced sales personnel to market such products, we may not achieve the result as we expect and our business operation and financial conditions may be adversely affected.

Soybean prices fluctuate greatly. This may adversely affect our operations.

As a commodity, soybeans are subject to the price fluctuation of the commodity market in China and indirectly to the international commodity market. For example, the soybean price was between RMB 1.02 and RMB1.10 per 500 grams this year while the price was RMB 1.30 and RMB 2.03 per 500 grams last year due to a severe drought. If the soybean price increases significantly, we may have a problem with out working capital because we have to buy a large quantity to get lower prices.

Our full capacity may be reached soon. Our growth may be impacted if we could not expand our capacity in the near future.

The designed capacity of our facilities is 520,000 tons per year and the maximum utilization rate for our industry is approximately 90%. We expect to process 400,000 tons in 2007 and 420,000 in 2008. We will soon need additional capacity to grow our business. If we are not able to build or acquire new facilities in 2009, the growth of our business maybe adversely affected.

We do not have long-term soybean supply contracts, which could have a material adverse effect on us.

Currently, we source about 70% of our raw materials from farmers with whom we have a long term relationship and about 30% from intermediaries who purchase directly from other farmers. However, we do not have long term contracts with the farmers or the intermediaries. All current supply contracts with the soybean farmers are one-year contracts without fixed prices. Therefore, we may not be able to control supply risks. Any significant fluctuation in price of our raw materials could have a material adverse effect on the manufacturing cost of our products.

We have tried to mitigate the risks by paying attractive premium to those farmers who will purchase “Yanglin” soybean seeds, cultivate and plant them and then sell the soybeans to us in order to guarantee our soybean supplies. However, if our competitors also pay premium or even pay higher premium to attract the suppliers, we may lose our advantage in purchasing price and lose some of the soybean supplies.

The soybean price is largely beyond our control in addition to natural disaster or supply competition.

The soybean price may also be affected by other factors in addition to natural disaster or supply competition, such as global commodity price increase, government control or suppliers’ financial difficulties. We may have limited options in the short-term for alternative supply if our suppliers fail for any reason, including suppliers’ business failure or financial difficulties to continue the supply of raw materials. Moreover, identifying and accessing alternative sources may increase our costs. Although raw materials are generally available and we have not experienced any raw material shortage in the past, we cannot assure that the necessary materials will continue to be available to us at prices currently in effect or acceptable to us.

Some of our land may be reclaimed by the government and this may materially impact our operations.

Most land in China is state-owned and land use rights may be granted, transferred, leased or allocated. Allocated land use rights are generally provided by the government for an indefinite period (usually to state-owned entities) and cannot be pledged, mortgaged, leased, or transferred by the user. As the same time, allocated land can be reclaimed by the government at any time. The lands occupied by Factory No. 1 and No. 2 is allocated land and accordingly subject to the risk of being reclaimed. We are in the process of applying for the land use rights over Factory No. 2. Although the risk being reclaimed is very small because the government is encouraging the growth of our industry and will continue to support our business, we cannot guarantee the land will not be reclaimed in the future.

We may lose our advantages if there is emergence of new production technologies for other competitors.

Our business is dependent on our ability to utilize current technologies to produce high quality products with low cost. Currently, we employ advanced technologies now available in our manufacturing process. However, newer and better manufacturing technologies may emerge. If we are unable to adapt the production processes to newer and more efficient manufacturing technologies that may be used by our competitors to manufacture products that are of higher quality or at a lower cost, we may lose market share and our financial performance may be adversely affected because we do not have the financial resources to build new facilities using such new technologies.

Our manufacturing facilities are exposed to natural or manual disasters which could cause adverse effects on our operations.

Our factory infrastructures and manufacturing facilities are exposed to fire hazards and other natural calamities which could cause significant delay to our production or disruption to our operation.

We receive a significant portion of our revenues from a small number of customers. Our business will be harmed if our main customers reduce their orders from us.

Our customers mainly comprise approximately 40 distributors of soybean oil and other soybean products, as well as soybean food product and animal feed manufacturers. Although our sales are widely diversified among our customers and our largest customer accounts for only 9% of our total sales, our top ten customers accounted for about 36% of our net sales in fiscal 2006. Dependence on a few customers could make it difficult to negotiate attractive prices for our products and could expose us to the risk of substantial losses if a single dominant customer ceases purchasing. If we lose any customers and are unable to replace them with other customers that would purchase a similar amount of our products, our revenues and net income would decline considerably.

Our product delivery is dependent upon the efficiency of the rail system and any disruption in the services or increase in transportation costs will have a material adverse impact on our operations.

Approximately 70% of our products are transported to our customers by rail. We are largely dependent upon the efficiency of China’s rail system and network to deliver our products. Any disruption of their service will largely impact our ability to fulfill our orders on a timely basis and recognize revenue. Also any increase in transportation costs may deter our customers and lead them to source products from other nearby suppliers, thus negatively affecting our sales.

Potential environmental liability could have a material adverse effect on our operations and financial condition.

To the knowledge of management, we have complied with the prescribed standard of environment protection as evidenced by a certificate issued by the government. Although it has not been alleged by government officials that we have violated any current environmental regulations, we cannot assure that the government will not amend the current environmental protection laws and regulations. Our business and operating results may be materially and adversely affected if we were to be held liable for violating existing environmental regulations or if we were to increase expenditures to comply with environmental regulations affecting our operations.

Inadequate funding for our capital expenditure may affect our growth strategy and profitability.

Our continued growth depends upon our ability to raise capital from outside sources. To maintain our profitability, we should increase the efficiency and achieve economies of scale in production of those low-margin products, and at the same time to develop those high-margin profit products. Adequate funding is needed to expand the production scale or develop new products. However, adequate funding is dependent upon a number of factors, including without limitation the nation’s or the world’s economy, our business condition, the financial environment as well as the relevant legal environment. If we are unable to obtain sufficient financing, our growth and profitability may be adversely limited.

The sale price fluctuation for our products is periodic, which could affect on our financial results.

The prices of our products vary seasonably, among others, by the change of soybean supply and demand. Usually, our prices are lowest during the soybean harvest time between October and December and on the peak from January to February because of the New Year and Spring Festival. However, the price also subject to other conditions. As a result, we believe that period-to-period comparisons of our historical results of businesses are not necessarily meaningful and that you should not rely on them as an indication for future performance. It is also possible that our quarterly results of operations may be below the expectations of public market analysts and investors.

Risks Related To Our Management and Internal Control

It will probably cost us a long time to establish adequate management and internal controls. As a result, there may be some operation risks with respect to our business management.

We are constantly striving to establish and improve our business management and internal accounting control to forecast, budget and allocate our funds. However, as a Chinese company that has just become a US public company, it is difficult for us to hire and retain a sufficient number of qualified employees of management and internal control in a short period. It will also probably take us a long time to educate our employees about the internal control. As a result, we may experience difficulty in collecting financial data and preparing financial statements, books of account and corporate records, and instituting business practices that meet international standards in a short period.

We depend on key personnel for our business operations, whose discontinuance could incur our high replacement cost.

Our future success depends substantially on the continued services of our executive officers, especially Mr. Shulin Liu, our chairman and chief executive officer, Mr. Yulin Liu, the president, Mr. Zhongtai Guo, vice president and chief operating officer, Mr. Shaocheng Xu, chief financial officer, Ms. Shuhua Xia, chief accountant. If one or more of our key executive officers are unable or unwilling to continue in their present positions, we may not be able to replace them readily, if at all. Therefore, our business may be severely disrupted, and we may incur additional expenses and take additional time to recruit and retain new officers.

We may not be able to effectively protect our proprietary rights, which could harm our business and competitive position.

Our success depends, in part, on our ability to protect our proprietary rights. At present, we have registered the trademarks for “Yanglin” logo in China which are currently used for all our products. We cannot assure you that we will be able to effectively protect our trademarks in the future. Currently, implementation of PRC intellectual property-related laws has historically been lacking, primarily because of ambiguities in the PRC laws and difficulties in enforcement. Accordingly, intellectual property rights and confidentiality protections in the PRC may not be as effective as in the United States or other developed countries. Policing unauthorized use of proprietary technology is difficult and expensive, and we might need to resort to litigation to enforce our rights or defend us, or to determine the enforceability, scope and validity of our proprietary rights or those of others. Such litigation may require significant expenditure of cash and management efforts and could harm our business, financial condition and results of operations. An adverse determination in any such litigation will impair our intellectual property rights and may harm our business, competitive position, business prospects and reputation.

We may be exposed to intellectual property infringement and other claims by third parties, which, if successful, could cause us to pay significant damage awards and incur other costs.

While we believe that the technology we use is not protected by any patent or intellectual property rights, we face the risk of being the subject of intellectual property infringement claims. The validity and scope of claims relating to the manufacturing of soybean products may involve complex technical, legal and factual questions and analysis and, therefore, may be highly uncertain. The defense and prosecution of intellectual property suits, patent opposition proceedings and related legal and administrative proceedings can be both costly and time consuming and may significantly divert the efforts and resources of our technical and management personnel. An adverse determination in any such litigation or proceedings to which we may become a party could subject us to significant liability, including damage awards to third parties, require us to seek licenses from third parties, to pay ongoing royalties, or to redesign our products or subject us to injunctions preventing the manufacture and sale of our products. Protracted litigation could also result in our customers or potential customers deferring or limiting their purchase or use of our products until resolution of such litigation. Further, we do not have adequate product liability insurance coverage against defective products as our products are manufactured according to fairly basic formulas. Any disputes so far have been resolved through friendly negotiations. There is no guarantee that we will not be involved in any legal proceedings should such negotiations fail one day.

Risks Related to Our Expansion

We give no assurances that any plans for future expansion will be implemented or that they will be successful.

While we have expansion plans, which include manufacturing “deep-processed” and refined soybean products, expanding our production lines and expanding our sales, there is no guarantee that such plans will be implemented or that they will be successful. These plans are subject to, among other things, the feasibility to meet the challenges we face, our ability to arrange for sufficient funding for more manufacturing facilities and the increasing working capital and the ability to hire qualified and capable employees to carry out these expansion plans.

Our personnel may not effectively support our growth and therefore impeding the expansion plan.

We currently have sufficient experienced and skilled employees for our business operations. But if our business and markets grow and develop, it will be necessary for us to expand our operation in an orderly fashion, which will put added pressure on our management and operational infrastructure. We may not have the requisite experience to manage and operate a larger, more modern manufacturing plant and bigger production lines. In addition, we may face challenges in product offerings and in integrating acquired businesses. These events would increase demands on our existing management, workforce and facilities. Failure to satisfy these increased demands could interrupt or adversely affect our operations and cause production backlogs, longer product development time frames and administrative inefficiencies.

We may not able to increase our sources for soybean supply. As a result, we may not support our plan to increase products.

In order to increase our raw material supplies, we intend to expand our soybean supply area through development of additional farmland soybean agreements, which in turn will be accomplished through contract negotiations with private farmers and cooperation with state-owned farms. However, it is difficult to obtain farmlands from private farmers or state-owned farms. If we cannot expand the soybean supply area, we may not be able to increase the supplies of the soybean andour plan to increase soybean products .

We may have difficulty to expand our sales network in domestic market or to explore new overseas market.

We intend to intensify our marketing efforts in the PRC by expanding existing sales and marketing network coverage to reach more areas by establishing more sales offices within the PRC and other countries such as Singapore, Malaysia, Canada and the United States. However, overseas consumers may not accept the value of non-generically modified soybean products and would not like to pay the premium of it. It also may be difficult to expand the sales channels in China’s markets if we are unable to advertise our products through various forms of media. But the advertising in commercial magazines, popular newspapers or over the internet will enhance our sales costs.

Our acquisition plan may not succeed, which will adversely affect our overall expansion plan.

We plan to expand our production facilities through the acquisition of approximately 3 to 4 additional factories, which can increase our current annual soybean production capacity up to about 1.5 million tons of soybeans over the next 3 years. However, it will be difficult for us to negotiate the acquisition with those factories, who may bargain for higher acquiring prices. Additionally, the acquisition will be submitted to the government for approval. That process may increase the risk of the acquisition failure or increase our acquisition cost, which decreases the value of the acquisition. If our acquisition fails, it will block our overall expansion plan.

Risks Related To Our Industry

China’s commitments to the World Trade Organization may intensify competition.

In connection with its accession to the World Trade Organization, China made many commitments including opening its markets to foreign products, allowing foreign companies to conduct distribution business and reducing customs duties. Foreign manufacturers may begin to manufacture non-genetically modified soybean products and ship their products or establish manufacturing facilities in China. Competition from foreign companies may reduce profit margins and hence our business results would suffer.

If the substitute products for soybean oil increase, we may lose our market share of soybean oil market.

Substitute products for soybean oil, such as vegetable oil of peanut and palm oil could increase the intensity of competition faced by us. With the appearance of substitute products for soybean oil, consumers have more choices. Part of consumers may prefer vegetable oil. As a result, we may lose our market share of soybean oil market.

If we are not be able to maintain competitive in non-genetically modified soybean product business, we may not achieve sufficient product revenues.

At present, we are the largest most integrated private non-genetically modified soybean product company in China and the world leader in the non-GM soybean industry. Our products compete with a multitude of products developed, manufactured and marketed by others and we expect competition from new market entrants in the future. Our current competitors are the other domestic non-genetically modified soybean companies and global manufacturers who are or may enter the non-genetically modified soybean product business. Although currently we view ourselves in a favorable position, we may not remain competitive if existing or future competing products may provide better quality, greater utility, lower cost or other benefits from their intended uses than our products, or may offer comparable performance at lower cost. If our products fail to capture and maintain market share, we may not achieve sufficient product revenues, and our business would suffer.

The inability of the PRC government to keep the PRC a genetically modified-free soybean zone will remove our competitive edge and negatively impact our operations.

We distinguish ourselves from our competitors in that we manufacture and sell non-genetically modified soybean products. Because the PRC is a non-genetically modified soybean growing zone, our competitors are not the large, better capitalized producers of genetically modified soybean products. The PRC has one of the strictest bio-safety regulations in the world, requiring safety certificates and labeling of genetically modified products. However, with so much genetically modified soybeans being imported into the country, there is a question as to whether the PRC is able to keep it a genetically modified-free soybean zone. If the PRC is unsuccessful in keeping the PRC a genetically modified-free soybean zone and our soybeans are tainted through pollination, we will lose our competition edge and this would adversely affect our operations.

Our failure to comply with ongoing governmental regulations could hurt our operations and reduce our market share.

In China, the food industry is undergoing increasing regulations as environmental awareness increases in China. The trend is that the Chinese government toughens its regulations and penalties for violations of environmental regulations. New regulatory actions are constantly changing our industry. Although we believe we have complied with applicable government regulations, there is no assurance that we will be able to do so in the future.

Risks Related To Doing Business In China

We face the risk that changes in the policies of the PRC government could have a significant impact upon the business we may be able to conduct in the PRC and the profitability of such business.

All of our business operations are conducted in China. Accordingly, our business, financial condition, results of operations and prospects are affected significantly by economic, political and legal developments in China. The Chinese economy differs from the economies of most developed countries in many respects, including level of government involvement in economic activities, stage of national development, and control of foreign exchange.

While the Chinese economy has grown significantly in the past 20 years, the growth has been uneven, both geographically and among various sectors of the economy. Policies of the PRC government can have significant effects on the economic conditions of the PRC. The PRC government has confirmed that economic development will follow the model of a market economy. Under this direction, we believe that the PRC will continue to strengthen its economic and trading relationships with foreign countries and business development in the PRC will follow market forces. While we believe that this trend will continue, we cannot assure you that this will be the case. A change in policies by the PRC government could adversely affect our interests by, among other factors: changes in laws, regulations or the interpretation of laws and regulations, confiscatory taxation, restrictions on currency conversion, imports or sources of supplies, or the expropriation or nationalization of private enterprises. Although the PRC government has been pursuing economic reform policies for more than two decades, we cannot assure you that the government will continue to pursue such policies or that such policies may not be significantly altered, especially in the event of a change in leadership, social or political disruption, or other circumstances affecting the PRC’s political, economic and social life.

Our business is largely subject to the uncertain legal environment in China and your legal protection could be limited.

The Chinese legal system is a civil law system based on written statutes. Unlike common law systems, it is a system in which precedents set in earlier legal cases are not generally used. The overall effect of legislation enacted over the past 20 years has been to enhance the protections afforded to foreign invested enterprises in China. However, these laws, regulations and legal requirements are relatively recent and are evolving rapidly, and their interpretation and enforcement involves uncertainties. These uncertainties could limit the legal protections available to foreign investors, such as the right of foreign invested enterprises to hold licenses and permits such as requisite business licenses. In addition, all of our executive officers and our directors are residents of China, and substantially all the assets of these persons are located outside the U.S. As a result, it could be difficult for investors to effect service of process in the U.S., or to enforce a judgment obtained in the U.S. against us or any of these persons.

The Chinese government exerts substantial influence over the manner in which we must conduct our business activities.

China only recently has permitted provincial and local economic autonomy and private economic activities. Chinese government has exercised and continues to exercise substantial control over virtually every sector of the Chinese economy through regulation and state ownership. Our ability to operate in China may be harmed by changes in its laws and regulations, including those relating to taxation, import and export tariffs, environmental regulations, land use rights, property and other matters. We believe that our operations in China are in material compliance with all applicable legal and regulatory requirements. However, the central or local governments of these jurisdictions may impose new, stricter regulations or interpretations of existing regulations that would require additional expenditures and efforts on our part to ensure our compliance with such regulations or interpretations. Accordingly, government actions in the future, including any decision not to continue to support recent economic reforms and to return to a more centrally planned economy, or regional or local variations in the implementation of economic policies, could have a significant effect on economic conditions in China or particular regions thereof, and could require us to divest ourselves of any interest we hold in Chinese properties.

Inflation in China may inhibit our activity to conduct business in China.

In recent years, the Chinese economy has experienced periods of rapid expansion and high rates of inflation. During the past ten years, the rate of inflation in China has been as high as 20.7% and as low as -2.2%. These factors have led to the adoption by Chinese government, from time to time, of various corrective measures designed to restrict the availability of credit or regulate growth and contain inflation. While inflation has been more moderate since 1995, high inflation may in the future cause Chinese government to impose controls on credit and/or prices, or to take other action, which could inhibit economic activity in China, and thereby harm the market for our products.

Restrictions on currency exchange may limit our ability to receive and use our revenues effectively.

The majority of our revenues will be settled in Renminbi and U.S. Dollars, and any future restrictions on currency exchanges may limit our ability to use revenue generated in Renminbi to fund any future business activities outside China or to make dividend or other payments in U.S. dollars. Although the Chinese government introduced regulations in 1996 to allow greater convertibility of the Renminbi for current account transactions, significant restrictions still remain, including primarily the restriction that foreign-invested enterprises may only buy, sell or remit foreign currencies after providing valid commercial documents at those banks in China authorized to conduct foreign exchange business. In addition, conversion of Renminbi for capital account items, including direct investment and loans, is subject to governmental approval in China, and companies are required to open and maintain separate foreign exchange accounts for capital account items. We cannot be certain that the Chinese regulatory authorities will not impose more stringent restrictions on the convertibility of the Renminbi.

The fluctuation of the Renminbi may materially and adversely affect your investment.

The value of our common stock will be affected by the foreign exchange rate between U.S. dollars and Renminbi, and between those currencies and other currencies in which our sales may be denominated. For example, to the extent that we need to convert U.S. dollars into Renminbi for our operational needs and should the Renminbi appreciate against the U.S. dollar at that time, our financial position, the business of the company, and the price of our common stock may be harmed. If we decide to convert our Renminbi into U.S. dollars for the purpose of declaring dividends on our common stock or for other business purposes and the U.S. dollar appreciates against the Renminbi, the U.S. dollar equivalent of our earnings from our subsidiaries in China would be reduced.

We may not be able to distribute our assets upon liquidation.

Our assets are predominately located inside China. Under the laws governing foreign investment enterprises in China, dividend distribution and liquidation are allowed but subject to special procedures under the relevant laws and rules. Any dividend payment will be subject to the decision of the board of directors and subject to foreign exchange rules governing such repatriation. Any liquidation is subject to both the relevant government agency’s approval and supervision as well the foreign exchange control. This may generate additional risk for our investors in case of liquidation.

We may be treated as a resident enterprise for PRC tax purposes after the Enterprise Income Tax Law becomes effective on January 1, 2008, which may subject us to PRC income tax for any dividends we receive from our subsidiaries and PRC income tax withholding for any dividends we pay to our non-PRC shareholders.

The Enterprise Income Tax Law provides that enterprises established outside of China whose “de facto management bodies” are located in China are considered “resident enterprises” and will generally be subject to the uniform 25.0% enterprise income tax rate as to their global income, including income we receive from our subsidiaries. The term “de facto management bodies” is not defined under the Enterprise Income Tax Law and it is currently unclear in which situations a non-PRC enterprise’s “de facto management body” is located in China. All of our management is currently based in China, and if a majority of the members of our management team continue to be located in China after the effective date of the Enterprise Income Tax Law, we may be considered a PRC resident enterprise and therefore subject to PRC enterprise income tax at the rate of 25% on our worldwide income, which will include any dividend income we receive from our subsidiaries. If we are required under the Enterprise Income Tax Law to pay income tax for any dividends we receive from our subsidiaries, our revenues could decrease significantly.

We have limited business insurance coverage in China, which could harm our business.

We are exposed to many risks, including equipment failures, natural disasters, industrial accidents, power outages, and other business interruptions. We do not carry business interruption insurance and as a result, we may be required to pay for financial and other losses, damages and liabilities, including those caused by natural disasters and other events beyond our control, out of our own funds, which could have a material adverse effect on our business, financial condition and results of operations.

Any future outbreak of severe acute respiratory syndrome or avian influenza in China, or similar adverse public health developments, may severely disrupt our business and operations.

A renewed outbreak of severe acute respiratory syndrome, the Avian Flu or another widespread public health problem in China, where all of our manufacturing facilities are located and where all of our revenues are derived from, could have a negative effect on our operations. In addition, there have been confirmed human cases of avian influenza in PRC, Vietnam, Iraq, Thailand, Indonesia, Turkey, Cambodia and other countries which have proven fatal in some instances. If such an outbreak or any other similar epidemic were to spread in China, where our operations are located, it may adversely affect our business and operating results. Such an outbreak could have an impact on our operations as a result of quarantines or closures of our manufacturing facilities or the retail outlets, which would severely disrupt our operations, the sickness or death of our key officers and employees, and a general slowdown in the Chinese economy.

Risks Related To The Market For Our Stock

Our Common Stocks subject to price volatility and may result in losses for investors.

The stock market has experienced significant price and volume fluctuations that have particularly affected the trading prices of equity securities of many companies that have business operations exclusively in China. These fluctuations have often been unrelated or disproportionate to the operating performance of many of these companies. Any negative change in the public’s perception of these companies could decrease our stock price regardless of our operating results. The market price of our common stock has been and may continue to be volatile. We expect our stock price to be subject to fluctuations as a result of a variety of factors, including factors beyond our control.

These factors include without limitation actual or anticipated variations in our quarterly operating results, announcements of technological innovations or new products or services by us or our competitors, announcements relating to strategic relationships or acquisitions, additions or terminations of coverage of our common stock by securities analysts, statements by securities analysts regarding us or our industry, conditions or trends in the our industry, and changes in the economic performance and/or market valuations of other soybean product companies.

The prices at which our common stock trades will affect our ability to raise capital, which may have an adverse affect on our ability to fund our operations.

Our common stock may be considered to be a “penny stock” and, as such, the market for our common stock may be further limited by certain SEC rules applicable to penny stocks.

To the extent the price of our common stock remains below $5.00 per share or we have net tangible assets of $2,000,000 or less, our common shares will be subject to certain “penny stock” rules promulgated by the SEC. Those rules impose certain sales practice requirements on brokers who sell penny stock to persons other than established customers and accredited investors (generally institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000). For transactions covered by the penny stock rules, the broker must make a special suitability determination for the purchaser and receive the purchaser’s written consent to the transaction prior to the sale. Furthermore, the penny stock rules generally require, among other things, that brokers engaged in secondary trading of penny stocks provide customers with written disclosure documents, monthly statements of the market value of penny stocks, disclosure of the bid and asked prices, disclosure of the compensation to the brokerage firm, and disclosure of the sales person working for the brokerage firm. These rules and regulations adversely affect the ability of brokers to sell our common shares and limit the liquidity of our securities.

We do not intend to pay cash dividends in the foreseeable future.

We do not anticipate paying any cash dividends in the foreseeable future. We currently intend to retain all available funds and any future earnings for use in the operation and expansion of our business. In addition, the terms of any future debt or credit facility may preclude us from paying any dividends. As a result, capital appreciation, if any, of our common stock will be your sole source of potential gain in your investment for the foreseeable future.

Our chief executive officer could exert significant influence over our significant corporate decisions and may act in a manner that advances his best interests and not necessarily those of other stockholders.

Our Chief Executive Officer, Mr. Shulin Liu and his wife Mrs. Huanqin Ding, beneficially own approximately 91% of our common stock through their 100% holding in Winner State (BVI). As a result, Mr. Liu may be able to influence significantly the outcome of all matters requiring stockholder approval, including the election and removal of directors and any merger, consolidation, or sale of all or substantially all of our assets and he may act in a manner that advances his best interests and not necessarily those of other stockholders, including investors in this offering, by, among other things: delaying, deferring or preventing a change in control of us; entrenching our management and/or our board of directors; impeding a merger, consolidation, takeover or other business combination involving us; discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of us; or causing us to enter into transactions or agreements that are not in the best interests of all stockholders.

There is currently a very limited trading market for our common stock

Our common stock is quoted on the over-the-counter Bulletin Board. However, our bid and asked quotations have not regularly appeared on the OTC Bulletin Board for any consistent period of time. There is no established trading market for our common stock and our common stock may never be included for trading on any stock exchange or through any other quotation system (including, without limitation, the NASDQ Stock Market). You may not be able to sell your shares due to the absence of a trading market.

We will incur increased costs as a result of changes in laws and regulations relating to corporate governance matters.

As a public reporting company, we will need to comply with the Sarbanes-Oxley Act of 2002 and the related rules and regulations adopted by the SEC, including expanded disclosures, accelerated reporting requirements and more complex accounting rules. Compliance with Section 404 of the Sarbanes-Oxley Act of 2002 and other requirements will increase our costs and require additional management resources. Additionally, these laws and regulations could make it more difficult or more costly for us to obtain certain types of insurance, including director and officer liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. The impact of these events could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as executive officers. We are presently evaluating and monitoring developments with respect to these laws and regulations and cannot predict or estimate the amount or timing of additional costs we may incur to respond to their requirements.

We may not be able to achieve and maintain an effective system of internal control over financial reporting, a failure which may prevent us from accurately reporting our financial results or detecting and preventing fraud.

We will be subject to reporting obligations under the U.S. securities law. Beginning with out annual report on Form 10-K for the fiscal year ending December 31, 2007, we will be required to prepare a management report on our internal control over financial reporting containing our management’s assessment of the effectiveness of our internal control over financial reporting. In addition, our independent registered public accounting firm must attest to and report on the effectiveness of our internal control over financial reporting. Our management may conclude that our internal controls over our financial reporting is not effective. Moreover, even if our management concludes that our internal control over financial reporting is effective our independent registered public accounting firm may still decline to attest to the effectiveness or may issue a report that is qualified if it is not satisfied with our controls or the level at which our controls are documented, designed, operated or reviewed, or if it interprets the relevant requirements differently from us. Our reporting obligations as a public company will place a significant strain on our management, operational and financial resources and systems for the foreseeable future.

We may require additional capital, which may not be available on commercially reasonable terms, or at all.

Capital raise through the sale of equity securities may result in dilution to our shareholders. The incurrence of indebtedness would result in increased debt service obligations and could result in operating and financing covenants that would restrict our operations. Financing may be unavailable in amounts or on terms acceptable to us, or at all. Failure to obtain such additional capital could have an adverse impact on our business strategies and growth prospects.

ITEM 6. EXHIBITS

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Victory Divide Mining Company

Date: November 29, 2007	By:	/s/ SHULIN LIU
Shulin Liu Chief Executive Officer (Principal Executive Officer)

Victory Divide Mining Company

Date: November 29, 2007	By:	/s/ SHAOCHENG XU
Shaocheng Xu Chief Financial Officer (Principal Financial and Accounting Officer)