Form 10-Q
period 2008-03-31
Yanglin Soybean, Inc.
filed 2008-05-15
CIK 1368745

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

The number of shares of Common Stock outstanding on May 13, 2008 was 20,000,003 shares.

Yanglin Soybean, Inc.

See the accompanying notes to the condensed consolidated financial statements

ITEM 1—FINANCIAL STATEMENTS

YANGLIN SOYBEAN INC. (FORMERLY KNOWN AS VICTORY DIVIDE MINING COMPANY)

REVIEWED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007
(Stated in US dollars) (Unaudited)

YANGLIN SOYBEAN INC. F/K/A VICTORY DIVIDE MINING COMPANY

CONTENTS	PAGES
REPORT OF INDEPENDENT REGISTERED PUBLIC
ACCOUNTING FIRM	1

CONSOLIDATED BALANCE SHEETS	2 - 3

CONSOLIDATED STATEMENTS OF INCOME AND
COMPREHENSIVE INCOME	4

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY	5

CONSOLIDATED STATEMENTS OF CASH FLOWS	6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	7 - 24

ALBERT WONG & CO.
CERTIFIED PUBLIC ACCOUNTANTS
7th Floor, Nan Dao Commercial Building
359-361 Queen’s Road Central
Hong Kong
Tel : 2851 7954
Fax: 2545 4086

ALBERT WONG
B.Soc., Sc., LL.B., P.C.LL., Barrister-at-law, C.P.A.(Practising).

To:	The board of directors and stockholders of Yanglin Soybean Inc.

Report of Independent Registered Public Accounting Firm

We have reviewed the accompanying interim consolidated balance sheets of Yanglin Soybean Inc. as of March 31, 2008 and 2007, and the related consolidated statements of income, stockholders’ equity and cash flows for the three-months periods then ended, in accordance with the standards of the Public Company Accounting Oversight Board (United States). All information included in these financial statements is the representation of the management of Yanglin Soybean Inc.

A review consists principally of inquiries of company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with U.S. generally accepted accounting principles.

Hong Kong	Albert Wong & Co.
May 10, 2008	Certified Public Accountants

YANGLIN SOYBEAN INC. F/K/A VICTORY DIVIDE MINING COMPANY

CONSOLIDATED BALANCE SHEETS
AS AT MARCH 31, 2008 AND DECEMBER 31, 2007
(Stated in US Dollars)

	Notes	March 31, 2008	December 31, 2007
		(Unaudited)	(Audited)
ASSETS
Current assets
Cash and cash equivalents	2(k)	$10,698,297	$9,210,121
Pledged deposits	4	500,000	500,000
Accounts receivable	2(j)&5	-	13,854
Inventories	2(i)&7	21,334,723	17,883,652
Advances to suppliers		8,688,133	5,736,267
Prepaid VAT and other taxes		2,949,675	2,457,137
Other receivables	6	66,404	27,896

Total current assets		$44,237,232	$35,828,927
Property, plant and equipment, net	2(g)&8	21,706,046	22,563,196
Intangible assets, net	2(e),(f)&9	4,668,564	3,444,081
Prepaid deposits for equipment and
construction		9,499,089	8,896,327
TOTAL ASSETS		$80,110,931	$70,732,531
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Short term bank loans	10	$12,816,496	$12,305,000
Current portion of long term bank
loans	12	49,405	47,433
Accounts payable		11,163	12,921
Other payables	11	32,624	44,380
Customers deposits		3,240,183	2,656,777
Accrued liabilities		547,617	521,114
Total current liabilities		$16,697,488	$15,587,625
Long term liabilities
Long term bank loans	12	464,630	457,107

TOTAL LIABILITIES		$17,162,118	$16,044,732

See accompanying notes to consolidated financial statements

YANGLIN SOYBEAN INC. F/K/A VICTORY DIVIDE MINING COMPANY

CONSOLIDATED BALANCE SHEETS (Continued)
AS AT MARCH 31, 2008 AND DECEMBER 31, 2007
(Stated in US Dollars)

	Notes	March 31, 2008	December 31, 2007
		(Unaudited)	(Audited)
STOCKHOLDERS’ EQUITY
Preferred Stock – $0.001 par value 50,000,000 share authorized; 9,999,999 and 9,999,999 issued and outstanding as of March 31, 2008 and December 31, 2007 respectively.	13	$2,923,815	$2,923,815

Common stock – $0.001 par value 100,000,000 shares authorized; 20,000,003 shares issued and outstanding as of March 31, 2008 and December 31, 2007	14	20,000	20,000
Additional paid-in capital	14	27,487,549	27,487,549
Statutory reserves	2(s)	3,490,834	3,490,834
Retained earnings		23,269,221	17,410,219
Accumulated other comprehensive income	2(t)	5,757,394	3,355,382
		$62,948,813	$54,687,799

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY		$80,110,931	$70,732,531

See accompanying notes to consolidated financial statements

YANGLIN SOYBEAN INC. F/K/A VICTORY DIVIDE MINING COMPANY

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
FOR THE THREE-MONTHS ENDED MARCH 31, 2008 AND 2007
(Stated in US Dollars) (Unaudited)

	Three months ended March 31,
		2008	2007
	Notes

Net sales	2(m)&18	$65,275,858	$35,293,846
Cost of sales	2(n)&18	(58,438,980)	(31,977,991)

Gross profit		$6,836,878	$3,315,855

Selling expenses		(54,425)	(17,613)
General and administrative expenses		(692,812)	(424,520)

Income from operation		6,089,641	2,873,722
Interest income		18,284	12,436
Interest expenses		(248,923)	(111,064)

Income from continuing operations before income taxes		$5,859,002	$2,775,094
Income taxes	2(r)&16	-	-

Net income		$5,859,002	$2,775,094

Foreign currency translation adjustment		2,402,012	245,827
Comprehensive income		$8,261,014	$3,020,921

Basic earnings per share	15	$0.413	$0.151

Diluted earnings per share	15	$0.275	$0.151

Basic weighted average share outstanding	15	20,000,003	19,998,473

Diluted weighted average share outstanding	15	30,000,002	19,998,473

See accompanying notes to consolidated financial statements

YANGLIN SOYBEAN INC. F/K/A VICTORY DIVIDE MINING COMPANY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEAR ENDED DECEMBER 31, 2007 AND THREE-MONTHS ENDED
MARCH 31, 2008
(Stated in US Dollars) (Unaudited)

							Accumulated
	Common stock			Additional			other
	Number		Preferred	paid-in	Statutory	Retained	comprehensive
	of share	Amount	stock	capital	reserves	earnings	income	Total

Bal., 1/1/2007	20,000,003	$20,000	-	12,247,436	1,716,827	8,860,198	889,190	23,733,651
Net income	-	-	-	-	-	10,324,028	-	10,324,028
Reverse acquisition	-	-	-	-	-	-	-	-
Addition of capital	-	-	2,923,815	15,240,113	-	-	-	18,163,928
Appropriations to
surplus reserves	-	-	-	-	1,774,007	(1,774,007)	-	-
Foreign currency
adjustment	-	-	-	-	-	-	2,466,192	2,466,192

Bal., 12/31/2007	20,000,003	$20,000	2,923,815	27,487,549	3,490,834	17,410,219	3,355,382	54,687,799

Bal., 1/1/2008	20,000,003	$20,000	2,923,815	27,487,549	3,490,834	17,410,219	3,355,382	54,687,799
Net income	-	-	-	-	-	5,859,002	-	5,859,002
Foreign currency
adjustment	-	-	-	-	-	-	2,402,012	2,402,012

Bal., 3/31/2008	20,000,003	$20,000	2,923,815	27,487,549	3,490,834	23,269,221	5,757,394	62,948,813

See accompanying notes to consolidated financial statements

YANGLIN SOYBEAN INC. F/K/A VICTORY DIVIDE MINING COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007
(Stated in US Dollars) (Unaudited)

	Three months ended March 31
	2008	2007
Cash flows from operating activities
Net income	$5,859,002	$2,775,094
Depreciation	440,587	504,501
Amortization	41,362	19,210
Loss( Gain) on disposal of fixed assets	43,196	(11,632)

Adjustments to reconcile net income to net
cash (used in) provided by operating activities:
Accounts receivable	14,122	(62,357)
Inventories	(2,649,766)	(298,780)
Advances to suppliers	(2,655,383)	-
Amounts due to construction	(227,975)	(84,076)
Prepaid VAT and other taxes	(382,049)	(23,955)
Other receivables	623,257	(145,968)
Accounts payable	(2,232)	(714,025)
Other payables	(761,119)	(1,727)
Customers deposits	462,853	98,953
Accrued liabilities	5,024	22,910

Net cash provided by operating activities	$810,879	$2,078,148

Cash flows from investing activities
Payment of plant and equipment	-	(65,864)
Sales proceeds of plant and equipment	-	63,480
Decrease(Increase) of construction in progress	173,331	(212,628)
Net cash provided by(used in) investing activities	$173,331	$(215,012)

Cash flows from financing activities Bank loan repayments	(11,233)	(10,004)
Net cash used in financing activities	$(11,233)	$(10,004)

Net in cash and cash equivalents sourced	972,977	1,853,132

Effect of foreign currency translation on cash and cash equivalents	515,299	37,066

Cash and cash equivalents-beginning of year	9,210,021	3,013,520

Cash and cash equivalents-end of year	$10,698,297	$4,903,718
Supplementary cash flow information:
Interest received	$18,284	$12,436
Interest paid	248,923	111,064

See accompanying notes to consolidated financial statements

YANGLIN SOYBEAN INC. F/K/A VICTORY DIVIDE MINING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE TRHEE-MONTHS ENDED MARCH 31, 2008 AND 2007
(Stated in US Dollars) (Unaudited)

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
FOR THE TRHEE-MONTHS ENDED MARCH 31, 2008 AND 2007
(Stated in US Dollars) (Unaudited)

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
FOR THE TRHEE-MONTHS ENDED MARCH 31, 2008 AND 2007
(Stated in US Dollars) (Unaudited)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(e)	Land use rights

Land use rights are stated at cost less accumulated amortisation. Amortisation is provided over the respective useful lives, using the straight-line method. Estimated useful lives are arranging from 22 to 50 years.

(f)	Railway use rights

Railway use rights are stated at cost less accumulated amortisation. Amortisation is provided over the respective useful lives, using the straight-line method. Estimated useful life is 10 years.

(g)	Property, plant and equipment

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

(h)	Accounting for the impairment of long-lived assets

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

YANGLIN SOYBEAN INC. F/K/A VICTORY DIVIDE MINING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE TRHEE-MONTHS ENDED MARCH 31, 2008 AND 2007
(Stated in US Dollars) (Unaudited)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(i)	Inventories

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

(k)	Cash and cash equivalents

The Company considers all highly liquidate investments purchased with original maturities of three months or less to be cash equivalents. The Company maintains bank accounts only in the PRC. The Company does not maintain any bank accounts in the United States of America.

	March 31, 2008	December 31, 2007
Cash on hand	$18,140	$18,362
Agricultural Development Bank of China	705,761	1,362,651
Agricultural Bank of China	9,974,396	7,829,108

	$10,698,297	$9,210,121

YANGLIN SOYBEAN INC. F/K/A VICTORY DIVIDE MINING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE TRHEE-MONTHS ENDED MARCH 31, 2008 AND 2007
(Stated in US Dollars) (Unaudited)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(l)	Foreign currency translation

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

The exchange rates used to translate amounts in RMB into USD for the purposes of preparing the consolidated financial statements were as follows:

	March 31, 2008	December 31, 2007	March 31, 2007
Twelve months ended	-	7.3141	-
RMB : USD exchange rate
Three months ended	7.0222	-	7.7410
RMB : USD exchange rate
Average three months ended	7.1757	-	7.7714
RMB : USD exchange rate

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

(n)	Costs of sales

Cost of sales consists primarily of direct material costs, direct labor cost, direct depreciation and related direct expensesattributable to the production of products. Written-down of inventory to lower of cost or market is also reflected in cost of revenues.

YANGLIN SOYBEAN INC. F/K/A VICTORY DIVIDE MINING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE TRHEE-MONTHS ENDED MARCH 31, 2008 AND 2007
(Stated in US Dollars) (Unaudited)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(o)	Advertising

The Group expensed all advertising costs as incurred. Advertising expenses included in selling expenses were $4,132 and nil for the three months ended March 31, 2008 and 2007 respectively.

(p)	Shipping and handling

The distribution of shipping and handling expenses between selling expenses and general and administrative expenses is shown as follows:

	Three months ended March 31,	Three months ended March 31,
	2008	2007
Selling expenses	$23,607	$-
General and administrative expenses	2,574	-
	$26,181	$-

(q)	Retirement benefits

Retirement benefits in the form of contributions under defined contribution retirement plans to the relevant authorities are charged to the statements of income as incurred. The retirement benefit funding included in general and administrative expenses were $48,246 and $32,928 for the three months ended March 31, 2008 and 2007 respectively.

(r)	Income taxes

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

YANGLIN SOYBEAN INC. F/K/A VICTORY DIVIDE MINING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE TRHEE-MONTHS ENDED MARCH 31, 2008 AND 2007
(Stated in US Dollars) (Unaudited)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(s)	Statutory reserves

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

On December 31, 2001, Heilongjiang Yanglin established a statutory surplus reserve as well as a statutory common welfare fund and commenced to appropriate 10% and 5%, respectively of the PRC net income after taxation to these reserves. The amounts included in the statutory reserves consisted of surplus reserve of $2,327,222 and common welfare fund of $1,163,612 as of December 31, 2007 and March 31, 2008.

(t)	Comprehensive income

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

YANGLIN SOYBEAN INC. F/K/A VICTORY DIVIDE MINING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE TRHEE-MONTHS ENDED MARCH 31, 2008 AND 2007
(Stated in US Dollars) (Unaudited)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(u)	Recent accounting pronouncements

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
FOR THE TRHEE-MONTHS ENDED MARCH 31, 2008 AND 2007
(Stated in US Dollars) (Unaudited)

3.	CONCENTRATIONS OF CREDIT RISK AND MAJOR CUSTOMERS

Financial instruments which potentially expose the Group to concentrations of credit risk, consists of cash and accounts receivable as of March 31, 2008 and December 31, 2007. The Group performs ongoing evaluations of its cash position and credit evaluations to ensure sound collections and minimize credit losses exposure.

As of March 31, 2008 and December 31, 2007, the Group’s bank deposits were all conducted with banks in the PRC where there is currently no rule or regulation mandated on obligatory insurance of bank accounts.

For the three months ended March 31, 2008, and 2007, all of the Group’s sales were generated from the PRC. In addition, all accounts receivable as of March 31, 2008 and December 31, 2007, also arose in the PRC.

The maximum amount of loss exposure due to credit risk that the Group would bear if the counter parties of the financial instruments failed to perform represents the carrying amount of each financial asset in the balance sheet.

Normally the Group does not require collateral from customers or debtors.

For the three months ended March 31, 2008 and 2007, there was no customer who account for 10% or more of the Group’s revenue.

For the three months ended March 31, 2008 and year ended December 31, 2007, the customer account for 10% or more of the Group’s accounts receivable are as follows:

	March 31, 2008	December 31, 2007
Customer A	$-	$7,927
Customer B	-	7,140

YANGLIN SOYBEAN INC. F/K/A VICTORY DIVIDE MINING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE TRHEE-MONTHS ENDED MARCH 31, 2008 AND 2007
(Stated in US Dollars) (Unaudited)

4.	PLEDGED DEPOSITS

Pledged deposits are restricted cash kept in a trust account maintained in U.S. for the purpose of IR/PR affairs.

5.	ACCOUNTS RECEIVABLE, NET

	March 31, 2008	December 31, 2007

Accounts receivable, gross	$-	$15,067
Provision for doubtful debts	-	(1,213)

	$-	$13,854

All of the above accounts receivable are due within 12 months of aging.

An analysis of the allowance for doubtful accounts for the three months ended March 31, 2008 and year ended December 31, 2007 is as follows:

	March 31, 2008	December 31, 2007

Balance at beginning of the period/year	$1,213	$1,689
Reduction of bad debt expense	(1,237)	(569)
Foreign exchange adjustment	24	93

Balance at end of the period/year	$-	$1,213

Allowance was made when collection of the full amount is no longer probable. Management reviews and adjusts this allowance periodically based on historical experience, current economic climate as well as its evaluation of the collectibility of outstanding accounts. The Group evaluates the credit risks of its customers utilizing historical data and estimations of future performance.

6.	OTHER RECEIVABLES

Other receivables are as follows:

	March 31, 2008	December 31, 2007

Advances to employees for purchasing materials	$41,669	$14,108
Loans to employees	-	9,777
Prepayments	10,839
Sundry	13,896	4,011

	$66,404	$27,896

Loans to employees are unsecured, interest-free, and repayable on demand.

YANGLIN SOYBEAN INC. F/K/A VICTORY DIVIDE MINING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE TRHEE-MONTHS ENDED MARCH 31, 2008 AND 2007
(Stated in US Dollars) (Unaudited)

7.	INVENTORIES

Inventories comprise the followings:

	March 31, 2008	December 31, 2007

Finished goods	$1,221,018	$537,360
Raw materials	20,113,705	17,346,292

	$21,334,723	$17,883,652

8.	PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment,net comprise the followings:

	March 31, 2008	December 31, 2007
At cost
Building	$6,555,996	$7,060,690
Machinery and equipment	19,131,186	17,900,662
Office equipment	139,622	134,060
Motor vehicles	1,098,850	1,054,995

	$26,925,664	$26,150,407
Less: accumulated depreciation	(6,628,715)	(5,931,919)

	$20,296,949	$20,218,488
Construction in progress	1,409,097	2,344,708
	$21,706,046	$22,563,196

As of March 31, 2008 and December 31, 2007, building with net book value of nil and $3,135,292 respectively and machinery and equipment with net book value of $5,241,012 and $5,190,309 respectively of the Company were pledged as collateral under certain loan arrangements. These loans were primarily obtained for general working capital.

YANGLIN SOYBEAN INC. F/K/A VICTORY DIVIDE MINING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE TRHEE-MONTHS ENDED MARCH 31, 2008 AND 2007
(Stated in US Dollars) (Unaudited)

8.	PROPERTY, PLANT AND EQUIPMENT, NET (Continued)

Depreciation and amortization expense is included in the statement of income and comprehensive income as follows:

	Three months ended March 31, 2008	Three months ended March 31, 2007

Cost of sales	$301,852	$412,141
General and administrative expenses	138,735	92,360

	$440,587	$504,501

Construction in progress represents direct costs of construction and design fees incurred. Capitalization of these costs ceases and the construction in progress is transferred to plant and equipment when substantially all the activities necessary to prepare the assets for their intended use are completed. No depreciation is provided until it is completed and ready for intended use. Capital commitments in respect of these projects were $14,833,579 and $6,199,515 at March 31, 2008 and December 31, 2007 respectively.

Construction in progress mainly comprises capital expenditures for construction of the Group’s corporate campus, including offices, factories and staff dormitories.

9.	INTANGIBLE ASSETS, NET

Intangible assets, net are as follows:

	March 31, 2008	December 31, 2007

Land use rights, at cost	$3,899,029	$3,743,422
Railway rights, at cost	1,123,585	-
Less: accumulated amortization	(354,050)	(299,341)

	$4,668,564	$3,444,081

Amortization expense is included in the statement of income and comprehensive income as follows:

	Three months ended March 31, 2008	Three months ended March 31, 2007

Cost of sales	$20,805	$19,210
General and administrative expenses	20,557	-
	$41,362	$19,210

As of March 31, 2008 and December 31, 2007, land use rights with net book value of nil and $1,233,393 of the Group were pledged as collateral under certain loan arrangements. These loans were primarily obtained for general working capital.

YANGLIN SOYBEAN INC. F/K/A VICTORY DIVIDE MINING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE TRHEE-MONTHS ENDED MARCH 31, 2008 AND 2007
(Stated in US Dollars) (Unaudited)

10.	SHORT TERM BANK LOANS

Short term bank loans are as follows:

	March 31, 2008	December 31, 2007
Loans from Agricultural Development
Bank of China, interest rates at 7.02% - 7.47%
per annum, due August 29, 2008	$8,544,331	$8,203,333

Loans from Agricultural Development
Bank of China, interest rates at 7.29% - 7.47%
per annum, due November 21, 2008	4,272,165	4,101,667

	$12,816,496	$12,305,000

Interest paid for the three months ended March 31, 2008 and 2007 were $236,831, and $100,454, respectively.

11.	OTHER PAYABLES

Other payables are as follows:

	March 31, 2008	December 31, 2007

Due for employees	$11,113	$10,670
Sundry	21,511	33,710

	$32,624	$44,380

Due for employees are unsecured, interest-free, and repayable on demand. They are travel and expenses reimbursements.

YANGLIN SOYBEAN INC. F/K/A VICTORY DIVIDE MINING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE TRHEE-MONTHS ENDED MARCH 31, 2008 AND 2007
(Stated in US Dollars) (Unaudited)

12.	LONG TERM BANK LOANS

Long term bank loans are as follows:

	March 31, 2008	December 31, 2007
Loans from Industrial
And Commercial Bank of China,
interest rates at 8.892% -9.405%
per annum with various installments,
final due October 28, 2016	$514,035	$504,540

Current portion due within one year	(49,405)	(47,433)

	$464,630	$457,107

Interest paid for the three months ended March 31, 2008 and 2007 were $12,092 and $10,610 respectively.

The future principal payments under the bank loans as of March 31, 2008 are as follows:

Year
2009	$49,405
2010	53,098
2011	56,789
2012	60,481
2013	64,172
Thereafter	230,090

$514,035

YANGLIN SOYBEAN INC. F/K/A VICTORY DIVIDE MINING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE TRHEE-MONTHS ENDED MARCH 31, 2008 AND 2007
(Stated in US Dollars) (Unaudited)

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
FOR THE TRHEE-MONTHS ENDED MARCH 31, 2008 AND 2007
(Stated in US Dollars) (Unaudited)

14.	CAPITALIZATION

As a result of the Group’s reverse-merger on October 3, 2007, the Group’s capital structure has been changed. The number of common stock was 20,000,003 after reverse-merger. The common stock is $20,000 with additional paid-in capital $27,487,549.

15.	EARNINGS PER SHARE

The calculation of the basic and diluted earnings per share attributable to the common stock holders is based on the following data:

	Three months ended March 31,
	2008	2007
Earnings:
Earnings for the purpose of basic earnings per share	$8,261,014	$3,020,921
Effect of dilutive potential common stock	-	-

Earnings for the purpose of dilutive earnings per share	$8,261,014	$3,020,921

Number of shares:
Weighted average number of common stock for the purpose of basic earnings per share	20,000,003	19,998,473

Effect of dilutive potential common stock	9,999,999	-

Weighted average number of common stock for the purpose of dilutive earnings per share	30,000,002	19,998,473

YANGLIN SOYBEAN INC. F/K/A VICTORY DIVIDE MINING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE TRHEE-MONTHS ENDED MARCH 31, 2008 AND 2007
(Stated in US Dollars) (Unaudited)

16.	INCOME TAXES

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

A reconciliation between the income tax computed at the U.S. statutory rate and the Group’s provision for income tax is as follows:

	Three months ended March 31,
	2008	2007

U.S. statutory rate	34%	34%
Foreign income not recognized in the U.S.	(34)%	(34)%
PRC Enterprise Income Tax	33%	33%
Tax exemption	(33)%	(33)%

Provision for income tax	-	-

17.	FAIR VALUE OF FINANCIAL INSTRUMENTS

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

YANGLIN SOYBEAN INC. F/K/A VICTORY DIVIDE MINING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE TRHEE-MONTHS ENDED MARCH 31, 2008 AND 2007
(Stated in US Dollars) (Unaudited)

18.	SEGMENT INFORMATION

The Group currently is engaged in the manufacturing and selling of soybean products. The Group has contracted with customers with three types of product altogether.

For the three months ended March 31, 2007 and 2006, the Group’s net sales and cost of sales from these three segments, soybean meal, soybean oil and salad oil products are shown as follows:

For the three months ended March 31, 2008
	Soybean meal	Soybean oil	Salad oil	Consolidated

Net sales	37,875,995	19,962,842	7,437,021	65,275,858
Cost of sales	(34,945,118)	(17,120,390)	(6,373,472)	(58,438,980)

Segment result	2,930,877	2,842,452	1,063,549	6,836,878

For the three months ended March 31, 2007
	Soybean meal	Soybean oil	Salad oil	Consolidated

Net sales	22,956,207	9,391,465	2,946,175	35,293,846
Cost of sales	(21,526,754)	(7,936,600)	(2,514,637)	(31,977,991)

Segment result	1,429,453	1,454,865	431,538	3,315,855

The Group’s operations are located in the PRC. All revenue is from customers in the PRC. All of the Group’s assets are located in the PRC. Sales are carried out in the PRC. Accordingly, no analysis of the Group's sales and assets by geographical market is presented.

ITEM 2-MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with our audited consolidated financial statements and the notes to those financial statements appearing elsewhere in this Form 10-Q. This discussion contains forward-looking statements that involve significant risks and uncertainties. As a result of many factors, such as those set forth under "Forward Looking Statements" and "Item 1A. Risk Factors" and elsewhere in this Form 10-Q, our actual results may differ materially from those anticipated in these forward-looking statements.

Company Overview

We are a leading non-genetically modified (non-GM) soybean processor in the PRC. We currently manufacture soybean oil, salad oil and soybean meal which are sold throughout China to our customers directly or through distributors. Most of our customers (approximately 80%) are located in Northern China.

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

Our goal is to become the champion in the non-GM soybean industry of China, and we are confident that we can accomplish it in the near future, provided that sufficient funding can be obtained and the general political and economical environment of our operations does not suffer significant and sudden changes. We are now considering future expansion and acquisition plans, with the intention to triple our processing capacity. The plan is now still in preliminary stage, but this will nevertheless be a vital step in achieving our objective. On the other hand, we are also making great efforts to improve and strengthen our management and internal control system. We have engaged Ernst & Young LLP (“Ernst & Young”) as our consultant on Sarbanes-Oxley compliance project, and Ernst & Young’s project team has started to review our internal control. We believe that we can complete the project successfully by the end of 2008, providing ourselves with a great opportunity to reinforce our capability to protect the interests of the Company and the puhlic shareholders and improve management effectiveness and efficiency.

Major Performance Factors

Revenue

We derive our revenue mainly from the sales of 3 main products, namely soybean oil (4th grade), salad oil and soybean meal. The revenue may be affected by the following factors:
è	Processing capacity of soybean;
è	Pricing of soybean oil and soybean meal; and
è	Market demand.

Processing capacity of soybean. Our current annual processing capacity of soybean is 520,000 metric tons, which is sufficient for our current production plan of processing about 420,000 metric tons of soybeans in 2008.

Pricing of soybean oil and soybean meal. Generally speaking, we determine the price of our products based on market price and our cost, while there is an overall trend of increase to compensate for the inflation. Our price is usually more competitive than that of our major rivalry, mostly state-owned enterprises (SOEs), because we have higher operating efficiency and better control over cost.

Market demand. The growth potential of our revenue depends on the market demand for our products. As the total market demand for these products is much larger than that is sufficient to absorb our production, and our products have been recognized as of high quality and competitive price, we can sell almost all of our production volume, and we believe that there is high growth potential for our sales revenue, especially when our high-end products are put into the market.

Cost of Sales

Cost of sales generally consists of four major parts: raw materials, labor, production overhead and manufacturing related depreciation. Raw materials mainly refers to soybean, and it accounts for the most significant part of the cost of sales (COS), or about 94%. Labor cost is relatively low and only makes up a very small portion of COS. Production overhead includes auxiliary materials, utility expenses, machinery maintenance costs, inspection costs and other related expenses. Depreciation costs are applied to manufacturing facilities and equipments, such as production lines, steam generators, factory buildings, etc.

Cost of sales is mainly determined by the following factors, directly or indirectly:
è	The availability and price of raw materials, especially soybeans.
è	Operating efficiency of production facilities.

The availability and price of raw materials, especially soybeans. Raw material cost accounts for the major portion of COS, and soybean is the only major raw materials, so the fluctuation in price will have a material impact on our cost. The price of soybean may be affected by a series of factors, including the production volume of soybeans, the transaction price of soybeans on futures market, etc. Meanwhile, if there is shortage in supply of raw materials, our production facilities will have to operate at lower than the achievable maximum efficiency. As our processing volume occupies a relatively small portion of total soybean supply of Heilongjiang province, let alone the whole China, we expect that this factor will have little influence over our cost.

Operating efficiency of production facilities. As the labor, production overhead and manufacturing related depreciation expenses are mostly of a fixed nature, generally speaking, the more we produce, the lower the unit cost. Our operating efficiency is being raised continuously, due to the enhanced competence and proficiency of staff and the improvement in management skills.

Gross Profit

Gross profit is the result of the combined effects of the following factors: (a) the selling price of our products, (b) the sales volume and the individual profit margin of each product, and (c) the cost of sales. Currently the profit margins of our soybean oil and meal are relatively stable, so are gross profits. We expect that the overall gross profit will rise in the future, as we will be launching some high-end products with higher profit margin.

Operating Expenses

Operating expenses comprise of selling expenses and general & administrative expenses. Generally speaking, operating expenses occupy only a very small portion of total costs and expenses. For the past two years, the ratio of operating expenses as a percentage of net sales value was kept at lower than 1.3%.

Selling expenses generally include business development expenses, sales meeting expenses, loading & handling, advertising, and sales-related staff salaries and welfare expenses, and travel expenses. We expect that these expenses will rise materially in the following years, as we will be recruiting more sales staff and expanding sales network, establishing new sales channels, plus investment in promotion and advertising, to promote sales of our new products.

General & administrative expenses cover the depreciation of office buildings and equipments, office expenses & supplies, management & administrative salaries, etc. These expenses are, generally speaking, more of a fixed nature. There may be increase in these expenses, as we will restructure our organizational structure and improve management institutions. Besides, we are now implementing our Sarbanes-Oxley Act compliance project of our internal control system and have engaged Ernst & Young as our consultant on this project. As this project involves the redesigning and restructuring of the whole internal control system and its processes, we expect that it will cause a material increase in our management expenses.

Income Tax

The Company is registered in the State of Nevada whereas its subsidiary, Faith Winner (BVI) being incorporated in the British Virgin Islands, is not subject to any income tax and conducts all of its business through its PRC subsidiary, Faith Winner (Jixian) and Variable Interest Entity (VIE), Yanglin (see note 1).

Faith Winner (Jixian), and Yanglin, being registered in the PRC, are subject to PRC’s Enterprise Income Tax (“EIT”). Pursuant to the PRC Income Tax Laws, EIT is generally imposed at a statutory rate of 33%, which comprises 30% national income tax and 3% local income tax.

However, Yanglin has been named as a leading enterprise in the agricultural area and awarded with a tax exemption for the years up to 2008. After 2008, review is required for the extension of the tax exemption status.

A reconciliation between the income tax computed at the U.S. statutory rate and the Group’s provision for income tax is as follows:

	Three months ended March 31,
	2008	2007

U.S. statutory rate	34%	34%
Foreign income not recognized in the U.S.	(34)%	(34)%
PRC Enterprise Income Tax	33%	33%
Tax exemption	(33)%	(33)%

Provision for income tax	-	-

Results of Operations

The following table shows the operating results for the three months ended March 31, 2008, and March 31, 2007.

Consolidated Statement of Operations	The three months ended Mar. 31, 2008 ($)	The three months ended Mar. 31, 2007 ($)
	(unaudited)	(unaudited)
Sales Revenue (net of discounts, returns and allowances)	65,275,858	35,293,846
Other sales	-	-
Cost of sales	(58,438,980)	(31,977,991)
Gross Profit	6,835,346	3,315,855
Selling expenses	(54,425)	(17,613)
General and administrative expenses	(692,812)	(424,520)
Interest income	18,284	12,436
Interest expense	(248,923)	(111,064)
Income from continuing operations	5,859,002	2,775,094
Income tax	-	-
Net Income	5,859,002	2,775,094
Foreign currency translation adjustment	2,402,012	245,827
Comprehensive income	8,261,014	3,020,921

The Three Months Ended March 31, 2008 Compared with the Three Months Ended March 31, 2007

Net Sales

	For The Three Months Ended March 31		Period to Period Change
Item	2008 Amount ($)	2007 Amount ($)	Amount ($)%
Soybean meal	37,875,995	22,956,207	14,919,788	65.0%
Soybean oil	19,962,842	9,391,465	10,571,377	112.6%
Salad oil	7,437,021	2,946,175	4,490,846	152.4%
Total Net Sales	65,275,858	35,293,846	29,982,011	84.9%

Net sales revenue was $65,275,858 for the three months ended March 31, 2008, an increase of $29,982,011 or 84.9% from $35,293,846 for the three months ended March 31, 2007. This is primarily due to the significant increase in the market price of soybean products, assisted by the growth in our sales volume.

The price of processed soybean products went up continuously during 2007 and through till the end of March 2008, in line with the increasing soybean price. The average selling price of soybean meal increased by $197 or 78.8% from $250 per ton over the three months ended March 31, 2007 to $447 per ton over the three months ended March 31, 2008, while the price of soybean oil rose by $780 or 107.0% from $729 per ton to $1,509 per ton over the same period, and the price increase of salad oil over the period was $919 or 122.2%, from $752 per ton to $1,671 per ton. It can be seen that the selling prices of soybean oil and salad oil were more than doubled between the two comparable periods. This factor contributed to the significant increase in our sales revenue.

In the three months ended March 31, 2008, we sold 84,700 tons of soybean meal,  13,226 tons of soybean oil and 4,451 tons of salad oil, achieving a growth rate of -7.9%, 2.7% and 13.5% respectively over the three months ended March 31, 2007, when we sold 91,976 tons of soybean meal, 12,881 tons of soybean oil and 3,920 tons of salad oil. We sold as much of our products as we could produce even though we increased our processing volume by 5.9% over the period, from 100,517 tons of soybean to 106,400 tons. This is because the demand for soybean products in PRC market is high as compared to the total supply, and our sales also benefited from our efforts in capitalizing on the favorable reputation of our products among customers.

Though the increase in sales volume was not material, and a drop was witnessed in that of soybean meal, the high rise in selling prices put a decisive effect on sales revenue. As a result, the segmental revenue of soybean meal, soybean oil and salad oil achieved the period over period growth rates of 65.0%, 112.6% and 152.4% respectively.

Cost of Sales and Gross Profit

	For The Three Months Ended March 31				Period to Period Change
	2008		2007
	Amount ($)	% of Sales Revenue	Amount ($)	%of Sales Revenue	Amount ($)%
Soybean meal	(34,945,118)	92.3%	(21,526,754)	93.8%	13,418,364	62.3%
Soybean oil	(17,120,390)	85.8%	(7,936,600)	84.5%	9,183,790	115.7%
Salad Oil	(6,373,472)	85.7%	(2,514,637)	85.4%	3,858,835	153.5%
Cost of Sales	(58,438,980)	89.5%	(31,977,991)	90.6%	26,460,989	82.7%

Soybean meal	2,929,988	7.7%	1,429,453	6.2%	1,500,535	105.0%
Soybean oil	2,841,983	14.2%	1,454,865	15.5%	1,387,118	95.3%
Salad Oil	1,063,375	14.3%	431,538	14.6%	631,837	146.4%
Gross Profit	6,835,346	10.5%	3,315,856	9.4%	3,519,490	106.1%

Our cost of sales for the three months ended March 31, 2008 rose by $26,460,989 or 82.7% over the three months ended March 31, 2007, from $31,977,991 to $58,438,980, while the ratio of cost as a percentage to net sales value fell from 90.6% to 89.5% over the period. The main reasons for the change in absolute value were the significant increase in the price of soybeans and the growth in production volume, while the drop in the ratio to sales revenue was caused mainly by the successful implementation of our strategy to lower the average cost of raw materials.

There was a huge rise in soybean price in 2007, and the trend continued into this year. It was caused by two reasons. First, the drought in the summer of 2007 caused soybean production volume to fall significantly in Heilongjiang province. Second, the continuously low price in 2006 and prior years discouraged the farmers from planting soybean, and this caused a shrink in the growing area of soybean in China. The reduction in supply caused the unit purchase price of soybean in our local area to rise to about $641 per ton for the three months ended March 31, 2008, from around $368 per ton for the three months ended March 31, 2007, an increase of approximately 74.2%. Cost of sales inevitably rose as a result.

However, the ratio of cost of sales as a percentage of sales revenue dropped, resulting in the improvement of gross profit margin. A few factors contributed to this. We have been implementing a strategy of building up as much stock as we can buy upon and after the harvest of each year, usually in early October, limited only by our storage capacity and availability of working capital. The stock will be used to maintain continuous production in the coming year, while the purchase price of soybean will be rising then, due to a few factors, including the reduction in soybean supply in the market, the surge in demand for soybean products due to Chinese New Year and the general inflation. At the same time, the selling price of soybean products will be in a rising trend, and the ascending trend is specifically strong in 2008. For example, the price of soybean oil in our locality has risen from around $930 per ton at the end of March 2007, to about $2,478 per ton in early March 2008 and only went down to about $1,823 at the end of that month. The fact that we can effectively lower the average cost of soybean products, in which soybean accounts for over 90%, by holding large stock of soybeans, while taking advantage of the rising price of soybean products, helps us to enjoy a better profit margin.

Currently the price of soybean is undergoing heavy and exceptional fluctuation, so it might be hard to forecast the trend of the price with any reasonable accuracy. However, we expect that the price of soybean may stabilize and even drop, because the situation for the sudden and significant rise of soybean price in 2007 has been changed. The draught in the summer of 2007 was exceptional and it’s not reasonable to expect it will happen at the same scale this year, and the price rise has motivated farmers to grow more soybeans, which will eventually increase the supply and drive down the price.

Operating Expenses

	For The Three Months Ended March 31				Period to Period Change
	2008		2007
	Amount ($)	% of Sales Revenue	Amount ($)	%of Sales Revenue	Amount ($)%
Selling Expenses	(54,425)	0.1%	(17,613)	0.05%	36,812	209.00%
General & Administrative Expenses	(692,812)	1.1%	(424,520)	1.2%	268,292	63.20%
Interest Income	18,284	0.03%	12,436	0.04%	5,848	47.02%
Interest Expenses	(248,923)	0.4%	(111,064)	0.3%	137,859	124.13%
Income from continuing operations	5,859,002	9.0%	2,775,094	7.9%	3,083,908	111.13%

Selling expenses for the three months ended March 31, 2008 increased by $36,812 or 209.00% over the three months ended March 31, 2007. This was partly due to the increase in sales-related shipping and handling expenses, which usually is related to sales volume directly. Another important reason was that we have been expanding and reorganizing our sales organization in preparation for the launch of the new products planned to be produced around the middle of 2008. As a percentage of net sales, selling expenses increased from 0.05% to 0.1% over the period.

General and administrative expenses for the three months ended March 31, 2008 rose by $268,292 or 63.2% over the three months ended March 31, 2007. The increase was primarily due to the management, legal, consulting and other expenses spent to strengthen our reporting, compliance, internal controls and corporate governance systems to be compliant with relevant laws and regulations applicable to a U.S. listed company. For example, as a major measure to achieve compliance to Sarbanes-Oxley Act, we have engaged Ernst & Young as our consultant, and material expenses have been accrued for this cause. As a percentage of sales revenue, general and administrative expenses fell from 1.2% to 1.1% over the period, thanks to the material increase in the value of our sales revenue over the period.

Interest income rose by $5,848 or 47.02% over the period, mainly due to the increase in bank deposit balance from less than $4.9 million to $7.9 million. Interest expenses saw a growth of $137,859 or 124.13% over the period, and the reasons are the growth in short-term bank borrowings from less than $6.6 million to over $12.8 million and the rise of the interest rate from 6.12% to 7.47%.

Income from continuing operations see a growth of $3,083,908 or 111.13% for the three months ended March 31, 2008, at $5,859,002, as compared to the three months ended March 31, 2007, at $2,775,094. At the same time, operating margin rose from 7.9% to 9.0%. The major reason for such changes is the improvement in gross profit margin as described above in section “Cost of Sales and Gross Profit”, while the ratio of selling expenses and general and administrative expenses as a percentage of net sales is quite small.

Net Income

	For The Three Months Ended March 31				Period to Period Change
	2008		2007
	Amount ($)	% of Sales Revenue	Amount ($)	%of Sales Revenue	Amount ($)%
Income tax	-	-	-	-	-	-
Net income	5,859,002	9.0%	2,775,094	7.9%	3,083,908	111.1%
Foreign currency translation adjustment	2,402,012	3.7%	245,827	0.7%	2,156,185	877.1%
Comprehensive income	8,261,014	12.7%	3,020,921	8.6%	5,240,093	173.5%

Since we have been recognized as a Key Leading Enterprise in the Industrialization of Agriculture Industry by the PRC government, we can enjoy a complete exemption from income taxes. Though the status needs to be reviewed every two years by the PRC government, we are confident that in the foreseeable future we will continue to enjoy this favorable policy due to our size of operations and status in this industry.

Net income for the three months ended March 31, 2008 increased by $3,083,908 or 111.1% as compared to the three months ended March 31, 2007. At the same time, net profit margin rose from 7.9% to 9.0%. This was in accordance with the improvement in gross profit margin and operating margin, thanks to the fact that we were able to take advantage of rising product prices while successfully keeping raw materials costs at low level and also the exemption from income tax.

As the exchange rate of China’s currency, RMB, against US Dollar keeps increasing, the average rate had risen from 1USD to 7.7714RMB for the three months ended March 31, 2007 to 1USD to 7.1757RMB for the three months ended March 31, 2008, a growth rate of approximately 7.7%, and we have achieved $2,402,012 of foreign currency translation gains for the three months ended March 31, 2008, compared to $245,827 for the three months ended March 31, 2007. Due to this reason, the comprehensive income for the three months ended March 31, 2008 reached $8,261,014, an increase of $5,240,093 or 173.5% over $3,020,921 for the three months ended March 31, 2007.

However, the change of foreign exchange rate can be affected by a series of complicated factors, including but not limited to, the government’s policy, the trend on global money market, the general economic status of the countries, etc., so we cannot estimate, with any reasonable certainty, the effect of these fluctuations on our future business, product pricing, results of operations or financial conditions, but the fluctuation of the RMB may materially and adversely affect public investment if the current trend of appreciation of RMB is reversed.

Liquidity and Capital Resources

Generally, we finance our business with cash flows from operations and short-term bank loans and we use shareholders’ equity investment and retained earnings to meet capital expenditures.

Working capital mainly consists of raw materials purchases, salaries, production overhead (auxiliary materials, utilities, etc.) and finance expenses. Raw materials (soybean) purchases comprise the majority of our working capital.

Because we usually pay cash to our suppliers upon purchase of soybeans, there is a greater than normal need for cash around harvest season. Our pattern of operations is as follows: (i) we will keep a large cash reserve by early October, which is harvest time, and take short-term loans from banks at that time (ii) we will build up a substantial inventory of soybeans so that for the period till the end of the year and for the following half year, we will have sufficient raw materials to maintain smooth operations and convert finished products to cash, and (iii) we will repay the short-term loans that we had taken by end of June or July the following year.

Our working capital requirements may be influenced by quite a few factors, including the fluctuation of raw material prices, cash flow, competition, our relationships with suppliers or customers, the availability of credit facilities and financing alternatives, none of which can be predicted with high level of certainty.

Operating Activities

The Three Months Ended March 31, 2008 Compared with the Three Months Ended March 31, 2007

Cash provided by operating activities for the three months ended March 31, 2008 was $810,879, while cash provided by operating activities for the three months ended March 31, 2007 was $2,078,148. This drop was mainly caused by the significant rise in soybean price in year 2007 and through to the first quarter of 2008.

As mentioned above (please refer to the section “Cost of Sales and Gross Profit” in the comparison between financial results for the three months ended March 31, 2008 and that for the three months ended March 31, 2007), the reduction in supply caused the unit purchase price of soybean in our local area to rise to about $641 per ton for the three months ended March 31, 2008, from around $368 per ton for the three months ended March 31, 2007, an increase of approximately 74.2%.

So we had to spend a great more amount of cash on procuring and maintaining our inventories. In the three months ended March 31, 2008, cash of $2,649,766 was used in procuring and maintaining inventories, compared to only $298,780 in the three months ended March 31, 2007. In addition, cash of $2,655,383 was used as advances to suppliers in the three months ended March 31, 2008, compared to nil in the three months ended March 31, 2007. We used to pay almost negligible advances to suppliers. However, due to the material fall in soybeans supply, we have to pay large advances to major suppliers to secure the supply of raw materials.

Generally speaking, our cash flows are healthy and stable, as we have very large sales revenue and we sell mostly on cash basis, with negligible accounts receivable (the balance of accounts receivable on March 31, 2008 was 0). The fall in the amount of cash provided by operating activities was a temporary situation, mainly due to the exceptional rise in soybean price since the beginning of 2007 and up until now, we expect that the trend of soybean price will be a descending one after the harvest of 2008, because the price rise has motivated Chinese farmers to expand growing areas of soybean, which will result in increase in supply and fall in price.

Investing Activities

The Three Months Ended March 31, 2008 Compared with The Three Months Ended March 31, 2007

Net cash provided by investing activities was $173,331 for the three months ended March 31, 2008, compared to net cash used in investing activities of $215,012 for the three months ended March 31, 2007. The amount for the three months ended March 31, 2008 was mainly contributed by the decrease of the amount of construction in progress. There was no cash used in construction of non-current assets for the three months ended March 31, 2008, as the initial payments for the capital investment projects, especially the new deep-processing production lines, had been made either in previous periods or will be made near the completion of the projects. While in the three months ended March 31, 2007, there were $65,864 of payment for plant and equipment and $212,628 of increase in construction in progress.

Financing Activities

The Three Months Ended March 31, 2008 Compared with the Three Months Ended March 31, 2007

Net cash used in financing activities was $11,233. It was spent for bank loan repayments. No loans were made during the three months ended March 31, 2008. As a comparison, the bank repayments amounted to $10,004 during the three months ended March 31, 2007.

Loans

The balance of short-term bank loans was $12,816,496 on March 31, 2008, compared to $6,588,339 on March 31, 2007. This increase was mainly due to the huge increase in demand for working capital, caused mainly by both the increased need for raw materials to satisfy the material growth of processing volume and the exceptional and unexpected rise in soybean price (please refer to the section “Cost of Sales and Gross Profit” in the comparison between the financial results of 2008 and 2007 above).

The balance of our long-term bank loan was about $514,035 on March 31, 2008, compared to $508,116.52 on March 31, 2007.

Currently we have a credit line of up to RMB 600 million, or about USD 85.44 million using the closing exchange rate of 1USD to 7.0222RMB on March 31, 2008, based on our credit rating AA granted by Agricultural Development Bank. We believe that this would be sufficient for our future working capital needs at the current operation and capacity level.

Future Cash Commitments

Our capital commitments amounted to $14,833,579 on March 31, 2008. They were made mostly for our new deep-processing production lines. This demand for investment capital will be mainly met with the proceeds from our private placement in October of 2007, and partly with our cash reserves.

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
*Deemed variable interest entity member

Use of estimates

The preparation of the financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities on the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Management made these estimates using the best information available at the time the estimates were made; however actual results could differ materially from those estimates.

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

Railway use rights

Railway use rights are stated at cost less accumulated amortization. Amortization is provided over the respective useful lives, using the straight-line method. Estimated useful life is 10 years.

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

Revenue recognition

Revenue represents the invoiced value of goods sold recognized upon the delivery of goods to customers. Revenue is recognized when all of the following criteria are met: Persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, and the seller’s price to the buyer is fixed or determinable.

Costs of sales

Cost of sales consists primarily of direct material costs, direct labor cost, direct depreciation and related direct expenses attributable to the production of products. Written-down of inventory to lower of cost or market is also reflected in cost of revenues.

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

On December 31, 2001, Heilongjiang Yanglin established a statutory surplus reserve as well as a statutory common welfare fund and commenced to appropriate 10% and 5%, respectively of the PRC net income after taxation to these reserves. The amounts included in the statutory reserves consisted of surplus reserve of $2,327,222 and common welfare fund of $1,163,612 as of December 31, 2007 and March 31, 2008.

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

In December 2007, the SEC issued Staff Accounting Bulletin No. 110 (“SAB 110”). SAB 110 permits companies to continue to use the simplified method, under certain circumstances, in estimating the expected term of “plain vanilla” options beyond December 31, 2007. SAB 110 updates guidance provided in SAB 107 that previously stated that the Staff would not expect a company to use the simplified method for share option grants after December 31, 2007. Adoption of SAB 110 is not expected to have a material impact on the Company’s consolidated financial statements

In December 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (“SFAS”) No. 160, "Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51”. SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. As such, the Company is required to adopt these provisions at the beginning of the fiscal year ended December 31, 2009. The Company is currently evaluating the impact of SFAS 160 on its consolidated financial statements but does not expect it to have a material effect

In December 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (“SFAS”) No. 141(R), "Business Combinations”. SFAS 141(R) establishes principles and requirements for how the acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree, recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141(R) is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. As such, the Company is required to adopt these provisions at the beginning of the fiscal year ended December 31, 2009. The Company is currently evaluating the impact of SFAS 141(R) on its consolidated financial statements but does not expect it to have a material effect.

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

Foreign Currency Risk

Our business is operated in the PRC, and its value is effectively denominated in Renminbi. The fluctuation of foreign exchange rate between U.S. dollars and Renminbi could affect the value of our common stock. Our revenues and expenses are primarily denominated in Renminbi, and so our exposure to foreign exchange risks should generally be limited. We do not have material monetary assets and liabilities denominated in U.S. dollars, although to the extent that we do in the future, the fluctuation of foreign exchange rate would affect the value of these monetary assets and liabilities denominated in U.S. dollars. Generally, appreciation of Renminbi against U.S. dollars will devaluate the assets and liabilities denominated in U.S. dollar, while devaluation of Renminbi against U.S. dollars will appreciate the assets and liabilities denominated in U.S. dollar. In China, very limited hedging transactions are available to reduce our exposure to exchange rate fluctuations. To date, we have not entered into any hedging transactions in an effort to reduce our exposure to foreign currency exchange risk. While we may decide to enter into hedging transactions in the future, the availability and effectiveness of these hedges may be limited and we may not be able to successfully hedge our exposure at all.

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

As required by Rule 13a-15 under the Securities Exchange Act, as amended, our management has carried out an evaluation, with the participation and under the supervision of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2008.

As of March 31, 2008, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures contained significant deficiencies and material weaknesses. We believe that the deficiencies and weaknesses in our disclosure controls and procedures result from weaknesses in our internal controls over financial reporting. The significant deficiencies and material weaknesses include: there is no complete version of Code of Conduct has been formulated; there is lack of the articles for the board of directors and of independent directors; special committees of the board have not been established; no formal accounting manual has been issued; the procedures for managing the management procedures have not been stipulated. They will be described in details in the section “Management’s Remediation Initiatives and Interim Measures” below.

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

Changes in Internal Controls over Financial Reporting

Other than the remediation measures described above, during the period ended March 31, 2008, there was no change in our internal controls over financial reporting that has materially affected, or that is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None

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

Our efforts to expand into soybean deep-processing and manufacture value added products may not be successful.

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

As a commodity, soybeans are subject to the price fluctuation of the commodity market in China and indirectly to the international commodity market. For example, the soybean price went up from RMB 1.23 per 500 grams at the beginning of the last year to RMB 2.13 per 500 grams at the end of 2007, and in early March 2008 it has climbed to as high as RMB 2.75 per 500 grams, due to both the shortage in soybean supply caused by a severe drought in 2007 and farmers’ cutting growing areas of soybeans brought by the continuously low price level by the end of 2006. If the soybean price increases significantly, we may have a problem obtaining adequate working capital to satisfy the raw materials needs of our operations.

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

We have tried to mitigate the risks by paying attractive premium to those farmers who purchase “Yanglin” soybean seeds, cultivate and plant them and then sell the soybeans to us in order to guarantee our soybean supplies. However, if our competitors also pay premium or even pay higher premium to attract the suppliers, we may lose our advantage in purchasing price and lose some of the soybean supplies.

The soybean price is largely beyond our control in addition to natural disaster or supply competition.

The soybean price may also be affected by other factors in addition to natural disasters or supply competition, such as global commodity price increase, government control or suppliers’ financial difficulties. We may have limited options in the short-term for alternative supply if our suppliers fail for any reason, including suppliers’ business failure or financial difficulties to continue the supply of raw materials. Moreover, identifying and accessing alternative sources may increase our costs. Although raw materials are generally available and we have not experienced any raw material shortage in the past, we cannot assure that the necessary materials will continue to be available to us at prices currently in effect or acceptable to us.

Some of our land may be reclaimed by the government and this may materially impact our operations.

Most land in China is state-owned and land use rights may be granted, transferred, leased or allocated. Allocated land use rights are generally provided by the government for an indefinite period (usually to state-owned entities) and cannot be pledged, mortgaged, leased, or transferred by the user. As the same time, allocated land can be reclaimed by the government at any time. The lands occupied by our Factory No. 1 and No. 2 is allocated land and accordingly subject to the risk of being reclaimed. We are in the process of applying for the land use rights over Factory No. 2 to be changed to transferred. Although the risk being reclaimed is very small because the government is encouraging the growth of our industry and in general the market economy system will continue to support our business, we cannot guarantee the land will not be reclaimed in the future.

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

Our continued growth depends upon our ability to raise capital from outside sources. To maintain our profitability, we should increase the efficiency and achieve economies of scale in production of those low-margin products, and at the same time to develop those high-margin products. Adequate funding is needed to expand the production scale or develop new products. However, adequate funding is dependent upon a number of factors, including but without limitation the nation’s or the world’s economy, our business condition, the financial environment as well as the relevant legal environment. If we are unable to obtain sufficient financing, our growth and profitability may be adversely limited.

The sales price fluctuation for our products is periodic, which could affect on our financial results.

The prices of our products vary seasonably, among others, by the change of soybean supply and demand. Usually, our prices are lowest during the soybean harvest time between October and December and on the peak from January to February because of the Chinese New Year. However, the price also subject to other conditions. As a result, we believe that period-to-period comparisons of our historical results of businesses are not necessarily meaningful and that you should not rely on them as an indication for future performance. It is also possible that our quarterly results of operations may be below the expectations of public market analysts and investors.

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

We may not be able to effectively protect our intellectual property, which could harm our business and competitive position.

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

Risks Related to Our Expansion

Our plans for future expansion may not be implemented or successful.

While we have expansion plans, which include manufacturing “Value-added” and refined soybean products, expanding our production lines and expanding our sales, there is no guarantee that such plans will be implemented or that they will be successful. These plans are subject to, among other things, the feasibility to meet the challenges we face, our ability to arrange for sufficient funding for more manufacturing facilities and the increasing working capital and the ability to hire qualified and capable employees to carry out these expansion plans.

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

In order to increase our raw material supplies, we intend to expand our soybean supply area through securing additional farmland soybean agreements, which in turn will be accomplished through contract negotiations with private farmers and cooperation with state-owned farms. However, it is difficult to obtain access to farmlands from private farmers or state-owned farms. If we cannot expand the soybean supply area, we may not be able to increase the supplies of the soybean and our plan to increase soybean production.

We may have difficulty to expand our sales network in domestic market or to explore new overseas market.

We intend to intensify our marketing efforts in the PRC by expanding existing sales and marketing network coverage to reach more areas by establishing more sales offices within the PRC and maybe in other countries such as Singapore, Malaysia, Canada and the United States. However, overseas consumers may not accept the value of non-generically modified soybean products and may not like to pay the premium of it. It also may be difficult to expand the sales channels in China’s markets if we are unable to advertise our products through various forms of media. But the advertising in commercial magazines, popular newspapers or over the internet will enhance our sales costs.

Our acquisition plan may not succeed, which will adversely affect our overall expansion plan.

We plan to expand our production facilities through the acquisition of approximately 3 to 4 additional factories, which can increase our current annual soybean production capacity up to about 1.5 million tons of soybeans over the next 3 years. However, it will be difficult for us to negotiate the acquisition with those factories, which may bargain for higher acquiring prices. Additionally, the acquisition will be submitted to the government for approval. That process may increase the risk of the acquisition failure or increase our acquisition cost, which decreases the value of the acquisition. If we fail to acquire any factories, our revenue and financial conditions could be adversely affected.

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

There is currently a very limited trading market for our common stock

Our common stock is quoted on the OTCBB. However, our bid and asked quotations have not regularly appeared on the OTCBB for any consistent period of time. There is no established trading market for our common stock and our common stock may never be included for trading on any stock exchange or through any other quotation system (including, without limitation, the NASDAQ Stock Market). You may not be able to sell your shares due to the absence of a trading market.

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

We are subject to reporting obligations under the U.S. securities law. Beginning with out annual report on Form 10-K for the fiscal year ending December 31, 2007, we will be required to prepare a management report on our internal control over financial reporting containing our management’s assessment of the effectiveness of our internal control over financial reporting. In addition, our independent registered public accounting firm must attest to and report on the effectiveness of our internal control over financial reporting. Our management may conclude that our internal controls over our financial reporting is not effective. Moreover, even if our management concludes that our internal control over financial reporting is effective our independent registered public accounting firm may still decline to attest to the effectiveness or may issue a report that is qualified if it is not satisfied with our controls or the level at which our controls are documented, designed, operated or reviewed, or if it interprets the relevant requirements differently from us. Our reporting obligations as a public company will place a significant strain on our management, operational and financial resources and systems for the foreseeable future.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. OTHER INFORMATION.

None.

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

Yanglin Soybean, Inc.

Date: May 15, 2008	By:	/s/ SHULIN LIU
Shulin Liu Chief Executive Officer (Principal Executive Officer)

Yanglin Soybean, Inc.

Date: May 15, 2008	By:	/s/ SHAOCHENG XU
Shaocheng Xu Chief Financial Officer (Principal Financial and Accounting Officer)