Form 10-K/A
period 2007-12-31
Yanglin Soybean, Inc.
filed 2008-07-09
CIK 1368745

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

AMENDMENT NO. 1 TO
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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☑	Smaller Reporting Company ☐
(Do not check if a Smaller Reporting Company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act):
Yes ☐ No ☑

The total revenue for the most recent fiscal year is US $155,206,867.

There was no active public trading market as of the last business day of the Company’s second fiscal quarter.

As of March 31, 2008, there are 20,000,003 shares of common stock outstanding.

EXPLANATORY NOTE
This Amendment No. 1 to our annual report on Form 10-K, for the fiscal year ended on December 31, 2007, initially filed with the Securities and Exchange Commission (“SEC”) on March 31, 2008 is being filed in response to SEC’s comment letter dated June 9, 2008.

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

The contractual agreements were utilized instead of a direct acquisition of Yanglin’s assets because current PRC law which took effect on September 8, 2006 does not specifically establish the approval procedures and detailed implementation regulations for a non-PRC entity’s equity to be used as consideration to acquire a PRC entity's equity or assets. This makes it highly uncertain, if not impossible, for a non-PRC entity to use its equity to acquire a PRC entity. If acquisition of a PRC entity using foreign equity were possible, we could have acquired 100% of the stock of Yanglin in exchange for shares of our common stock. While PRC law does allow for the purchase of equity interests in (or assets of) a PRC entity by a non-PRC entity for cash, the purchase price must be based on the appraised value of such equity (or assets). Because we presently do not have sufficient cash to pay the estimated full value of all of the assets of Yanglin, we, through WFOE, purchased the maximum amount of assets possible with the net proceeds of the private placement on October 7, 2007, and leased from Yanglin the remainder of the assets used in Yanglin’s business.

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

Specifically, the PRC is a major importer of soybeans. In recent years, there has been a marked increase in the volume of soybeans imported by the PRC from countries such as the USA, Argentina and Brazil. The latest statistics of China’s Customs showed that the PRC imported 30.8 million tons of soybeans in 2007, at a growth of about 9% over the previous year. We estimated that the total consumption of soybeans from 2005 to 2006 (October 2005 to September 2006) was 42.32 million tons..

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

Sales of Products by Type and Locations

The following table shows the breakdown of sales volume by customer type.

	Salad Oil			Soy Oil			Soy Meal
Type	Volume (Tonnes)	Number of customers	%	Volume (Tonnes)	Number of customers	%	Volume (Tonnes)	Number of customers	%
Distributor	14,898	71	98	48,080	85	97	287,740	85	90
Food Manufacturer							2,877	8	0.9
Animal Feed Manufacturer							25,576	14	8
Others	309	5	2	1,486	8	3	3,513	4	1.1
Total	15,207	76	100	49,566	93	100	319,706	111	100

All our sales are primarily made to customers within the PRC, though some of our products may be exported by some of the distributors to countries such as Japan, Korea, Russia and India. The geographical distribution of our sales in the PRC for fiscal 2007 is shown below.

	Sales Revenue (Salad Oil)		Sales Revenue (Soybean Oil)		Sales Revenue (Soybean Meal)
Province	Volume (Tonnes)	Value (USD)	Volume (Tonnes)	Value (USD)	Volume (Tonnes)	Value (USD)
Heilongjiang	13,686	14,014,298.24	29,752	28,254,752.43	35,970	10,414,262.27
Jilin	1,521	1,557,485.58	17,355	16,481,622.36	36,936	10,693,944.71
Liaoning			2,459	2,335,265.89	64,841	18,773,177.10
Inner Mongolia					8,999	2,605,447.49
Beijing					9,994	2,893,526.19
Tianjin					9,598	2,778,873.76
Shandong					15,987	4,628,657.52
Shanxi					15,789	4,571,331.31
Henan					14,798	4,284,410.71
Sha’anxi					9,591	2,776,847.08
Gansu					10,285	2,977,778.36
Guangxi					17,987	5,207,710.19
Sichuan					18,976	5,494,051.74
Hebei					49,955	14,463,424.53

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

Source: Information from respective companies' websites and Yanglin estimates

Generally speaking, we do not compete with companies that are engaged primarily in the manufacturing of genetically modified soybean products, especially those international agriculture conglomerates. Currently most major producers of genetically modified soybean products are state-owned enterprises and joint ventures of global agriculture companies. Their operations are mostly located in the coastal cities in Southern China, which enables them to conveniently import genetically modified soybean from US, Brazil, Argentina and other countries in bulk volume at acceptable price. The market for their products is also mainly in the southern parts of China. Meanwhile our supply sources, production facilities and customers are mostly in Northern China, where there is abundant supply of non-genetically modified soybean. It is obvious that there is a geographical division between the market for genetically modified soybean products and that for non-genetically modified soybean products. Thus we state that generally speaking we do not have direct competition with genetically modified counterparts.

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

Item 1A. Risk Factors

Cautionary Statement Regarding Future Results, Forward-Looking Information And Certain Important Factors

In this report we make, and from time to time we otherwise make, written and oral statements regarding our business and prospects, such as projections of future performance, statements of management’s plans and objectives, forecasts of market trends, and other matters that are forward-looking statements .. Statements containing the words or phrases “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimates,” “projects,” “believes,” “expects,” “anticipates,” “intends,” “target,” “goal,” “plans,” “objective,” “should” or similar expressions identify forward-looking statements, which may appear in documents, reports, filings with the Securities and Exchange Commission, news releases, written or oral presentations made by officers or other representatives made by us to analysts, stockholders, investors, news organizations and others, and discussions with management and other of our representatives.

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

We face special risks for doing business in China. We face the risk of changes in the policies of the PRC government, the risk of recent PRC regulations restricting the establishment of offshore companies by PRC residents, the risk of ineffective contractual control of Yanglin, the risk of uncertain legal environment in China, the risk of substantial influence by the PRC government over the manner we conduct our business activities, the risk of inflation in China, the risk of restrictions on currency exchange, the risk of fluctuation of Renminbi exchange rate, the risk of distribution our assets upon liquidation, the risk of being treated as a resident enterprise for PRC tax purposes, the risk of limited business insurance coverage, and the risk of future outbreaks of SARS and Avain Flu in China.

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

The following is a description of each deficiency or weakness with respect to our internal controls over financial reporting identified by our outside auditors.

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

Because of the above-referenced deficiencies and weaknesses in our disclosure controls and procedures and internal control over financial reporting, we may be unable to to comply with the Sarbanes-Oxley Act’s internal controls requirements, and therefore may not be able to obtain the independent auditor certifications that the Sarbanes-Oxley Act requires publicly-traded companies to obtain.

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

Recent PRC regulations relating to the establishment of offshore companies by PRC residents may subject our PRC resident shareholders to personal liability and limit our ability to inject capital into our PRC subsidiaries, limit our subsidiaries’ ability to distribute profits to us or otherwise adversely affect us.

China State Administration of Foreign Exchange, or the SAFE, issued a public circular on October 21, 2005 concerning the acquisition by an offshore company controlled by PRC residents of onshore assets in China. This circular requires that (1) a PRC resident shall register with a local branch of the SAFE before he or she establishes or controls an overseas special purpose vehicle, or SPV, for the purpose of overseas equity financing (including convertible debt financing); (2) when a PRC resident contributes the assets of or his or her equity interests in a domestic enterprise to an SPV, or engages in overseas financing after contributing assets or equity interests to an SPV, such PRC resident must register his or her interest in the SPV and any changes in such interest with a local branch of the SAFE; and (3) when the SPV undergoes a material change outside of China, such as a change in share capital or merger or acquisition, the PRC resident shall, within 30 days from the occurrence of the event that triggers the change, register such change with a local branch of the SAFE. Furthermore, PRC residents who are shareholders of SPVs established before November 1, 2005 are required to register with a local branch of the SAFE before March 31, 2006.

The beneficial owners of our company who are PRC residents are required to update their respective registrations with the local branch of the SAFE. However, we cannot assure you that these beneficial owners will update their registrations with the local branch of the SAFE in full compliance with the October 2005 SAFE circular. The failure or inability of beneficial owners of our company who are resident in the PRC to comply with the registration procedures set forth in the October 2005 SAFE circular may subject these beneficial owners to fines and legal sanctions and may also limit our ability to contribute additional capital into our PRC subsidiaries, limit our PRC subsidiaries’ ability to distribute dividends to us or otherwise adversely affect our business.

Contractual arrangements through which we have established control of Yanglin may not be as effective in providing operational control as direct ownership. If Yanglin fails to perform its obligations under these contractual arrangements, we may have to legally enforce such arrangements and our business, financial condition and results of operations may be materially and adversely affected if these arrangements cannot be enforced.

We rely on contractual arrangements with Yanglin and its shareholders for operating our business. These contractual arrangements may not be as effective in providing us with control over Yanglin as direct ownership.

Under the current contractual arrangements, as a legal matter, if Yanglin fails to perform its obligations under these contractual arrangements, we may have to (i) incur substantial costs and resources to enforce such arrangements, and (ii) rely on legal remedies under PRC law, which we cannot be sure would be effective.

These contractual arrangements are governed by PRC law and provide for the resolution of disputes through either arbitration or litigation in the PRC. Accordingly, these contracts would be interpreted in accordance with PRC law and any disputes would be resolved in accordance with PRC legal procedures. If Yanglin fails to perform its obligations under these contractual arrangements, we may have to rely on legal remedies under PRC law, including seeking specific performance or injunctive relief, and claiming damages, which we cannot be sure would be effective. In addition, the legal environment in the PRC is not as developed as in other jurisdictions, such as the United States. As a result, uncertainties in the PRC legal system could limit our ability to enforce these contractual arrangements. In the event that we are unable to enforce these contractual arrangements, our business, financial condition and results of operations could be materially and adversely affected.

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

You may experience difficulties in effecting service of legal process and enforcing judgments against us and our management in China.

Substantially all of our assets and our subsidiaries are located in China. In addition, all of our directors and officers reside within China, including our certified public accountant (“CPA”), Albert Wong & Co. As a result, it may not be possible to effect service of process within the United States or elsewhere outside of China upon most of our directors and officers and our CPA, including with respect to matters arising under the U.S. federal securities laws or applicable state securities laws. Moreover, China is not a party to any treaties providing for reciprocal enforcement of judgments of courts with the United States or most other western jurisdictions. As a result, recognition and enforcement in China of judgments of a court in the United States or any other jurisdictions mentioned above in relation to any matter may be difficult or impossible. In addition, you will have difficulties in bring an original action in a Chinese court to enforce liabilities against our directors, officers and our CPA based upon the U.S. federal securities laws.

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

We may not be able to distribute our assets upon liquidation and dividend payment will be subject to restrictions under Chinese foreign exchange rule.

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

We may be treated as a resident enterprise for PRC tax purposes as the Enterprise Income Tax Law became effective on January 1, 2008, which may subject us to PRC income tax for any dividends we receive from our subsidiaries and PRC income tax withholding for any dividends we pay to our non-PRC shareholders.

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

Our property and equipment insurance does not cover the full value of our property and equipment, which leaves us with exposure in the event of loss or damage to our properties or claims filed against us. We currently do not carry any product liability or other similar insurance. We cannot assure you that we would not face liability in the event of the failure of any of our products. This is particularly true given our plan to significantly expand our sales into international markets, like the United States, where product liability claims are more prevalent.

Except for property and automobile insurance, we do not have other insurance such as business liability or disruption insurance coverage for our operations in the PRC. We do not maintain a reserve fund for warranty or defective products claims. Our costs could substantially increase if we experience a significant number of warranty claims. We have not established any reserve funds for potential warranty claims since historically we have experienced few warranty claims for our products so that the costs associated with our warranty claims have been low. If we experience an increase in warranty claims significantly, it would have a material adverse effect on our financial condition and results of operations.

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

We will be subject to reporting obligations under the U.S. securities law. Beginning with our annual report on Form 10-K for the fiscal year ending December 31, 2007, we will be required to prepare a management report on our internal control over financial reporting containing our management’s assessment of the effectiveness of our internal control over financial reporting. In addition, our independent registered public accounting firm must attest to and report on the effectiveness of our internal control over financial reporting. Our management may conclude that our internal controls over our financial reporting is not effective. Moreover, even if our management concludes that our internal control over financial reporting is effective our independent registered public accounting firm may still decline to attest to the effectiveness or may issue a report that is qualified if it is not satisfied with our controls or the level at which our controls are documented, designed, operated or reviewed, or if it interprets the relevant requirements differently from us. Our reporting obligations as a public company will place a significant strain on our management, operational and financial resources and systems for the foreseeable future.

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

Our future capital raising and the conversion of our outstanding shares of preferred stock and warrants may dilute our shareholders’ equities.

If we need to obtain external financing, our capital raising could require us to sell additional equity or debt securities or obtain credit facilities. The sale of additional equity or equity-linked securities could result in additional dilution to our then existing shareholders. In addition the conversion of outstanding shares of preferred stock and exercise of warrants into common stock may dilute our then existing shareholders’ equities. Certain registration rights have been granted to holders of the preferred stock and warrants. Pursuant to the registration rights agreement, certain holders of the preferred stock and warrants have the demand rights to require us to register the shares common stock held by these holders. Therefore, as our existing shareholders, your share equities may be diluted upon the conversion of outstanding shares of preferred stock, exercise of warrants and sale of common stock pursuant to the registration rights agreement.

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

 Properties

All land in the PRC is owned by the government and cannot be sold to any individual or entity. Instead, the government grants or allocates landholders a “land use right. There are four methods to acquire land use rights:

•	grant of the right to use land;
•	assignment of the right to use land;

•	lease of the right to use land; and
•	allocated land use rights.

In comparison with Western common law concepts, granted land use rights are similar to life estates and allocated land use rights are in some way similar to leaseholds.

Granted land use rights are provided by the government in exchange for a grant fee, and carry the rights to pledge, mortgage, lease, and transfer within the term of the grant. Land is granted for a fixed term - generally 70 years for residential use, 50 years for industrial use, and 40 years for commercial and other use. The term is renewable in theory. Unlike the usual case in Western nations, granted land must be used for the specific purpose for which it was granted.

Allocated land use rights are generally provided by the government for an indefinite period (usually to state-owned entities) and cannot be pledged, mortgaged, leased, or transferred by the user. Furthermore, allocated land can be reclaimed by the government at any time. Allocated land use rights may be converted into granted land use rights upon the payment of a grant fee to the government.

Yanglin has the following granted land use right:

Location	Area (square meters)	Construction on Land	Term and Expiration	Certificate No.
Fuli Town Nongfeng Community	45596	Factory No. 3	October 9, 2005 - September 5, 2055	JifuGuoYong(2005) No. 178

Pursuant to Transfer Agreement of State-owned Land Use Right (No. 05002) which was signed between Yanglin and the Jixian County Land and Resources Bureau, the term of the land use right shall be 50 years. Yanglin paid RMB 8,161,684 (approximately $1,075,320.69) for the land use rights.

In addition to the abovementioned land use rights, Yanglin has the following leased land use right:

Lessor	Location	Area (square meters)	Rental Fee (RMB)	Construction on Land	Term and Expiration
Jixian Industrial Company	Jixian County Hedong District	27,000	8,900,567	Workshop, warehouse	December 4, 1999 - December 4, 2049

Wansheng Village Commission	Wansheng Village Oil Pump Station West, Daiban Dong Qiang	3,844.6	100,000	Warehouse	October 19, 2003 - October 18, 2053

Mr.Liu Fengyu	Jian San Jiang Administration Daxing Farm 24 Group Nan.	100 acres	1,100,000	Farmland	January 1, 2005 - December 31, 2026

Wansheng Village Commission	From Hatong Road Bei Wansheng Village XinJian Muye to Yanglin Wansheng Food Collection Station	30,887.41	99,62.20	Warehouse	April 1, 2004 - December 31, 2028

We have embarked on the process to convert the allotted land use rights for Factory No. 1, Factory No. 2, Wansheng Village and Jiansan Farm into granted land use rights. The conversion will involve a payment of a “transfer fee” to the Jixian County Land Bureau.
Yanglin also owns the following buildings, comprising Factory No. 3:

Location	Area (square meters)	Nature of building	Function	Certificate

Bei No.4, Nongfeng Village (Factory No. 3)	1658.46	Private Asset	Office, Boiler room, and garage	Ji Fang Quan Zheng Fanrong Zi No. 00033652

Bei No.4, Nongfeng Village ( Factory No. 3)	9224.93	Joint Stock House Asset	Workshop	Ji Fang Quan Zheng Fanrong Zi No. 00036015

Factory No. 3	1401.47	Private Asset	Boiler room	Ji Fang Quan Zheng Fanrong Zi No. 00033653

Hedong 51A (Factory No. 1)	5772	Allotted state-owned houses	Office, electricity distribution room, workshop, storage room.	Ji Fang Quan Zheng Shagang Zi No. 000278

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

Consolidated Statement of Operations	The year ended Dec. 31, 2003 ($)	The year ended Dec. 31, 2004 ($)	The year ended Dec. 31, 2005 ($)	The year ended Dec. 31, 2006 ($)	The year ended Dec. 31, 2007 ($)
	(unaudited)	(audited)	(audited)	(audited)	(audited)
Sales Revenue (net of discounts, returns and allowances)	20,077,560	26,046,389	38,107,145	88,078,494	155,206,867
Other sales		279,222	323,320	-	-
Cost of sales	(19,144,441)	(24,557,296)	(35,132,664)	(79,862,179)	(142,568,658)
Gross Profit	933,119	1,768,315	3,297,801	8,216,315	12,638,209
Selling expenses	(42,035)	(54,553)	(43,094)	(63,209)	(146,411)
General and administrative expenses	(702,247)	(902,258)	(1,103,262)	(1,078,184)	(1,812,450)
Income from continuing operations	188,836	811,504	2,151,445	7,074,922	10,679,348
Interest expense, net	(73,762)	(100,455)	(150,370)	(219,032)	(394,705)
Other income	32,146	211,168	-	-	39,385
Other expense	(24,087)		-	-	-
Income before taxation	123,133	922,217	2,001,075	6,855,890	10,324,028
Income tax	-	-	-	-	-
Net Income	123,133	922,217	2,001,075	6,855,890	10,324,028
Basic net income per common share	0.004	0.046	0.100	0.343	0.516
Diluted net income per common share	0.004	0.046	0.100	0.343	-0.344

Consolidated Balance Sheets	The year ended Dec. 31, 2003 ($)	The year ended Dec. 31, 2004 ($)	The year ended Dec. 31, 2005 ($)	The year ended Dec. 31, 2006 ($)	The year ended Dec. 31, 2007 ($)
	(unaudited)	(audited)	(audited)	(audited)	(audited)
Current Assets	12,343,642	13,069,478	9,911,883	11,272,054	35,828,927
Total Assets	19,204,789	20,454,198	27,090,833	35,245,747	70,732,531
Current Liabilities	6,339,685	6,350,104	10,634,636	11,050,319	15,587,625
Total Liabilities	6,339,685	6,670,729	10,908,533	11,512,096	16,044,732
Total Stockholders’ Equity	12,865,104	13,783,469	16,182,300	23,733,651	54,687,799

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

Results of Operations

The following table shows the operating results for the years ended December 31, 2005, December 31, 2006 and December 31, 2007.

Consolidated Statement of Operations	The year ended Dec. 31, 2005 ($)	The year ended Dec. 31, 2006 ($)	The year ended Dec. 31, 2007 ($)
	(audited)	(audited)	(audited)
Sales Revenue (net of discounts, returns and allowances)	38,430,465	88,078,494	155,206,867
Other sales	-	-	-
Cost of sales	(35,132,664)	(79,862,179)	(142,568,658)
Gross Profit	3,297,801	8,216,315	12,638,209
Selling expenses	(43,094)	(63,209)	(146,411)
General and administrative expenses	(1,103,262)	(1,078,184)	(1,812,450)
Income from continuing operations	2,151,445	7,074,922	10,679,348
Interest expense, net	(150,370)	(219,032)	(394,705)
Other income	-	-	39,385
Other expense	-	-	-
Income before taxation	2,001,075	6,855,890	10,324,028
Income tax	-	-	-
Net Income	2,001,075	6,855,890	10,324,028
Foreign currency translation adjustment	397,756	675,461	2,676,688
Comprehensive income	2,398,831	7,531,351	13,000,716

Year Ended December 31, 2007 Compared with Year Ended December 31, 2006

Net Sales

	For The Year Ended December 31		Period to Period Change
Item	2007 Amount ($)	2006 Amount ($)	Amount ($)%
Soybean meal	92,563,442	58,770,932	33,792,510	57.5
Soybean oil	47,071,641	22,149,399	24,922,242	112.5
Salad Oil	15,571,784	7,158,163	8,413,621	117.5
Total Net Sales	155,206,867	88,078,494	67,128,373	76.2

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

Operating Expenses

	For The Year Ended December 31				Period to Period
	2007	% of Sales	2006	% of Sales	Change
	Amount ($)	Revenue	Amount ($)	Revenue	Amount ($)%
Selling Expenses	(146,411)	0.09	(63,209)	0.07	83,202	131.6
General & Administrative Expenses	(1,812,450)	1.17	(1,078,184)	1.22	734,266	68.1
Total Operating Expenses	(1,958,861)	1.27	(1,141,393)	1.29	817,468	72.8

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

General and administrative expenses for the year ended December 31, 2007 rose by $ 734,266 or 68.1%, from $1,078,184 for the year ended December 31, 2006 , to $1,812,450 for the year ended December 31, 2007. The increase was primarily due to the management expenses, including legal, auditing, consulting and travel expenses, spent for the equity financing closed at October 3, 2007. As a percentage of net sales, general and administrative expenses fell from 1.22% for the year ended December 31, 2006 to 1.17% for the year ended December 31, 2007.

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

Income from Operations and Net Income

	For The Year Ended December 31				Period to Period
	2007	% of Sales	2006	%of Sales	Change
	Amount ($)	Revenue	Amount ($)	Revenue	Amount ($)%
Income from operations	10,679,348	6.9	7,074,922	8.0	3,604,426	50.9
Interest expenses, net	(394,705)	0.25	(219,032)	0.24	175,673	80.2
Other income, net of expenses	39,385	0.03	-	-	39,385	100
Income tax	-		-
Net income	10,324,028	6.7	6,855,890	7.8	3,468,138	50.6
Foreign currency translation adjustment	2,676,688	1.7	675,461	0.76	2,001,227	296.3
Comprehensive income	13,000,716	8.4	7,531,351	8.6	5,469,365	72.6

Income from operations rose 50.9% or $3,604,426 for the year ended December 31, 2007, at $10,679,348,over the year ended December 31, 2006, at $7,074,922, thanks to the increase by 76.2% in sales revenue. At the same time, operating margin fell from 8.0% to 6.9%, due to the unexpected significant rise in soybean price as described above, as soybean purchasing costs constitute the major portion of our costs, while the ratio of selling expenses and general and administrative expenses as a percentage of net sales is quite small. We expect to see this ratio rise slightly in the future, as soybean price is expected to fall and stabilize by end of this year , and there would be further improvement of operating efficiency due to accumulation of skills and experience and larger economy of scales because of increasing sales volume.

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

Other income was $39,385 for the year ended December 31, 2007, where there was no other income for the year ended December 31, 2006.

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

As the exchange rate of China’s currency, RMB, against US Dollar keeps increasing, the average rate had risen from 1USD to 7.98189RMB in 2006 to 1USD to 7.61720RMB in 2007, so we have achieved $2,676,688 of foreign currency translation gains for the year ended December 31, 2007, compared to $675,461 for the year ended December 31, 2006. Due to this reason, the comprehensive income for the year ended December 31, 2007 reached $13,000,716, an increase of $5,469,365 or 72.6% over $7,531,351 for the year ended December 31, 2006. And such gains sufficiently compensated for the significant increase in soybean price, as the ratio of comprehensive income as a percentage of net sales for the year ended December 31, 2007 reached 8.4%, a little bit lower than 8.6% for the year ended December 31, 2006.

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

Year Ended December 31, 2006 Compared with Year Ended December 31, 2005

Net Sales
	For The Year Ended December 31		Period to Period Change
Item	2006 Amount ($)	2005 Amount ($)	Amount ($)%
Soybean meal	58,770,932	25,762,803	33,008,129	128.1
Soybean oil	22,149,399	11,420,786	10,728,613	93.9
Salad Oil	7,158,163	1,052,868	6,105,295	579.9
Soybean	-	194,008	(194,008)	-100
Total Sales	88,078,494	38,430,465	49,648,029	129.2

Net sales revenue was $88,078,494 for the year ended December 31, 2006, an increase of $49,648,029or 129.2% from that of $38,430,465 for the year ended December 31, 2005. This is primarily due to the 143.5% increase in our processing volume and the resultant growth in sales volume. Three main products of our,namely soybean meal, soybean oil and salad oil, have achieved a growth rate of 128.1%, 93.9% and 579.9%, respectively over 2006.

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

Tabular Disclosure of Contractual Obligations

Payments due by period
Contractual obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
[Long-Term Debt Obligations]	$514,035	$49,405	$109,887	$124,653	$230,090
[Capital Lease Obligations]	-	-	-	-	-
[Operating Lease Obligations]	-	-	-	-	-
[Purchase Obligations]	-	-	-	-	-

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

Interest Rate Risk

Our exposure to interest rate risk primarily relates to the interest income generated by excess cash invested in demand deposits. We have not used derivative financial instruments in our investment portfolio in order to reduce interest rate risk. Interest earning instruments carry a degree of interest rate risk. We have not been exposed nor do we anticipate being exposed to material risks due to changes in interest rates.

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

The conversion of RMB into foreign currencies, including U.S. dollars, has been based on rates set by the People’s Bank of China. On July 21, 2005, the PRC government changed its decade-old policy of pegging the value of the RMB to the U.S. dollar. Under the new policy, the RMB is permitted to fluctuate within a narrow and managed band against a basket of certain foreign currencies. This change in policy has resulted in an appreciation of the RMB against the U.S. dollar by approximately 6% during 2007 and approximately 12% since the change of the policy to the end of 2007. While the international reaction to the RMB revaluation has generally been positive, there remains significant international pressure on the PRC government to adopt an even more flexible currency policy, which could result in a further and more significant appreciation of the RMB against the U.S. dollar. We use the U.S. dollar as the reporting currency for our financial statements. Fluctuations in exchange rates, primarily those involving the U.S. dollar, may affect our costs and operating margins as well as our net income reported in U.S. dollars. For example, to the extent that we need to convert U.S. dollars into RMB for our operations, appreciation of the RMB against the U.S. dollar would have an adverse effect on the RMB amount we receive from the conversion. Assuming we had converted the U.S. dollar denominated cash balance equivalent to US$52.6 million as of July 1, 2008 into RMB at the exchange rate of US$1.00 for RMB6.92 and, the respective People’s Bank of China rates as of July 1, 2008, this cash balance would have been RMB364.0 million. Assuming a further 10% appreciation of the RMB against the U.S. dollar, this cash balance would have decreased to RMB327.6 million as of July 1, 2008. Conversely, if we decide to convert our RMB into U.S. dollars for the purpose of making payments for dividends for business purposes, appreciation of the U.S. dollar against the RMB would have a negative effect on the U.S. dollar amount available to us.

Commodity Price Risk

We engage in manufacturing of non-genetically modified soybean-based products in the PRC. Our main raw materials are commodities. Our exposure to commodity price risk is directly related to fluctuations of PRC domestic market and indirectly related to that of international market. To date, we have not entered into any hedging transactions in an effort to reduce our exposure to commodity price risk. We have not been exposed nor do we anticipate being exposed to material risks due to commodity price risk.

Item 8. Financial Statements And Supplementary Data

Please refer to Item 15 “Exhibits and Financial Statement Schedules” of this report.

Item 9.  Changes In and Disagreements With Accountants On Accounting and Financial Disclosure

On October 1, 2007, we dismissed S.W. Hatfield, CPA as our independent accountant, as approved by our board of directors. During the fiscal years 2005, 2006 and through the date of his dismissal, we had no disagreements with S.W. Hatfield, CPA on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of S.W. Hatfield, CPA, would have caused it to make reference to the subject matter of such disagreements in its report on our financial statements for such periods. During the fiscal years 2005, 2006 and through the date of his dismissal, there were no reportable events as defined under Item 304(a)(1)(v) of Regulation S-K adopted by the SEC.

On October 1, 2007, we retained Samuel H. Wong & Company, LLP as the new independent accountant, as approved by our board of directors. Samuel H. Wong & Company, LLP issued a report on the audited financial statements of Heilonjiang Yanglin Soybean Group Co. Ltd.. for the three years ended December 31, 2004, December 31, 2005, and December 31, 2006 which were included in our current report on Form 8-K filed on October 10, 2007. Samuel H. Wong & Company, LLP also reviewed the interim financial statements of Heilongjiang Yanglin Soybean Group Co., Ltd. for the three months ended March 31, 2007 and the six months ended June 30, 2007, and the proforma balance sheet of Victory Divide Mining Company as of June 30, 2007, which were also included in our current report on Form 8-K filed on October 10, 2007. Samuel H. Wong & Company, LLP also reviewed the interim financial statements of Victory Divide Company for the nine months ended September 30, 2007 which were included in our quarterly report on Form 10-Q filed on November 29, 2007. The reports and reviews did not contain an adverse opinion or disclaimer of opinion, nor was it modified as to uncertainty, audit scope or accounting principles. There were no disagreements with Samuel H. Wong & Company, LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the satisfaction of Samuel H. Wong & Company, LLP, would have caused it to make reference to the subject matter of the disagreement(s) in connection with its reports.

On January 16, 2008, we dismissed Samuel H. Wong & Company, LLP as our independent accountant. On the same date, we retained Albert Wong & Company, LLP to serve as our principal independent accountant, as approved by our board of directors.

Item 9a. Controls And Procedures

Management’s Report on Internal Control over Financial Reporting

Disclosure Controls and Procedures

As required by Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act, our management has carried out an evaluation, with the participation and under the supervision of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2007.

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

Management conducted its evaluation of disclosure controls and procedures under the supervision of our chief executive officer and our chief financial officer. Based upon, and as of the date of this evaluation, our chief executive officer and chief financial officer concluded that, as of December 31, 2007, our disclosure controls and procedures were not effective due to the material weaknesses and significant deficiencies in our internal control over financial reporting described below.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act. The Company's internal control system over financial reporting is a process designed under the supervision of the Company's Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the consolidated financial statements in accordance with United States generally accepted accounting principles (“U.S. GAAP”). Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of our financial reporting.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2007. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework. Based on our assessment, we determined that, as of December 31, 2007, our internal control over financial reporting was not effective as a result of the following identified material weakness and significant deficiencies.

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

Remediation Initiative

We are now drafting a Code of Conduct, and expect to finalize it in the third quarter of 2008. Meanwhile we will formulate a procedure ruling the drafting, revision, reviewing, approval and issue of the Code, which is also to be done in the third quarter. The Code and the procedure will then be reviewed thoroughly and approved by the board of directors. We will also establish a channel for issuing and communicating the Code of Conduct to all staff, and the Code will be issued and distributed formally, while we will start communication and training at the same time.

The cost involved will include that of drafting, revision, reviewing and approval, issuing and distributing, and communicating and training.

2)	The Company does not have a formal system for employees to report and expose fraud.

Remediation Initiative

Currently we have a hot-line telephone system for reporting fraud. We will develop this into a formal mechanism of anti-fraud. The first stage is to design the system framework and determine the components to be included. Then we must develop the detailed procedures and regulations for identifying, reporting and investigating fraud. Such procedures and regulations will be reviewed and approved by the board of management. The system will then be established and implemented in the third quarter of 2008. We will then provide training to employees on how to use the system and start operation of the system after training is completed.

The cost of implementing this measure will mainly comprise the cost of designing, revision, reviewing and approval of the system, training employees, operating and maintenance of the system.

3)	The Company currently does not have a complete set of Articles for the board of directors. The Company now does not have any independent director.

Remediation Initiative

We are now drafting the Articles for the board of directors. The step is expected to be completed in the third quarter of 2008. It will then be reviewed and approved by the board of directors. Meanwhile, we are now also seeking appropriate candidates for at least 3 independent directors through various channels. The board of directors will then review the career and educational background of each candidate and interview them, and make final decision by the end of October 2008.

The measure will incur the costs of drafting, revision, reviewing and approval of the Articles, finding appropriate candidates, reviewing of personal background, and interviewing.

4)	The special committees of the board, including audit committee, appointment committee and compensation committee, have not been established.

Remediation Initiative

We will establish the committees and appoint qualified directors as their members. Audit committee will be formed by at least 3 directors with appropriate level of financial knowledge, within which there will be at least 1 financial expert. It’s difficult to find qualified persons for these roles, so we need some time to find them, and we expect that the three committees will be established by the end of October 2008.

The relevant costs will be that of reviewing of candidates and recruiting, and the remuneration of committee members. Currently the remuneration of a director is about $10,000 per year.

5)	The Company does not have an accounting policy manual based on U.S. GAAP and have not formulated formal procedures on the accounting treatment of significant transactions and processes.

Remediation Initiative

We will finish drafting the accounting manual in the third quarter of 2008, and it will include accounting policies and the detailed procedures of accounting treatments of business transactions and other affairs in it. The manual will be released to all accounting staff, and training will start at the same time and take about 1 month. We are also eagerly seeking accountants or external consultants skilled and experienced in several key areas of accounting to enhance the competence of our accounting team. The task will be finished by the end of October 2008.

We expect that there will be the costs of studying and researching U.S. GAAP, drafting, revision, reviewing and approval of the accounting manual, issuing and distributing, and training and educating.

6)	The Company does not have a formal procedure on review, update and approval of the management procedures.

Remediation Initiative

We will formulate a formal procedure on the issue, and it will be reviewed and approved by the board of directors by the end of the third quarter of 2008. The procedure will require written confirmation from key managers for the issue of management procedures. The procedure will be released to relevant management and administration staff, and training will be provided to them then. We will also conduct training when material change is made to the procedures.

The cost involved will include drafting, revision, reviewing and approval of the procedure, releasing and training.

Changes in Internal Controls over Financial Reporting

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

The following is a summary of the biographical information of our directors and officers:

Shulin Liu, is founder, Chairman and Chief Executive Officer of Yanglin. Mr. Liu is involved in Yanglin’s overall management and is responsible for establishing strategic directions. From 2002 to present, Mr. Liu has been the Chief Executive Officer, Chairman and Director of Yanglin when its name was changed. From 2001 to 2002, he jointly established Jixian County Golden Land Oil Company Limited (predecessor to Yanglin) with Ms. Huanqin Ding and Mr. Shulin Liu and had been the Chief Executive Officer, Chairman and a Director. From 1996-2000, he was manager of Jinxian County Longfu Food & Oil Trade Co. Ltd., Xiwang Feed Company, Jixian County Tianlin Food & Oil Co. Ltd in Jixian County. From 1992 to 1996, Mr. Liu was appointed General Manger of Jixian Construction Material Food and Oil Trading Company. Prior to that, from 1983-1992, Mr. Liu assumed the positions of supervisor at the Shuangyashan Jixian County Land Authority, supervisor of the Minerals Resources Management Station, and manager of Labor Service Company of Land Bureau of Jixian County. From 1980 to 1983, Mr. Liu worked as a government officer in Shuangyashan Jixian County, Fuli Town. Mr. Liu holds a Master degree in Enterprise Management from Heilongjiang University.

Shaocheng Xu, was appointed as Yanglin’s Chief Financial Officer in March 2007. Previously, he worked as a financial consultant in Dow Jones Business Consultants, Inc. from August 2006 t o March 2007 and as the Internal Control Supervisor at Citigroup Asia Pacific Operations Center from July 2005 to August 2006. From September 2001 to August 2004, he was the corporate management coordinator for United Automotive Electronics Systems Co., Ltd. From 1999 to 2001, he worked as a senior customer services representative in Shanghai Eastern Rohm and Haas Corp. From 1997 to 1999, he was Manager Assistant in Shanghai Foreign Aviation Corp. Mr. Xu received his Bachelor of Arts in English from Foreign Affairs College of China in 1997. He is currently studying for a Master of Accounting with the Shanghai University of Finance and Economics. Mr. Xu is also soon to be qualified as a Professional Accountant with the Association of Chartered Certified Accountants (ACCA) of the United Kingdom.

Yang Miao, joined Yanglin the Vice President and Secretary to the Board of Directors in August 2006. He is currently a director of Yanglin Soybean, Inc.. Previously, he served as the managing director of Redwood Capital Inc., a US based investment banking firm,from September 2005 to July 2006, and the managing director of Yuehai Zhongcheng Mechanical and Electrical Equipment Company from February 2004 to September 2005. From 2002 to 2004, he had been studying at University of Aberdeen. He worked for China National Overseas Engineering Corporation as an expatriate project manager from August 1995 to June 2002. Mr. Miao graduated from Beijing University with a degree of Bachelor of Arts and obtained a MBA from University of Aberdeen.

Zongtai Guo, joined Yanglin as its Vice President and Chief Operating Officer in 2006. Mr. Guo is responsible sales, operations and assists Mr. Shulin Liu, Yanglin’s President and Chief Executive Officer, in the strategic planning and the development of Yanglin. Prior to joining Yanglin, Mr. Guo was the Vice President of Qingdao Haoke Family Products Company (daily housekeeping products company, such as soap and detergent)between 2004 and 2005.From 2001 to 2004, he was an Assistant Manager at Heilongjiang Sanjiang Food Company (manufacturing soybean products). He also worked in Shanghai Yikun Food Company as its General Manager from 1999 to 2001. From 1994 to 1999, Mr. Guo also worked in various companies such as Hainan Longhua Company and China Xingnan Company and Heilongjiang Eight One Farm University as their Finance Manager. He graduated from Bayi Agriculture Development University of Heilongjiang Province, majoring degree in Enterprise Management and became a qualified accountant in the PRC in 1993.

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

Material Terms of Employment

Each of the executive officers has signed a three-year employment contract with Yanglin effective September 2007 until September 2010. In addition to their salary compensation, the executive officers are entitled to social insurance benefits according to PRC laws and regulations.

Termination of Employment

Yanglin can terminate the employment contract with the executive officers with immediate effect without any prior notice under the following circumstances: serious violation of Yanglin’s rules and disciplines by the executive officers, serious dereliction of duties by the executive officers; executive officers being prosecuted under Chinese criminal law.

Yanglin can terminate the employment contract with the executive officers with 30 days’ prior written notice under the following circumstances: unfit to perform for the jobs or any new jobs after non-work-related injury; unfit to perform for the jobs despite additional training; unable to reach an agreement regarding the employment between the executive officers and Yanglin due to major change of circumstances.

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

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)				Percentage of Class (1)
	Series A	Series B	Common Stock
Owner of More than 5% of Class

Vision Opportunity Master Fund Ltd 20 West 55th Street, 5th Floor, New York, NY 10019-5373	3,720,930				37.2%

Sansar Capital Special Opportunity Master Fund, LP (Cayman Master) Walkers SPV Ltd. Walkers House Mary Street 908GT Georgetown, Grand Cayman Cayman Islands	2,767,442				27.7%

Vicis Capital Master Fund 126 East 56th Streey, 7th Floor, New York, NY 10019-5373	2,093,023				20.9%

Vision Opportunity Master Fund Ltd 20 West 55th Street, 5th Floor, New York, NY 10019-5373 (2)		3,382,664			43.4%

Sansar Capital Special Opportunity Master Fund, LP (Cayman Master) Walkers SPV Ltd. Walkers House Mary Street 908GT Georgetown, Grand Cayman Cayman Islands (2)		2,515,856			32.3%

Vicis Capital Master Fund 126 East 56th Streey, 7th Floor, New York, NY 10019-5373 (2)		1,902,748			24.4%

Vision Opportunity Master Fund Ltd 20 West 55th Street, 5th Floor, New York, NY 10019-5373 (7)			18,283,985	(3)	47.8%

Sansar Capital Special Opportunity Master Fund, LP (Cayman Master) (7)			13,208,245	(3)	39.8%

Vicis Capital Master Fund 126 East 56th Streey, 7th Floor, New York, NY 10019-5373 (7)			9,989,429	(3)	33.3%

Winner State Investments Limited No. 99, Fanrong Street, Jixian Town, Heilongjiang, the People’s Republic of China.			18,200,000	(4)(5)	91.0%

Directors and Executive Officers
Shulin Liu 99 Fanrong Street, Jixian County, Heilongjiang Province, People’s Republic of China 155900			9,100,000	(5)	45.5%

Yang Miao 99 Fanrong Street, Jixian County, Heilongjiang Province, People’s Republic of China 155900			100,000		0.5%

All Directors and Executive Officers			9,200,000		46%

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

MHA and Yanglin has fully performed according to the Agreement and it has no further force and effect.

Contractual Arrangements between WFOE and Yanglin, or, PRC Restructuring Arrangements.

In connection with the share exchange transactions, WFOE executed a series of agreements with Yanglin, and as a result, WFOE acquired control over Yanglin’s business, personnel and finances as if it were a wholly owned subsidiary of WFOE (collectively, the "Restructuring Agreements").

Consignment Agreements

Each of Yanglin’s two shareholders holding in the aggregate 100% of Yanglin’s equity interests (collectively, the “Yanglin Shareholders”), entered into a Consignment Agreement with Faith Winner (BVI) (each a “Consignment Agreement” and collectively, the “Consignment Agreements”). Pursuant to these Consignment Agreements, each such Yanglin Shareholder consigned all its rights and interests as a shareholder of Yanglin to Faith Winner (BVI), including without limitation, its right to elect directors and officers, obtain information about Yanglin, dispose of the consigned equity interests and other shareholder rights and interests. These agreements will remain effective until Faith Winner (BVI) or its designees have acquired 100% of the equity interest of Yanglin or substantially all assets of Yanglin. Prior to the termination of the Consignment Agreements, the Yanglin Shareholders are prohibited from disposing, encumbering, consigning or restructuring the consigned interests without the prior written consent of Faith Winner (BVI).

Exclusive Purchase Option Agreement

Under the Exclusive Purchase Option Agreement, the Yanglin Shareholders granted WFOE an exclusive option to purchase all or part of the Yanglin Shareholders’ equity interest in Yanglin and Yanglin granted WFOE an exclusive option to purchase all Yanglin’s assets, when and as permitted under PRC laws and regulations. The agreement provides that, unless otherwise required under PRC laws and regulations, the consideration for the equity transfer or the asset transfer under the agreement will be the lowest price permitted under the PRC laws and regulations.

Prior to the termination of the Exclusive Purchase Option Agreement, without the prior written consent of WFOE, Yanglin is restricted from, among other things, (i) supplementing or amending its articles of association or rules of the company in any manner, and changing its registered capital or shareholding structure in any manner, (ii) transferring, mortgaging or otherwise disposing of the lawful rights and interests to and in its assets or income, or encumbering its assets and income in any way that would affect WFOE’s security interest, (iii) incurring, assuming or guaranteeing any debts except those that are incurred during its normal business operation or agreed to by WFOE in advance, (iv) entering into any material contract (exceeding RMB5,000,000 in value), unless it is necessary for the company’s normal business operation; (v) providing any loan or guarantee to any third party; (vi) acquiring or consolidating with any third party, or investing in any third party; (vii) distributing any dividends to the shareholders in any manner, and, at WFOE’s request, shall promptly distribute all distributable dividends to the Yanglin Shareholders (collectively, the “restrictive provisions”).

The agreement will remain effective until WFOE or its designees have acquired 100% of the equity interests of Yanglin or substantially all assets of Yanglin.

Registered Trademark Transfer Agreement

Under the Registered Trademark Transfer Agreement, Yanglin agreed to transfer to WFOE all of its rights in connection with the two trademarks, including without limitation the title of the trademarks and right to license ( the “Transferred Trademark”) for a purchase price of $1,000,000, which is subject to a purchase price adjustment based on the minimum appraised value on intellectual property (“IP”) rights allowed under PRC laws and regulations for such transfer.

Trademark Licensing Agreement

Under the Trademark Licensing Agreement, WFOE agreed to grant an exclusive license to Yanglin, for a term of 10 years, to use the Transferred Trademark for an annual licensing fee equal to 1% of Yanglin’s revenue of that year.

Consigned Management Agreement

Pursuant to the Consigned Management Agreement between WFOE and Yanglin, Yanglin agreed to entrust the business operations of Yanglin and its management to WFOE until WFOE acquires all equity or substantially all the assets of Yanglin (as more fully described in the Exclusive Purchase Option Agreement description above). Under the Consigned Management Agreement, WFOE will provide financial, technical and human resources management services to Yanglin which will enable WFOE to control Yanglin's operations, assets and cash flow. In turn, it will be entitled to 5% of Yanglin’s revenue on a yearly basis.

Loan Agreement

Under the Loan Agreement, WFOE agreed to provide a loan to Yanglin in the principal amount of $17,000,000 to be used as working capital for its business operations. Repayment should be made in its entirety or in part, at WFOE’s option and upon 10 days written notice, either (i) in cash, or (ii) by a transfer of equity interests of Yanglin or all its assets (at the minimum price allowed under PRC law with any excess over such price continuing to be subjected to the repayment obligation under the Loan Agreement). The Loan Agreement also provides restrictive provisions substantially similar to those provided under the Exclusive Purchase Option Agreement as described above under “Exclusive Purchase Option Agreement” in this Section.

The source of funds for WFOE to make payment under the Intellectual Property Transfer Agreement and to fund the Loan Agreement is the proceeds of the Private Placement offering described in this prospectus.

The Supplier of “Yanglin” Soybean Seeds by Heilongjiang Yanglin Group Seed Co, Ltd. owned and managed by Mr. Shulin Liu, our chief executive officer.

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

However, we do not have direct relationship with and we do not make payment to Yangiln Group Seed Co. Ltd., other than it is owned by Mr. Liu.

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

Item 14. Principal Accounting Fees And Services

October 1, 2007, we retained Samuel H. Wong & Company, LLP as the new independent accountant, as approved by our board of directors. Samuel H. Wong & Company, LLP issued a report on the audited financial statements of Heilonjiang Yanglin Soybean Group Co. Ltd.. for the three years ended December 31, 2004, December 31, 2005, and December 31, 2006 which were included in our current report on Form 8-K filed on October 10, 2007. Samuel H. Wong & Company, LLP also reviewed the interim financial statements of Heilongjiang Yanglin Soybean Group Co., Ltd. for the three months ended March 31, 2007 and the six months ended June 30, 2007, and the proforma balance sheet of Victory Divide Mining Company as of June 30, 2007, which were also included in our current report on Form 8-K filed on October 10, 2007. Samuel H. Wong & Company, LLP also reviewed the interim financial statements of Victory Divide Company for the nine months ended September 30, 2007 which were included in our quarterly report on Form 10-Q filed on November 29, 2007.

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

(a) (1) Financial Statements

(2) Financial Statement Schedules

None

YANGLIN SOYBEAN INC. (FORMERLY KNOWN AS VICTORY DIVIDE MINING COMPANY)

CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007, 2006, 2005 AND 2004(Stated in US dollars)

YANGLIN SOYBEAN INC. F/K/A VICTORY DIVIDE MINING COMPANY

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

YANGLIN SOYBEAN INC. F/K/A VICTORY DIVIDE MINING COMPANY

CONSOLIDATED BALANCE SHEETS
AS AT DECEMBER 31, 2007, 2006, 2005 AND 2004
(Stated in US Dollars)

	Notes	2007	2006	2005	2004
ASSETS
Current assets
Cash and cash equivalents	2(j)	$9,210,121	$3,013,520	$2,946,423	$8,435,453
Pledged deposits	4	500,000	-	-	-
Accounts receivable	2(i)&5	13,854	190,989	534,866	536,452
Inventories	2(h)&7	17,883,652	7,268,594	5,244,189	3,256,755
Advances to suppliers		5,736,267	-	1,526	5,584
Prepaid VAT and other taxes		2,457,137	674,184	607,383	314,680
Other receivables	6	27,896	124,767	577,496	520,554

Total current assets		$35,828,927	$11,272,054	$9,911,883	$13,069,478
Property, plant and equipment, net	2(f)&8	22,563,196	20,557,531	15,646,165	6,177,618
Land use rights, net	2(e)&9	3,444,081	3,416,162	1,118,471	1,117,938
Prepaid deposits for equipment and
construction		8,896,327	-	414,314	89,164

TOTAL ASSETS		$70,732,531	$35,245,747	$27,090,833	$20,454,198
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Short term bank loans	10	$12,305,000	$6,523,825	$4,335,235	$2,425,479
Current portion of long term bank
loans	12	47,433	51,309	27,390	29,149
Accounts payable		12,921	723,506	535,715	1,754,410
Amounts due to construction		-	885,811	2,736,888	-
Other payables	11	44,380	24,763	93,940	150,972
Customers deposits		2,656,777	2,337,371	2,404,180	1,774,682
Accrued liabilities		521,114	503,734	501,288	215,412

Total current liabilities		$15,587,625	$11,050,319	$10,634,636	$6,350,104
Long term liabilities
Long term bank loans	12	457,107	461,777	273,897	320,625

TOTAL LIABILITIES		$16,044,732	$11,512,096	$10,908,533	$6,670,729

See notes to consolidated financial statements

YANGLIN SOYBEAN INC. F/K/A VICTORY DIVIDE MINING COMPANY

CONSOLIDATED BALANCE SHEETS (Continued)
AS AT DECEMBER 31, 2007, 2006, 2005 AND 2004
(Stated in US Dollars)

	Notes	2007	2006	2005	2004

STOCKHOLDERS’ EQUITY
Preferred Stock – $0.001 par value
50,000,000 share authorized ;
9,999,999, none, none, and none
issued and outstanding as of
December 31, 2007, 2006, 2005, and
2004 respectively.	13	$2,923,815	$-	$-	$-
Common stock - $0.001 par value
100,000,000 shares authorized;
20,000,003, 18,503,435, 18,503,435,
and 18,503,435 shares issued and
outstanding as of December 31,
2007, 2006, 2005, and 2004 respectively.	14	20,000	18,503	18,503	18,503
Additional paid-in capital	14	27,487,549	12,248,933	12,228,933	12,228,933
Statutory reserves	2(t)	3,490,834	1,716,827	643,236	270,697
Retained earnings		17,199,723	8,860,198	3,077,899	1,449,363

Accumulated other comprehensive income	2(u)	3,565,878	889,190	213,729	(184,027)

		$54,687,799	$23,733,651	$16,182,300	$13,783,469

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY		$70,732,531	$35,245,747	$27,090,833	$20,454,198

See notes to consolidated financial statements

YANGLIN SOYBEAN INC. F/K/A VICTORY DIVIDE MINING COMPANY

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31, 2007, 2006, 2005 AND 2004
(Stated in US Dollars)

		2007	2006	2005	2004
	Notes

Net sales	2(l)&21	$155,206,867	$88,078,494	$38,107,145	$26,046,389
Other sales	18	-	-	323,320	279,222
Cost of sales	2(m)&21	(142,568,658)	(79,862,179)	(35,132,664)	(24,557,296)

Gross profit		$12,638,209	$8,216,315	$3,297,801	$1,768,315

Selling expenses		(146,411)	(63,209)	(43,094)	(54,553)
General and administrative expenses		(1,812,450)	(1,078,184)	(1,103,262)	(902,258)

Income from operations		$10,679,348	$7,074,922	$2,151,445	$811,504

Interest expenses, net	16	(394,705)	(219,032)	(150,370)	(100,455)
Other income-government grant		39,385	-	-	211,168

Income before taxation		$10,324,028	$6,855,890	$2,001,075	$922,217

Income tax	2(s)&17	-	-	-	-

Net income		$10,324,028	$6,855,890	$2,001,075	$922,217

Foreign currency translation adjustment		2,676,688	675,461	397,756	398

Comprehensive income		13,000,716	7,531,351	2,398,831	922,615

Basic earnings per share	15	$0.516	$0.343	$0.100	$0.046

Diluted earnings per share	15	0.344	0.343	0.100	0.046

Basic weighted average share outstanding	15	19,998,473	19,998,473	19,998,473	19,998,473

Diluted weighted average share outstanding	15	29,998,472	19,998,473	19,998,473	19,998,473

See notes to consolidated financial statements

YANGLIN SOYBEAN INC. F/K/A VICTORY DIVIDE MINING COMPANY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2007, 2006, 2005 AND 2004
(Stated in US Dollars)

							Accumulated
	Common stock			Additional			other
	Number		Preferred	paid-in	Statutory	Retained	comprehensive
	of share	Amount	stock	capital	reserves	earnings	income	Total

Bal., 1/1/2004	18,503,435	$18,503	-	12,049,027	119,636	678,207	(184,425)	12,680,948
Net income	-	-	-	-	-	922,217	-	922,217
Addition of capital	-	-	-	179,906	-	-	-	179,906
Appropriations to surplus reserves	-	-	-	-	151,061	(151,061)	-	-
Foreign currency adjustment	-	-	-	-	-	-	398	398
Bal., 12/31/2004	18,503,435	$18,503	-	12,228,933	270,697	1,449,363	(184,027)	13,783,469

Bal., 1/1/2005	18,503,435	$18,503	-	12,228,933	270,697	1,449,363	(184,027)	13,783,469
Net income	-	-	-	-	-	2,001,075	-	2,001,075
Appropriations to surplus reserves	-	-	-	-	372,539	(372,539)	-	-
Foreign currency adjustment	-	-	-	-	-	-	397,756	397,756

Bal., 12/31/2005	18,503,435	$18,503	-	12,228,933	643,236	3,077,899	213,729	16,182,300

Bal., 1/1/2006	18,503,435	$18,503	-	12,228,933	643,236	3,077,899	213,729	16,182,300
Net income	-	-	-	-	-	6,855,890	-	6,855,890
Addition of capital	-	-	-	20,000	-	-	-	20,000
Appropriations to surplus reserves	-	-	-	-	1,073,591	(1,073,591)	-	-
Foreign currency adjustment	-	-	-	-	-	-	675,461	675,461

Bal., 12/31/2006	18,503,435	$18,503	-	12,248,933	1,716,827	8,860,198	889,190	23,733,651

Bal., 1/1/2007	18,503,435	$18,503	-	12,248,933	1,716,827	8,860,198	889,190	23,733,651
Net income	-	-	-	-	-	10,324,028	-	10,324,028
Reverse acquisition	1,494,173	1,495	-	-	-	(210,496)	-	(209,001)
Addition of capital	2,395	2	2,923,815	15,238,616	-	-	-	18,162,433
Appropriations to surplus reserves	-	-	-	-	1,774,007	(1,774,007)	-	-

Foreign currency adjustment	-	-	-	-	-	-	2,676,688	2,676,688

Bal., 12/31/2007	20,000,003	$20,000	2,923,815	27,487,549	3,490,834	17,199,723	3,565,878	54,687,799

See notes to consolidated financial statements

YANGLIN SOYBEAN INC. F/K/A VICTORY DIVIDE MINING COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2007, 2006, 2005 AND 2004
(Stated in US Dollars)

	2007	2006	2005	2004
Cash flows from operating activities
Net income	$10,324,028	$6,855,890	$2,001,075	$922,217
Depreciation	2,028,313	1,461,597	512,370	503,092
Amortization	78,397	52,827	32,542	27,061
Gain on disposal of fixed assets	(13,048)	-	-	-

Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Accounts receivable	182,708	353,941	15,498	(77,589)
Inventories	(9,712,307)	(1,814,596)	(1,871,350)	3,068,939
Advances to suppliers	(5,508,012)	1,544	4,139	(5,584)
Prepaid VAT and other taxes	(1,667,452)	(45,954)	(279,892)	470,583
Other receivables	714,295	463,017	(40,972)	35,130
Accounts payable	(730,106)	166,753	(1,244,928)	(1,747,811)
Other payables	(698,636)	(70,762)	(60,051)	(414,050)
Customers deposits	152,225	(142,442)	573,510	1,592,010
Accrued liabilities	(16,561)	(13,664)	275,752	(39,553)
Net cash provided by/(used in) operating activities	$(4,866,156)	$7,268,151	$(82,307)	$4,334,445

Cash flows from investing activities
Payment of plant and equipment	(386,260)	(7,251,862)	(6,578,076)	(199,502)
Sales proceeds of plant and equipment	55,138	-	-	-
Payment of construction in progress	(11,702,842)	-	(716,540)	(709,226)
Payment of land use right	120,560	(2,267,341)	(4,023)	(144,784)
Increase in restricted cash	(500,000)	-	-	-

Net cash used in investing activities	$(12,413,404)	$(9,519,203)	$(7,298,639)	$(1,053,512)

Cash flows from financing activities
Issue of share capital and warrants	17,849,093	20,000	-	179,906
Bank borrowings	11,815,365	6,898,366	6,473,013	2,385,598
Bank loan repayments	(6,737,488)	(4,696,050)	(4,713,320)	(2,400,296)

Net cash provided by financing activities	$22,926,970	$2,222,316	$1,759,693	$165,208

Net in cash and cash equivalents (used)/sourced	5,647,410	(28,736)	(5,621,253)	3,446,141

Effect of foreign currency translation on cash and cash equivalents	549,091	95,833	132,223	425

Cash and cash equivalents-beginning of year	3,013,520	2,946,423	8,435,453	4,988,887
Cash and cash equivalents-end of year	$9,210,121	$3,013,520	$2,946,423	$8,435,453
Supplementary cash flow information:
Interest received	$64,277	$26,715	$5,721	$2,686
Interest paid	457,647	244,723	155,925	103,057

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

The exchange transaction was accounted for as a reverse acquisition in accordance with Statements of Financial Accounting Standards (“SFAS”) No. 141. “Business Combinations”. The 1,494,173 shares of Yanglin Soybean Inc. outstanding prior to the stock exchange transaction were accounted for at the net book value at the time of the transaction, which was a deficit of $210,496. Accordingly, the consolidated statements of income include the results of operations of Heilongjiang Yanglin Soybean Group Co., Ltd from the acquisition date through December 31, 2007, 2006, 2005, and 2004.

Faith Winner (BVI) formed Faith Winner (Jixian) Agriculture Development Company (“Faith Winner (Jixian)” or “WFOE”), which entered into a series of agreements with Heilongjiang Yanglin Soybean Group Co., Ltd. (“Yanglin”) including but not limited to management, loan, purchase option, consignment, trademark licensing, non-competion, etc. As a result of entering the abovementioned agreements, WFOE deem to control Yanglin as a Variable Interest Entity as required by FASB Interpretation No. 46 (revised December 2003) Consolidated of Variable Interest Entities, and Interpretation of ARB No. 51. The reverse-merger also included an equity financing of $21,500,000 by the issuance of 10,000,000 Series A Convertible Preferred Stock at $2.15 per share to 10 accredited investors.

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

Amortization expenses included in the costs of sales for the years ended December 31, 2007, 2006, 2005, and 2004 were $78,397, $52,827, $32,542, and $27,061, respectively. Estimated amortization expense for the next five years is approximately $81,646 each year.

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

15.	EARNINGS PER SHARE

The calculation of the basic and diluted earnings per share attributable to the common stock holders is based on the following data:

	2007	2006	2005	2004
Earnings:
Earnings for the purpose of basic earnings per share	$10,324,028	$6,855,890	$2,001,075	$922,217
Effect of dilutive potential common stock	(3,439,737)	-	-	-

Earnings for the purpose of dilutive earnings per share	$6,884,291	$6,855,890	$2,001,075	$922,217
Number of shares:
Weighted average number of common stock for the purpose of basic earnings per share	19,998,473	19,998,473	19,998,473	19,998,473
Effect of dilutive potential common stock	9,999,999	-	-	-

Weighted average number of common stock for the purpose of dilutive earnings per share	29,998,472	19,998,473	19,998,473	19,998,473

YANGLIN SOYBEAN INC. F/K/A VICTORY DIVIDE MINING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

16.	INTEREST EXPENSES, NET

Interest expenses, net for the years ended December 31, 2007, 2006, 2005 and 2004 are as follows:

	2007	2006	2005	2004

Interests on bank borrowings	$457,647	$244,723	$155,925	$103,057
Bank charges	1,335	1,024	166	84
Bank deposit interest income	(64,277)	(26,715)	(5,721)	(2,686)

	$394,705	$219,032	$150,370	$100,455

17.	INCOME TAXES

(a)
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

A reconciliation between the income tax computed at the U.S. statutory rate and the Group’s provision for income tax is as follows:

	2007	2006	2005	2004

U.S. statutory rate	34%	34%	34%	34%
Foreign income not recognized in the U.S.	(34)%	(34)%	(34)%	(34)%
PRC Enterprise Income Tax	33%	33%	33%	33%
Tax exemption	(33)%	(33)%	(33)%	(33)%

Provision for income tax	-	-	-	-

(b)	For 2004 to 2007, the PRC corporate income tax rate was 33%. Heilongjiang Yanglin Soybean Group Co., Ltd are entitled to tax exemptions (tax holidays) for 2004 to 2007.

Income before income tax expenses of $10,324,028, $6,855,890, $2,001,075, and $922,217 for 2007, 2006, 2005, and 2004 respectively, was attributed to subsidiaries with operations in China. Income tax (benefit) expense related to China income for 2007, 2006, 2005, and 2004 are nil, nil, nil, and nil, respectively.

YANGLIN SOYBEAN INC. F/K/A VICTORY DIVIDE MINING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

17.	INCOME TAXES (Continued)

The combined effects of the income tax expense exemptions and reductions available to the Company for the years ended December 31, 2007, 2006, 2005, and 2004 are as follows:

	2007	2006	2005	2004

Tax holiday effect	$3,406,929	2,262,444	660,355	304,332
Basic net income per share effect	0.17	0.12	0.04	0.02

18.	OTHER SALES

Other sales are short distance transportation charges for customers.

19.	FAIR VALUE OF FINANCIAL INSTRUMENTS

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

YANGLIN SOYBEAN INC. F/K/A VICTORY DIVIDE MINING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

20.  SALES BY PRODUCTS

The Company operates in one business segment, manufacturing, distribution, and selling of non-genetically modified soybean oil, soybean salad oil, and soybean meal throughout the Province of Heilongjiang, China.

Originally, the Group has four product types. Since 2006, Soybean trading was ceased. For the years ended December 31, 2007, 2006, 2005 and 2004, the Group’s net sales and cost of sales from these four product types, soybean meal, soybean oil, soybean and salad oil products are shown as follows:

2007	Soybean	Soybean
	meal	oil	Soybean	Salad oil	Consolidated

Net sales	92,563,442	47,071,641	-	15,571,784	155,206,867
Cost of sales	(86,654,275)	(42,075,631)	-	(13,838,752)	(142,568,658)

Segment result	5,909,167	4,996,010	-	1,733,032	12,638,209

2006	Soybean	Soybean
	meal	oil	Soybean	Salad oil	Consolidated

Net sales	58,770,932	22,149,399	-	7,158,163	88,078,494
Cost of sales	(53,256,342)	(20,080,631)	-	(6,525,206)	(79,862,179)

Segment result	5,514,590	2,068,768	-	632,957	8,216,315

2005	Soybean	Soybean
	meal	oil	Soybean	Salad oil	Consolidated

Net sales	25,762,803	11,420,786	194,008	1,052,868	38,430,465
Cost of sales	(23,541,691)	(10,409,603)	(197,274)	(984,096)	(35,132,664)

Segment result	2,221,112	1,011,183	(3,266)	68,772	3,297,801

2004	Soybean	Soybean
	meal	oil	Soybean	Salad oil	Consolidated

Net sales	17,069,225	7,153,854	834,659	1,267,873	26,325,611
Cost of sales	(15,849,872)	(6,980,263)	(728,516)	(998,645)	(24,557,296)

Segment result	1,219,353	173,591	106,143	269,228	1,768,315

(3) Exhibits

The exhibits listed on the Exhibit Index (following the signatures section of this report) are included, or incorporated by reference, in this annual report.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

YANGLIN SOYBEAN, INC
(Registrant)

Dated: July 10, 2008	/s/ Shulin Liu
Shulin Liu

Chief Executive Officer,
Chairman of the Board

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Shulin Liu	Chief Executive Officer,	July 10, 2008
Shulin Liu	Chairman of the Board

/s/ Shaocheng Xu	Chief Financial Officer	July 10, 2008
Shaocheng Xu

/s/ Yang Miao	Director	July 10, 2008
Yang Miao

/s/ Zongtai Guo	Director	July 10, 2008
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

10.4	The Consignment Agreements, dated as of September 1, 2007, incorporated by reference to the exhibit of 10.7 to our report on Form 8-k filed with the SEC on October 10, 2007.

10.5	Exclusive Purchase Option Agreement, dated as of September 24, 2007, incorporated by reference to the exhibit of 10.8 to our report on Form 8-k filed with the SEC on October 10, 2007.

10.6	Registered Trademark Transfer Agreement, dated as of September 24, 2007, incorporated by reference to the exhibit of 10.9 to our report on Form 8-k filed with the SEC on October 10, 2007.

10.7	Trademark Licensing Agreement, dated as of September 24, 2007, incorporated by reference to the exhibit of 10.10 to our report on Form 8-k filed with the SEC on October 10, 2007.

10.8	Consigned Management Agreement, dated as of September 24, 2007, incorporated by reference to the exhibit of 10.11 to our report on Form 8-k filed with the SEC on October 10, 2007.

10.9	Loan Agreement, dated as of September 24, 2007, incorporated by reference to the exhibit of 10.12 to our report on Form 8-k filed with the SEC on October 10, 2007.

10.10	Form of soybean purchase contract

10.11	Form of sales contract for soybean product

10.12	Employment Contract-Shulin Liu as of Sept. 24, 2007

10.13	Employment Contract-Shaocheng Xu as of Sept. 24, 2007

10.14	Employment Contract-Zongtai Guo as of Sept. 24, 2007

16.1	Letter from the Company to Hatfield, incorporated by reference to the exhibit of the same number to our report on Form 8-k filed with the SEC on October 10, 2007.

16.2	Letter from Hatfield to the SEC, incorporated by reference to the exhibit of the same number to our report on Form 8-k filed with the SEC on October 10, 2007.

16.3	Letter of Samuel H. Wong & Company, LLP, dated February 26, 2008, incorporated by reference to the exhibit of 16.1 to our report on Form 8-k/A filed with the SEC on February 28, 2008.

16.4	Letter of Samuel H. Wong & Company, LLP, dated March 17, 2008, incorporated by reference to the exhibit of 16.1 to our report on Form 8-k/A filed with the SEC on March 28, 2008.

21.1	List of Subsidiaries incorporated by reference to the exhibit of same number to our report on Form 8-k filed with the SEC on October 10, 2007

31.1*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.