Form 10-Q/A
period 2008-03-31
Yanglin Soybean, Inc.
filed 2008-07-10
CIK 1368745

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Amendment No.1 to
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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller Reporting Company ☐
(Do not check if a Smaller Reporting Company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares of Common Stock outstanding on May 13, 2008 was 20,000,003 shares.

EXPLANATORY NOTE

This Amendment No.1 to our quarterly report on Form 10-Q for the quarter ended on March 31, 2008, initially filed with the Securities and Exchange Commission (“SEC”) on May 15, 2008 is being filed in response to SEC’s comment letter dated June 9, 2008.

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
Preferred Stock - $0.001 par value
50,000,000 share authorized ;
9,999,999 and 9,999,999
issued and outstanding as of
March 31, 2008 and December 31,
2007 respectively.	13	$2,923,815	$2,923,815

Common stock - $0.001 par value
100,000,000 shares authorized;
20,000,003 shares issued and
outstanding as of March 31, 2008
and December 31, 2007	14	20,000	20,000
Additional paid-in capital	14	27,487,549	27,487,549
Statutory reserves	2(s)	3,490,834	3,490,834
Retained earnings		23,058,725	17,199,723
Accumulated other comprehensive
income	2(t)	5,967,890	3,565,878

		$62,948,813	$54,687,799
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY		$80,110,931	$70,732,531

See accompanying notes to consolidated financial statements

YANGLIN SOYBEAN INC. F/K/A VICTORY DIVIDE MINING COMPANY

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
FOR THE THREE-MONTHS ENDED MARCH 31, 2008 AND 2007
(Stated in US Dollars) (Unaudited)

	Three months ended March 31,
		2008	2007
	Notes

Net sales	2(m)&18	$65,275,858	$35,293,846
Cost of sales	2(n)&18	(58,438,980)	(31,977,991)

Gross profit		$6,836,878	$3,315,855

Selling expenses		(54,425)	(17,613)
General and administrative expenses		(692,812)	(424,520)

Income from operations		6,089,641	2,873,722
Interest income		18,284	12,436
Interest expenses		(248,923)	(111,064)

Income before taxation		$5,859,002	$2,775,094
Income taxes	2(r)&16	-	-

Net income		$5,859,002	$2,775,094

Foreign currency translation adjustment		2,402,012	245,827

Comprehensive income		$8,261,014	$3,020,921

Basic earnings per share	15	$0.413	$0.151

Diluted earnings per share	15	$0.275	$0.151

Basic weighted average share outstanding	15	20,000,003	19,998,473

Diluted weighted average share outstanding	15	30,000,002	19,998,473

See accompanying notes to consolidated financial statements

YANGLIN SOYBEAN INC. F/K/A VICTORY DIVIDE MINING COMPANY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEAR ENDED DECEMBER 31, 2007 AND THREE-MONTHS ENDED
MARCH 31, 2008
(Stated in US Dollars) (Unaudited)

							Accumulated
	Common stock			Additional			other
	Number		Preferred	paid-in	Statutory	Retained	comprehensive
	of share	Amount	stock	capital	reserves	earnings	income	Total

Bal., 1/1/2007	20,000,003	$20,000	-	12,247,436	1,716,827	8,860,198	889,190	23,733,651
Net income	-	-	-	-	-	10,324,028	-	10,324,028
Reverse acquisition	-	-	-	-	-	(210,496)	-	(210,496)
Addition of capital	-	-	2,923,815	15,240,113	-	-	-	18,163,928
Appropriations to surplus reserves	-	-	-	-	1,774,007	(1,774,007)	-	-
Foreign currency adjustment	-	-	-	-	-	-	2,676,688	2,676,688
Bal., 12/31/2007	20,000,003	$20,000	2,923,815	27,487,549	3,490,834	17,199,723	3,565,878	54,687,799
Bal., 1/1/2008	20,000,003	$20,000	2,923,815	27,487,549	3,490,834	17,199,723	3,565,878	54,687,799
Net income	-	-	-	-	-	5,859,002	-	5,859,002
Foreign currency adjustment	-	-	-	-	-	-	2,402,012	2,402,012
Bal., 3/31/2008	20,000,003	$20,000	2,923,815	27,487,549	3,490,834	23,058,725	5,967,890	62,948,813

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

The exchange transaction was accounted for as a reverse acquisition in accordance with Statements of Financial Accounting Standards (“SFAS”) No. 141. “Business Combinations”. The 1,494,173 shares of Yanglin Soybean Inc. outstanding prior to the stock exchange transaction were accounted for at the net book value at the time of the transaction, which was a deficit of $210,496. Accordingly, the consolidated statements of income include the results of operations of Heilongjiang Yanglin Soybean Group Co., Ltd from the acquisition date through March 31, 2008, and 2007.

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

* Deemed variable interest entity member

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

Property, plant and equipment, net comprise the followings:

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

A reconciliation between the income tax computed at the U.S. statutory rate and the Group’s provision for income tax is as follows:

	Three months ended March 31,
	2008	2007

U.S. statutory rate	34%	34%
Foreign income not recognized in the U.S.	(34)%	(34)%
PRC Enterprise Income Tax	33%	33%
Tax exemption	(33)%	(33)%
Provision for income tax	-	-

(b)	For 2007 to 2008, the PRC corporate income tax rate was 33%. Heilongjiang Yanglin Soybean Group Co., Ltd are entitled to tax exemptions (tax holidays) for 2007 to 2008.

Income before income tax expenses of $5,859,002, and $2,775,094 for the three months ended March 31, 2008, and 2007, respectively, was attributed to subsidiaries with operations in China. Income tax expense related to China income for the three months ended March 31, 2008, and 2007 are nil, and nil, respectively.

The combined effects of the income tax expense exemptions and reductions available to the Company for the three months ended March 31, 2008, and 2007 are as follows:

	Three months ended March 31,
	2008	2007

Tax holiday effect	$1,935,639	917,197
Basic net income per share effect	0.10	0.05

17.	FAIR VALUE OF FINANCIAL INSTRUMENTS

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

YANGLIN SOYBEAN INC. F/K/A VICTORY DIVIDE MINING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE TRHEE-MONTHS ENDED MARCH 31, 2008 AND 2007
(Stated in US Dollars) (Unaudited)

18.	SALES BY PRODUCTS

The Group operates in one business segment, manufacturing, distribution, and selling of non-genetically modified soybean oil, soybean salad oil, and soybean meal throughout the Province of Heilongjiang, China. The Group currently is engaged in the manufacturing and selling of soybean products. The Group has contracted with customers with three types of product altogether.

For the three months ended March 31, 2008 and 2007, the Group’s net sales and cost of sales from these three product types, soybean meal, soybean oil and salad oil products are shown as follows:

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

A reconciliation between the income tax computed at the U.S. statutory rate and the Group’s provision for income tax is as follows:

	Three months ended March 31,
	2008	2007

U.S. statutory rate	34%	34%
Foreign income not recognized in the U.S.	(34)%	(34)%
PRC Enterprise Income Tax	33%	33%
Tax exemption	(33)%	(33)%

Provision for income tax	-	-

Results of Operations

The following table shows the operating results for the three months ended March 31, 2008, and March 31, 2007.

Consolidated Statement of Operations	The three months ended Mar. 31, 2008 ($)	The three months ended Mar. 31, 2007 ($)
	(unaudited)	(unaudited)
Sales Revenue (net of discounts, returns and allowances)	65,275,858	35,293,846
Other sales	-	-
Cost of sales	(58,438,980)	(31,977,991)
Gross Profit	6,835,346	3,315,855
Selling expenses	(54,425)	(17,613)
General and administrative expenses	(692,812)	(424,520)
Interest income	18,284	12,436
Interest expense	(248,923)	(111,064)
Income before taxation	5,859,002	2,775,094
Income tax	-	-
Net Income	5,859,002	2,775,094
Foreign currency translation adjustment	2,402,012	245,827
Comprehensive income	8,261,014	3,020,921

The Three Months Ended March 31, 2008 Compared with the Three Months Ended March 31, 2007

Net Sales

	For The Three Months Ended March 31		Period to Period Change
Item	2008 Amount ($)	2007 Amount ($)	Amount ($)%
Soybean meal	37,875,995	22,956,207	14,919,788	65.0%
Soybean oil	19,962,842	9,391,465	10,571,377	112.6%
Salad oil	7,437,021	2,946,175	4,490,846	152.4%
Total Net Sales	65,275,858	35,293,846	29,982,011	84.9%

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

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

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

ITEM 4—CONTROLS AND PROCEDURES

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

Management conducted its evaluation of disclosure controls and procedures under the supervision of our chief executive officer and our chief financial officer. Based upon, and as of the date of this evaluation, our chief executive officer and chief financial officer concluded that, as of March 31, 2008, our disclosure controls and procedures were not effective due to the material weaknesses and significant deficiencies in our internal control over financial reporting described below.

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

Management assessed the effectiveness of our internal control over financial reporting as of March 31, 2008. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework. Based on our assessment, we determined that, as of March 31, 2008, our internal control over financial reporting was not effective as a result of the following identified material weakness and significant deficiencies.

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

Remediation Initiative

We will establish the committees and appoint qualified directors as their members. Audit committee will be formed by at least 3 directors with appropriate level of financial knowledge, within which there will be at least 1 financial expert. It is difficult to find qualified persons for these roles, so we need some time to find them, and we expect that the three committees will be established by the end of October 2008.

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

Changes in Internal Controls over Financial Reporting

During the quarter ended March 31, 2008, there was no change in our internal controls over financial reporting that has materially affected, or that is reasonably likely to materially affect, our internal control over financial reporting.

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

Yanglin Soybean, Inc.

Date: July 10 , 2008	By:	/s/ SHULIN LIU
Shulin Liu Chief Executive Officer (Principal Executive Officer)

Yanglin Soybean, Inc.

Date: July 10 , 2008	By:	/s/ SHAOCHENG XU
Shaocheng Xu Chief Financial Officer (Principal Financial and Accounting Officer)