Form 10-Q
period 2008-06-30
Yanglin Soybean, Inc.
filed 2008-08-14
CIK 1368745

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

The number of shares of Common Stock outstanding on August 13, 2008 was 20,000,003 shares.

Yanglin Soybean, Inc.

YANGLIN SOYBEAN INC.

FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007
(Stated in US dollars) (Unaudited)

YANGLIN SOYBEAN INC.

ALBERT WONG & CO.
CERTIFIED PUBLIC ACCOUNTANTS
7th Floor, Nan Dao Commercial Building
359-361 Queen’s Road Central
Hong Kong
Tel : 2851 7954
Fax: 2545 4086

ALBERT WONG
B.Soc., Sc., LL.B., P.C.LL., Barrister-at-law, C.P.A.(Practising).

To:	The board of directors and stockholders of
Yanglin Soybean Inc.

Report of Independent Registered Public Accounting Firm

We have reviewed the accompanying interim consolidated balance sheets, related consolidated statements of income, stockholders’ equity and cash flows statement of Yanglin Soybean Inc. and consolidated subsidiaries as of June 30, 2008, and for the three-month and six-month periods then ended. These interim financial information statements are the responsibility of the company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

Hong Kong	Albert Wong & Co.
August 10, 2008.	Certified Public Accountants

YANGLIN SOYBEAN INC.

CONSOLIDATED BALANCE SHEETS
AS AT JUNE 30, 2008 AND DECEMBER 31, 2007
(Stated in US Dollars)

	Notes	June 30, 2008	December 31, 2007
		(Unaudited)	(Audited)
ASSETS
Current assets
Cash and cash equivalents	2(k)	$10,525,613	$9,210,121
Pledged deposits	4	500,000	500,000
Accounts receivable	2(j)&5	-	13,854
Inventories	2(i)&7	21,043,340	17,883,652
Advances to suppliers		10,269,097	5,736,267
Prepaid VAT and other taxes		3,400,284	2,457,137
Other receivables	6	36,587	27,896

Total current assets		$45,774,921	$35,828,927
Property, plant and equipment, net	2(g)&8	23,140,896	22,563,196
Intangible assets, net	2(e),(f)&9	4,716,324	3,444,081
Prepaid deposits for equipment
and construction		11,783,012	8,896,327

TOTAL ASSETS		$85,415,153	$70,732,531
LIABILITIES AND
STOCKHOLDERS’ EQUITY
Current liabilities
Short term bank loans	10	$13,097,005	$12,305,000
Current portion of long term bank
loans	12	50,486	47,433
Accounts payable		23,381	12,921
Other payables	11	75,408	44,380
Customers deposits		3,313,283	2,656,777
Accrued liabilities		468,014	521,114

Total current liabilities		$17,027,577	$15,587,625
Long term liabilities
Long term bank loans	12	412,365	457,107

TOTAL LIABILITIES		$17,439,942	$16,044,732

See accompanying notes to consolidated financial statements

YANGLIN SOYBEAN INC.

CONSOLIDATED BALANCE SHEETS (Continued)
AS AT JUNE 30, 2008 AND DECEMBER 31, 2007
(Stated in US Dollars)

	Notes	June 30, 2008	December 31, 2007
		(Unaudited)	(Audited)
STOCKHOLDERS’ EQUITY
Preferred Stock – $0.001 par value 50,000,000 share authorized ; 9,999,999 and 9,999,999 issued and outstanding as of June 30, 2008 and December 31, 2007 respectively.	13	$2,923,815	$2,923,815

Common stock - $0.001 par value 100,000,000 shares authorized; 20,000,003 shares issued and outstanding as of June 30, 2008 and December 31, 2007	14	20,000	20,000
Additional paid-in capital	14	27,277,053	27,277,053
Statutory reserves	2(s)	3,490,834	3,490,834
Retained earnings		26,824,823	17,410,219
Accumulated other comprehensive
income	2(t)	7,438,686	3,565,878
		$67,975,211	$54,687,799

TOTAL LIABILITIES AND
STOCKHOLDERS’ EQUITY		$85,415,153	$70,732,531

See accompanying notes to consolidated financial statements

YANGLIN SOYBEAN INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
FOR THE SIX-MONTHS ENDED JUNE 30, 2008 AND 2007(Unaudited)
(Stated in US Dollars)

		Six months ended June 30,		Three months ended June 30,
		2008	2007	2008	2007
	Notes

Net sales	2(m)&18	$141,549,672	$69,193,036	$76,273,814	$33,899,190
Cost of sales	2(n)&18	(130,296,704)	(63,580,961)	(71,857,724)	(31,602,970)

Gross profit		$11,252,968	$5,612,075	$4,416,090	$2,296,220

Selling expenses		(118,970)	(69,067)	(64,545)	(51,454)
General and administrative
expenses		(1,244,941)	(710,518)	(552,129)	(285,998)

Income from operation		$9,889,057	$4,832,490	$3,799,416	$1,958,768
Interest income		53,798	25,558	35,514	13,122
Interest expenses		(513,903)	(219,969)	(264,980)	(108,905)
Other expenses		(14,348)	-	(14,348)	-

Income from operations before
income taxes		$9,414,604	$4,638,079	$3,555,602	$1,862,985
Income taxes	2(r)&16	-	-	-	-

Net income		$9,414,604	$4,638,079	$3,555,602	$1,862,985

Foreign currency translation
adjustment		3,872,808	955,446	1,470,797	709,619

Comprehensive income		$13,287,412	$5,593,525	$5,026,399	$2,572,604

Basic earnings per share	15	$0.471	$0.232	$0.178	$0.093

Diluted earnings per share	15	$0.258	$0.232	$0.096	$0.093

Basic weighted average
share outstanding	15	20,000,003	19,998,473	20,000,003	19,998,473

Diluted weighted average
share outstanding	15	36,546,084	19,998,473	37,221,146	19,998,473

See accompanying notes to consolidated financial statements

YANGLIN SOYBEAN INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEAR ENDED DECEMBER 31, 2007 AND SIX-MONTHS ENDED
JUNE 30, 2008 (Unaudited)
(Stated in US Dollars)

							Accumulated
	Common stock			Additional			other
	Number		Preferred	paid-in	Statutory	Retained	comprehensive
	of share	Amount	stock	capital	reserves	earnings	income	Total

Bal., 1/1/2007	18,500,000	$18,500	-	12,228,936	1,716,827	8,860,198	889,190	23,733,651
Net income	-	-	-	-	-	10,324,028	-	10,324,028
Reverse acquisition	1,497,608	1,498	-	(210,496)	-	-	-	(208,998)
Addition of capital	2,395	2	2,923,815	15,238,613	-	-	-	18,162,430
Appropriations to
surplus reserves	-	-	-	-	1,774,007	(1,774,007)	-	-
Foreign currency
adjustment	-	-	-	-	-	-	2,676,688	2,676,688

Bal., 12/31/2007	20,000,003	$20,000	2,923,815	27,277,053	3,490,834	17,410,219	3,565,878	54,687,799

Bal., 1/1/2008	20,000,003	$20,000	2,923,815	27,277,053	3,490,834	17,410,219	3,565,878	54,687,799
Net income	-	-	-	-	-	9,414,604	-	9,414,604
Foreign currency
adjustment	-	-	-	-	-	-	3,872,808	3,872,808

Bal., 3/31/2008	20,000,003	$20,000	2,923,815	27,277,053	3,490,834	26,824,823	7,438,686	67,975,211

See accompanying notes to consolidated financial statements

YANGLIN SOYBEAN INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007 (Unaudited)
(Stated in US Dollars)

	Six months ended June 30
	2008	2007
Cash flows from operating activities
Net income	$9,414,604	$4,638,079
Depreciation	957,501	1,013,297
Amortization	42,217	38,626
Gain on disposal of fixed assets	(7,070)	(11,694)

Adjustments to reconcile net income to net cash provided by operating activities:
Accounts receivable	14,327	148,611
Inventories	(1,951,580)	(848,279)
Advances to suppliers	(4,045,390)	(175,404)
Amounts due to construction	(2,248,369)	(895,839)
Prepaid VAT and other taxes	(762,704)	(192,263)
Other receivables	1,084,432	(1,536,924)
Accounts payable	9,377	(725,276)
Other payables	(1,211,387)	8,372
Customers deposits	471,718	2,308,804
Accrued liabilities	(83,426)	(115,914)
Net cash provided by operating activities	$1,684,250	$3,654,196

Cash flows from investing activities
Payment of plant and equipment	(107,766)	(713,760)
Sales proceeds of plant and equipment	7,070	53,289
Payment of intangible assets	(1,062,953)	-

Net cash used in investing activities	$(1,163,649)	$(660,471)

Cash flows from financing activities
Bank loan repayments	(23,005)	(3,901,312)

Net cash used in financing activities	$(23,005)	$(3,901,312)

Net in cash and cash equivalents sourced/(used in)	497,596	(907,587)

Effect of foreign currency translation on cash and
cash equivalents	817,996	36,233

Cash and cash equivalents–beginning of year	9,210,021	3,013,520

Cash and cash equivalents–end of year	$10,525,613	$2,142,166

Supplementary cash flow information:
Interest received	$53,798	$25,558
Interest paid	513,903	219,969

See accompanying notes to consolidated financial statements

YANGLIN SOYBEAN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX-MONTHS ENDED JUNE 30, 2008 AND 2007
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

The exchange transaction was accounted for as a reverse acquisition in accordance with Statements of Financial Accounting Standards (“SFAS”) No. 141. “Business Combinations”. The 1,494,173 shares of Yanglin Soybean Inc. outstanding prior to the stock exchange transaction were accounted for at the net book value at the time of the transaction, which was a deficit of $210,496. Accordingly, the consolidated statements of income include the results of operations of Heilongjiang Yanglin Soybean Group Co., Ltd from the acquisition date through June 30, 2008, and 2007.

Faith Winner (BVI) formed Faith Winner (Jixian) Agriculture Development Company (“Faith Winner (Jixian)” or “WFOE”), which entered into a series of agreements with Heilongjiang Yanglin Soybean Group Co., Ltd. (“Yanglin”) including but not limited to management, loan, purchase option, consignment, trademark licensing, non-competition, etc. The Consignment Agreements was entered on September 1, 2007, and the other agreements were all signed on September 24, 2007. As a result of entering the abovementioned agreements, WFOE deem to control Yanglin as a Variable Interest Entity as required by FASB Interpretation No. 46 (revised December 2003) Consolidated of Variable Interest Entities, an Interpretation of ARB No. 51. The reverse-merger also included an equity financing of $21,500,000 by the issuance of 10,000,000 Series A Convertible Preferred Stock at $2.15 per share to 10 accredited investors.

The Company, through its subsidiaries and Yanglin, (hereinafter, collectively referred to as “the Group”), is now in the business of manufacturing, distribution, and selling of non-genetically modified soybean oil, soybean salad oil, and soybean meal throughout the Province of Heilongjiang, China.

YANGLIN SOYBEAN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX-MONTHS ENDED JUNE 30, 2008 AND 2007
(Stated in US Dollars) (Unaudited)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)	Method of Accounting

The Company’s condensed interim consolidated financial statements have been prepared in accordance with US GAAP.

The interim results of operations are not necessarily indicative of the results to be expected for the fiscal year ending June, 2008. The Company’s consolidated balance sheet as of December 31, 2007 has been taken from the Company’s audited consolidated balance sheet as of the date. All other financial statements contained herein are unaudited and, in the opinion of management, contain all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of financial position, results of operations and cash flows for the period presented. The Company’s accounting policies and certain other disclosure are set forth in the notes to the consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. These financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto.

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. This basis of accounting differs in certain material respects from that used for the preparation of the books of account of the Company’s principal subsidiaries, which are prepared in accordance with the accounting principles and the relevant financial regulations applicable to enterprises with limited liabilities established in the PRC, the accounting standards used in the places of their domicile. The accompanying condensed interim consolidated financial statements reflect necessary adjustments not recorded in the books of account of the Company's subsidiaries to present them in conformity with US GAAP.

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
*Deemed variable interest entity member

YANGLIN SOYBEAN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX-MONTHS ENDED JUNE 30, 2008 AND 2007
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

Land use rights are stated at cost less accumulated amortisation. Amortisation is provided over the respective useful lives, using the straight-line method. Estimated useful lives range from 22 to 50 years.

(f)	Railway use rights

Railway use rights are stated at cost less accumulated amortisation. Amortisation is provided over the respective useful lives, using the straight-line method. Estimated useful life is 10 years.

YANGLIN SOYBEAN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX-MONTHS ENDED JUNE 30, 2008 AND 2007
(Stated in US Dollars) (Unaudited)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(g)	Property, plant and equipment

Plant and equipment are carried at cost less accumulated depreciation. Depreciation is provided over their estimated useful lives, using the straight-line method. Estimated useful lives of the plant and equipment are as follows:

Buildings	10 - 35 years
Machinery and equipment	6 - 30 years
Office equipment	4 - 20 years
Motor vehicles	10 years

The cost and related accumulated depreciation of assets sold or otherwise retired are eliminated from the accounts and any gain or loss is included in the statement of income. The cost of maintenance and repairs is charged to income as incurred, whereas significant renewals and betterments are capitalized.

(h)	Accounting for the impairment of long-lived assets

The Group periodically evaluates the carrying value of long-lived assets to be held and used, including intangible assets subject to amortization, when events and circumstances warrant such a review, pursuant to the guidelines established in SFAS No. 144. The carrying value of a long-lived asset is considered impaired when the anticipated undiscounted cash flow from such asset is separately identifiable and is less than its carrying value. In that event, a loss is recognised based on the amount by which the carrying value exceeds the fair market value of the long-lived asset. Fair market value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved. Losses on long-lived assets to be disposed of are determined in a similar manner, except that fair market values are reduced for the cost to dispose.

During the reporting periods, there was no impairment loss.

(i)	Inventories

Inventories consist of finished goods, and raw materials, and are stated at the lower of cost or market value. Substantially all inventory costs are determined using the weighted average basis. Finished goods are comprised of direct materials, direct labor and an appropriate proportion of overhead.

(j)	Trade receivables

Trade receivables are recognized and carried at the original invoice amount less allowance for any uncollectible amounts. An allowance for doubtful accounts is maintained for all customers in consideration of a variety of factors, including the length of past due, significant one-time events and the company’s historical experience. Bad debts are written off as incurred.

YANGLIN SOYBEAN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX-MONTHS ENDED JUNE 30, 2008 AND 2007
(Stated in US Dollars) (Unaudited)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(k)	Cash and cash equivalents

The Company considers all highly liquidate investments purchased with original maturities of three months or less to be cash equivalents. The Company maintains bank accounts only in the PRC. The Company does not maintain any bank accounts in the United States of America.

	June 30, 2008	December 31, 2007
Cash on hand	$140,305	$18,362
Industrial And Commercial Bank of China	516	-
Agricultural Development Bank of China	1,505,317	1,362,651
Agricultural Bank of China	8,879,475	7,829,108

	$10,525,613	$9,210,121

(l)	Foreign currency translation

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

The exchange rates used to translate amounts in RMB into USD for the purposes of preparing the consolidated financial statements were as follows:

	June 30, 2008	December 31, 2007	June 30, 2007
Twelve months ended
RMB : USD exchange rate	-	7.3141	-
Six months ended
RMB : USD exchange rate	6.8718	-	7.6248
Average six months ended
RMB : USD exchange rate	7.0726	-	7.7300

The RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions. No representation is made that the RMB amounts could have been, or could be, converted into USD at the rates used in translation.

YANGLIN SOYBEAN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX-MONTHS ENDED JUNE 30, 2008 AND 2007
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

The Group expensed all advertising costs as incurred. Advertising expenses included in selling expenses were $4,348 and nil for the six months ended June 30, 2008 and 2007 respectively.

(p)	Shipping and handling

The distribution of shipping and handling expenses between selling expenses and general and administrative expenses is shown as follows:

	Six months ended June 30, 2008	Six months ended June 30, 2007

Selling expenses	$50,446	$34,700
General and administrative expenses	2,611	-

	$53,057	$34,700

(q)	Retirement benefits

Retirement benefits in the form of contributions under defined contribution retirement plans to the relevant authorities are charged to the statements of income as incurred. The retirement benefit funding included in general and administrative expenses were $81,757 and $32,928 for the six months ended June 30, 2008 and 2007 respectively.

YANGLIN SOYBEAN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX-MONTHS ENDED JUNE 30, 2008 AND 2007
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

On December 31, 2001, Heilongjiang Yanglin established a statutory surplus reserve as well as a statutory common welfare fund and commenced to appropriate 10% and 5%, respectively of the PRC net income after taxation to these reserves. The amounts included in the statutory reserves consisted of surplus reserve of $2,327,222 and common welfare fund of $1,163,612 as of December 31, 2007 and June 30, 2008.

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

YANGLIN SOYBEAN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX-MONTHS ENDED JUNE 30, 2008 AND 2007
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

YANGLIN SOYBEAN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX-MONTHS ENDED JUNE 30, 2008 AND 2007
(Stated in US Dollars) (Unaudited)

3.	CONCENTRATIONS OF CREDIT RISK AND MAJOR CUSTOMERS

Financial instruments which potentially expose the Group to concentrations of credit risk, consists of cash and accounts receivable as of June 30, 2008 and December 31, 2007. The Group performs ongoing evaluations of its cash position and credit evaluations to ensure sound collections and minimize credit losses exposure.

As of June 30, 2008 and December 31, 2007, the Group’s bank deposits were all conducted with banks in the PRC where there is currently no rule or regulation mandated on obligatory insurance of bank accounts.

For the six months ended June 30, 2008, and 2007, all of the Group’s sales were generated from the PRC. In addition, all accounts receivable as of June 30, 2008 and December 31, 2007, also arose in the PRC.

The maximum amount of loss exposure due to credit risk that the Group would bear if the counter parties of the financial instruments failed to perform represents the carrying amount of each financial asset in the balance sheet.

Normally the Group does not require collateral from customers or debtors.

For the six months ended June 30, 2008 and 2007, there was no customer who account for 10% or more of the Group’s revenue.

For the six months ended June 30, 2008 and year ended December 31, 2007, the customer account for 10% or more of the Group’s accounts receivable are as follows:

	June 30, 2008	December 31, 2007

Customer A	$-	$7,927
Customer B	-	7,140

YANGLIN SOYBEAN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX-MONTHS ENDED JUNE 30, 2008 AND 2007
(Stated in US Dollars) (Unaudited)

4.	PLEDGED DEPOSITS

Pledged deposits are restricted cash kept in a trust account maintained in U.S. for the purpose of investor relation or public relation affairs.

5.	ACCOUNTS RECEIVABLE, NET

	June 30, 2008	December 31, 2007

Accounts receivable, gross	$-	$15,067
Provision for doubtful debts	-	(1,213)
	$-	$13,854

All of the above accounts receivable are due within 12 months of aging.

An analysis of the allowance for doubtful accounts for the six months ended June 30, 2008 and year ended December 31, 2007 is as follows:

	June 30, 2008	December 31, 2007

Balance at beginning of the period/year	$1,213	$1,689
Reduction of bad debt expense	(1,237)	(569)
Foreign exchange adjustment	24	93
Balance at end of the period/year	$-	$1,213

Allowance was made when collection of the full amount is no longer probable. Management reviews and adjusts this allowance periodically based on historical experience, current economic climate as well as its evaluation of the collectibility of outstanding accounts. The Group evaluates the credit risks of its customers utilizing historical data and estimations of future performance.

6.	OTHER RECEIVABLES

Other receivables are as follows:

	June 30, 2008	December 31, 2007

Advances to employees for purchasing materials	$27,345	$14,108
Loans to employees	-	9,777
Prepayments	4,269	-
Sundry	4,973	4,011
	$36,587	$27,896

Loans to employees are unsecured, interest-free, and repayable on demand.

YANGLIN SOYBEAN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX-MONTHS ENDED JUNE 30, 2008 AND 2007
(Stated in US Dollars) (Unaudited)

7.	INVENTORIES

Inventories comprise the followings:

	June 30, 2008	December 31, 2007

Finished goods	$1,086,865	$537,360
Raw materials	19,956,475	17,346,292
	$21,043,340	$17,883,652

8.	PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net comprise the followings:

	June 30, 2008	December 31, 2007
At cost
Building	$6,699,485	$7,060,690
Machinery and equipment	19,606,218	17,900,662
Office equipment	142,688	134,060
Motor vehicles	1,122,900	1,054,995
	$27,571,291	$26,150,407
Less: accumulated depreciation	(7,254,102)	(5,931,919)
	$20,317,189	$20,218,488
Construction in progress	2,823,707	2,344,708
	$23,140,896	$22,563,196

As of June 30, 2008 and December 31, 2007, building with net book value of nil and $3,135,292 respectively and machinery and equipment with net book value of $6,504,028 and $5,190,309 respectively of the Company were pledged as collateral under certain loan arrangements. These loans were primarily obtained for general working capital.

YANGLIN SOYBEAN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX-MONTHS ENDED JUNE 30, 2008 AND 2007
(Stated in US Dollars) (Unaudited)

8.	PROPERTY, PLANT AND EQUIPMENT, NET (Continued)

Depreciation expense is included in the statement of income and comprehensive income as follows:

	Six months ended June 30, 2008	Six months ended June 30, 2007

Cost of sales	$630,404	$840,233
General and administrative
expenses	327,097	173,064
	$957,501	$1,013,297

Construction in progress represents direct costs of construction and design fees incurred. Capitalization of these costs ceases and the construction in progress is transferred to plant and equipment when substantially all the activities necessary to prepare the assets for their intended use are completed. No depreciation is provided until it is completed and ready for intended use. Capital commitments in respect of these projects were $1,134,715 and $6,199,515 at June 30, 2008 and December 31, 2007 respectively.

Construction in progress mainly comprises capital expenditures for construction of the Group’s corporate campus, including offices, factories and staff dormitories.

9.	INTANGIBLE ASSETS, NET

Intangible assets, net are as follows:

	June 30, 2008	December 31, 2007

Land use rights, at cost	$3,984,365	$3,743,422
Railway rights, at cost	1,148,177	-
Less: accumulated amortization	(416,218)	(299,341)

	$4,716,324	$3,444,081

Amortization expense is included in the statement of income and comprehensive income as follows:

	Six months ended June 30, 2008	Six months ended June 30, 2007

Cost of sales	$42,217	$38,626

	$42,217	$38,626

As of June 30, 2008 and December 31, 2007, land use rights with net book value of nil and $1,233,393 of the Group were pledged as collateral under certain loan arrangements. These loans were primarily obtained for general working capital.

YANGLIN SOYBEAN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX-MONTHS ENDED JUNE 30, 2008 AND 2007
(Stated in US Dollars) (Unaudited)

10.	SHORT TERM BANK LOANS

Short term bank loans are as follows:

	June 30, 2008	December 31, 2007
Loans from Agricultural Development Bank of China, interest rates at 7.02% - 7.47% per annum, due August 29, 2008	$8,731,337	$8,203,333

Loans from Agricultural Development Bank of China, interest rates at 7.29% - 7.47% per annum, due November 21, 2008	4,365,668	4,101,667
	$13,097,005	$12,305,000

Interest paid for the six months ended June 30, 2008 and 2007 were $483,204, and $100,454, respectively.

11.	OTHER PAYABLES

Other payables are as follows:

	June 30, 2008	December 31, 2007

Due for employees	$34	$10,670
Deposits received for construction	75,374	-
Sundry	-	33,710
	$75,408	$44,380

Due for employees are unsecured, interest-free, and repayable on demand. They are travel and expenses reimbursements.

YANGLIN SOYBEAN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX-MONTHS ENDED JUNE 30, 2008 AND 2007
(Stated in US Dollars) (Unaudited)

12.	LONG TERM BANK LOANS

Long term bank loans are as follows:

	June 30, 2008	December 31, 2007
Loans from Industrial And Commercial Bank of China, interest rates at 8.892% -9.405% per annum with various installments, final due October 28, 2016	$462,851	$504,540
Current portion due within one year	(50,486)	(47,433)
	$412,365	$457,107

Interest paid for the six months ended June 30, 2008 and 2007 were $24,318 and $10,610 respectively.

The future principal payments under the bank loans as of June 30, 2008 are as follows:

Year

2009	$54,260
2010	58,032
2011	61,805
2012	65,577
2013	69,348
Thereafter	103,343
$412,365

YANGLIN SOYBEAN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX-MONTHS ENDED JUNE 30, 2008 AND 2007
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

The gross proceeds of the transaction were $21.5 million. The proceeds from the transaction were allocated to the Series A preferred stock, warrants and beneficial conversion feature based on the relative fair value of the securities. The value of the Preferred Series A was determined by reference to the market price of the common shares into which it converts, and the gross value of the warrants was calculated using the Black –Scholes model with the following assumptions: expected life of 5 year, volatility of 27% and an interest rate of 4.24%.

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

YANGLIN SOYBEAN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX-MONTHS ENDED JUNE 30, 2008 AND 2007
(Stated in US Dollars) (Unaudited)

14.	CAPITALIZATION

As a result of the Group’s reverse-merger on October 3, 2007, the Group’s capital structure has been changed. The number of common stock was 20,000,003 after reverse-merger. The common stock is $20,000 with paid-in capital $27,277,053.

15.	EARNINGS PER SHARE

The calculation of the basic and diluted earnings per share attributable to the common stock holders is based on the following data:

	Six months ended June 30,
	2008	2007
Earnings:
Earnings for the purpose of basic earnings per share	$9,414,604	$4,638,079
Effect of dilutive potential common stock - conversion of convertible preferred stock	-	-
Effect of dilutive potential common stock - conversion of warrants	-	-

Earnings for the purpose of dilutive earnings per share	$9,414,604	$4,638,079

Number of shares:
Weighted average number of common stock for the purpose of basic earnings per share	20,000,003	19,998,473
Effect of dilutive potential common stock - conversion of convertible preferred stock	9,999,999	-
Effect of dilutive potential common stock - conversion of warrants	6,546,082	-
Weighted average number of common stock for the purpose of dilutive earnings per share	36,546,084	19,998,473

YANGLIN SOYBEAN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX-MONTHS ENDED JUNE 30, 2008 AND 2007
(Stated in US Dollars) (Unaudited)

16.	INCOME TAXES

(a)
The Company is registered in the State of Nevada whereas its subsidiary, Faith Winner (BVI) being incorporated in the British Virgin Islands is not subject to any income tax and conducts all of its business through its PRC subsidiary, Faith Winner (Jixian) and VIE, Yanglin (see note 1).

Faith Winner (Jixian), and Yanglin, being registered in the PRC, are subject to PRC’s Enterprise Income Tax. Under applicable income tax laws and regulations, an enterprise located in PRC, including the district where our operations are located, is subject to a 25% enterprise income tax (“EIT”).

However, Yanglin has been named as a leading enterprise in the agricultural area and awarded with a tax exemption for the years up to 2008. After 2008, review is required for the extension of the tax exemption status.

A reconciliation between the income tax computed at the U.S. statutory rate and the Group’s provision for income tax is as follows:

	Six months ended June 30,
	2008	2007

U.S. statutory rate	34%	34%
Foreign income not recognized in the U.S.	(34)%	(34)%
PRC Enterprise Income Tax	25%	33%
Tax exemption	(25)%	(33)%

Provision for income tax	-	-

(b)	For 2008, the PRC corporate income tax rate was 25% (2007: 33%). Heilongjiang Yanglin Soybean Group Co., Ltd are entitled to tax exemptions (tax holidays) for 2007 to 2008.

Income before income tax expenses of $9,414,604, and $4,638,079 for the six months ended June 30, 2008, and 2007, respectively, was attributed to subsidiaries with operations in China. Income tax expense related to China income for the six months ended June 30, 2008, and 2007 are nil, and nil, respectively.

The combined effects of the income tax expense exemptions and reductions available to the Company for the six months ended June 30, 2008, and 2007 are as follows:

	Six months ended June 30,
	2008	2007

Tax holiday effect	$2,353,651	1,530,566
Basic net income per share effect	0.16	0.08

YANGLIN SOYBEAN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX-MONTHS ENDED JUNE 30, 2008 AND 2007
(Stated in US Dollars) (Unaudited)

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

For the six months ended June 30, 2008 and 2007, the Group’s net sales and cost of sales from these three product types, soybean meal, soybean oil and salad oil products are shown as follows:

For the six months ended June 30, 2008
	Soybean meal	Soybean oil	Salad oil	Consolidated

Net sales	$80,862,202	44,537,225	16,150,245	141,549,672
Cost of sales	(75,131,689)	(40,593,245)	(14,571,770)	(130,296,704)

	$5,730,513	3,943,980	1,578,475	11,252,968

For the six months ended June 30, 2007
	Soybean meal	Soybean oil	Salad oil	Consolidated

Net sales	$42,932,343	19,860,753	6,399,940	69,193,036
Cost of sales	(40,510,142)	(17,444,243)	(5,626,576)	(63,580,961)

	$2,422,201	2,416,510	773,364	5,612,075

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

Company Overview

We are a leading non-genetically modified (non-GM) soybean processor in the PRC. We currently manufacture soybean oil, salad oil and soybean meal which are sold throughout China to our customers directly or through distributors. We conduct our sales mainly in Northern China.

Our manufacturing process includes sifting, crushing, heating and pressing soybeans, extracting and separating oil from crushed soybeans, and cleansing, hydrating and packaging of oil as well as drying and packaging soybean meal. Currently, our main products include soybean oil, salad oil and soybean meal. We plan to broaden our product line to include high end products such as squeezed oil, powdered oil and protein concentrates, textured protein and defatted soybean powder, while greatly enlarging the production capacity of salad oil. We have installed the equipment for manufacturing squeezed oil and expanded the production line for salad oil and have started production of these products by the end of 2007. The production facilities for powdered oil have been built and are now in trial production phase. We have also begun to build facilities for manufacturing soybean protein concentrates, textured protein and defatted soy powder, and these production lines will be put into operations within the 3rd quarter of 2008.

Our goal is to become the champion in the non-GM soybean industry of China, and we are confident that we can accomplish it in the near future, provided that sufficient funding can be obtained and the general political and economical environment of our operations does not suffer significant and sudden changes. We are now considering future expansion and acquisition plan, with the intention to triple our processing capacity. The plan is now still in preliminary stage, but this will nevertheless be a vital step in achieving our objective. On the other hand, we are also making great efforts to improve and strengthen our management and internal control system. We have engaged Ernst & Young as our consultant on the Sarbanes-Oxley compliance project, and Ernst & Young’s project team has started to review our internal control procedures. We believe that we can complete the project successfully by the end of 2008, providing ourselves with a great opportunity to reinforce our capability to protect the interests of the company and the shareholders and improve management effectiveness and efficiency.

Major Performance Factors

Revenue

We derive our revenue mainly from the sales of 2 main products, namely soybean oil (4th grade) and soybean meal. The revenue may be affected by the following factors:

è	Processing capacity of soybean;
è	Pricing of soybean oil and soybean meal;
è	Market demand

Processing capacity of soybean. Our current annual processing capacity of soybean is 520,000 metric tons, which is sufficient for our current production plan of processing about 420,000 metric tons of soybean in 2008.

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

Selling expenses generally include business development expenses, sales meeting expenses, loading & handling, advertising, and sales-related staff salaries and welfare expenses, and travel expenses. We expect that these expenses will rise materially in the following years, as we will be recruiting more sales staff and expanding sales network, establishing new sales channels, plus inputting investment in promotion and advertising, to promote the sale of our new products.

General & administrative expenses cover the depreciation of office buildings and equipment, office expenses & supplies, management & administrative salaries, etc. These expenses are, generally speaking, more of a fixed nature. There may be increase in these expenses, as we will restructure our organizational structure and improve management institutions. Besides, we are now implementing our Sarbanes-Oxley Act compliance project of our internal control system and have engaged Ernst & Young as our consultant on this project. As this project involves the redesigning and restructuring of the whole internal control procedures and its processes, we expect that it will cause a material increase in our management expenses.

Income Tax

The Company is registered in the State of Nevada whereas its subsidiary, Faith Winner (BVI) being incorporated in the British Virgin Islands is not subject to any income tax and conducts all of its business through its PRC subsidiary, Faith Winner (Jixian) and Variable Interest Entity (“VIE”), Yanglin Soybean Group Co. Ltd (“Yanglin”)

Faith Winner (Jixian), and Yanglin, being registered in the PRC, are subject to PRC’s Enterprise Income Tax. Under applicable income tax laws and regulations, an enterprise located in PRC, including the district where our operations are located, is subject to a 25% enterprise income tax (“EIT”).

However, Yanglin has been named as a leading enterprise in the agricultural area and awarded with a tax exemption for the years up to 2008. After 2008, review is required for the extension of the tax exemption status.

A reconciliation between the income tax computed at the U.S. statutory rate and the Group’s provision for income tax is as follows:

	Three months ended March 31,
	2008	2007

U.S. statutory rate	34%	34%
Foreign income not recognized in the U.S.	(34)%	(34)%
PRC Enterprise Income Tax	25%	33%
Tax exemption	(25)%	(33)%

Provision for income tax	-	-

Results of Operations

The following table shows the operating results for the three months ended June 30, 2008, and June 30, 2007.

Consolidated Statement of Operations	The three months ended Jun. 30, 2008 ($)	The three months ended Jun. 30, 2007 ($)
	(unaudited)	(unaudited)
Sales Revenue (net of discounts, returns and allowances)	76,273,814	33,899,190
Other sales	-	-
Cost of sales	(71,857,724)	(31,602,970)
Gross Profit	4,416,090	2,296,220
Selling expenses	(64,545)	(51,454)
General and administrative expenses	(552,129)	(285,998)
Income from operations	3,799,416	1,958,768
Interest income	35,514	13,122
Interest expense	(264,980)	(108,905)
Other expenses	(14,348)	-
Income from operations before income tax	3,555,602	1,862,985
Income tax	-	-
Net Income	3,555,602	1,862,985
Foreign currency translation adjustment	1,470,797	709,619
Comprehensive income	5,026,399	2,572,604

The Three Months Ended June 30, 2008 Compared with the Three Months Ended June 30, 2007

Net Sales

	For The Three Months Ended June 30		Period to Period Change
Item	2008 Amount ($)	2007 Amount ($)	Amount ($)%
Soybean meal	42,986,207	19,976,136	23,010,071	115.2%
Soybean oil	24,574,383	10,469,289	14,105,094	134.7%
Salad Oil	8,713,224	3,453,765	5,259,459	152.3%
Total Net Sales	76,273,814	33,899,190	42,374,624	125.0%

Net sales revenue was $76,273,814 for the three months ended June 30, 2008, an increase of $42,374,624 or 125.0% from $33,899,190 for the three months ended June 30, 2007. An analysis by product shows that the revenue of soybean meal, soybean oil and salad oil achieved impressive period over period growth rates of 115.2%, 134.7% and 152.3% respectively. This outstanding performance was primarily due to the significant increase in the market price of soybean products, assisted by the growth in our sales volume.

The price of processed soybean products went up continuously during 2007 and through to the second quarter of 2008, in line with the increasing soybean price. The average selling price of soybean meal in the second quarter of 2008 increased by $200 per ton or 77.3% over the second quarter of 2007, while that of soybean oil and salad oil rose by $767 per ton or 90.6%, and $895 per ton or 98.9%, respectively over the same period of 2007. It can be seen that the selling prices of soybean oil and salad oil were almost doubled between the two comparable periods. This factor contributed to the significant increase in our sales revenue.

In the three months ended June 30, 2008, we sold 93,695 tons of soybean meal, 15,229 tons of soybean oil and 4,837 tons of salad oil, achieving a growth rate of 21.4%, 23.2% and 26.9% respectively over the three months ended June 30, 2007, in which we sold 77,182 tons of soybean meal, 12,366 tons of soybean oil and 3,813 tons of salad oil. We sold almost as much of our products as we could produce even though we increased our processing volume by 21.9% over the period, from 96,390 tons of soybean to 117,480 tons. This is because the demand for soybean products in PRC market has continuously exceeded the supply, and our sales also benefited from our efforts in capitalizing on the favorable reputation of our products among customers.

Cost of Sales and Gross Profit

	For The Three Months Ended June 30				Period to Period Change
	2008		2007
	Amount ($)	% of Sales Revenue	Amount ($)	% of Sales Revenue	Amount ($)%
Soybean meal	(40,186,571)	93.5%	(18,983,388)	95.0%	21,203,183	111.7%
Soybean oil	(23,472,855)	95.5%	(9,507,643)	90.8%	13,965,212	146.9%
Salad Oil	(8,198,298)	94.1%	(3,111,939)	90.1%	5,086,359	163.4%
Cost of Sales	(71,857,724)	94.2%	(31,602,970)	93.2%	40,254,754	127.4%

Soybean meal	2,799,636	6.5%	992,748	5.0%	1,806,888	182.0%
Soybean oil	1,101,528	4.5%	961,645	9.2%	139,883	14.5%
Salad Oil	514,926	5.9%	341,827	9.9%	173,099	50.6%
Gross Profit	4,416,090	5.8%	2,296,220	6.8%	2,119,870	92.3%

Our cost of sales for the three months ended June 30, 2008 rose by $40,254,754 or 127.4% over the three months ended June 30, 2007, while the ratio of cost as a percentage to net sales value rose from 93.2% to 94.2% over the period. The main reasons for the change in absolute value were the significant increase in the price of soybeans and the growth in production volume, while the growth in the ratio to sales revenue was caused mainly by large increase of the price of raw materials over the period, while lower cost soybean purchased by the end of last year had been consumed in the first quarter of 2008.

The price of soybean has been in a continuously increasing channel since the start of 2007, and through to the second quarter of this year. It was caused by two reasons. First, the drought in the summer of 2007 caused soybean production volume to fall significantly in Heilongjiang province. Second, the continuously low price in 2006 and prior years discouraged the farmers from planting soybean, and this caused a shrink in the growing area of soybean in China. The reduction in supply caused the unit purchase price of soybean in our local area to rise materially. For example, the price was around $386 per ton (Value Added Tax-inclusive) at the end of June 2007, and it went up gradually to $763 per ton at the end of June 2008, almost doubled over the period. As soybean occupies a major share in cost, cost of sales inevitably rose as a result.

Meanwhile, the ratio of cost of sales as a percentage of sales revenue increased by 1%, cutting down gross profit margin by a little. We have been implementing a strategy of building up as much stock as we can buy upon and after the harvest of each year, usually in early October, limited only by our storage capacity and availability of working capital. This lower cost stock will be used to maintain continuous production in the coming year. We have achieved exceptionally outstanding performance in the first quarter of 2008, thanks to this policy. However, such inventory ran out by the end of the first quarter. Thus the average cost of raw materials rose significantly thereafter. Though as a mid-stream processor, we can pass on most of the rising costs of raw materials to our customers or down-stream manufacturers, it is inevitable that we must bear part of that costs. Thus, there was a slight drop in gross profit margin.

Operating Expenses

	For The Three Months Ended June 30				Period to Period Change
	2008		2007
	Amount ($)	% of Sales Revenue	Amount ($)	% of Sales Revenue	Amount ($)%
Selling Expenses	(64,545)	0.08%	(51,454)	0.15%	13,091	25.4%
General & Administrative Expenses	(552,129)	0.72%	(285,998)	0.84%	266,131	93.1%
Interest Income	35,514	0.05%	13,122	0.04%	22,392	170.6%
Interest Expenses	(264,980)	0.35%	(108,905)	0.32%	156,075	143.3%
Other Expenses	(14,348)	0.02%	-	-	-	-
Income from operations before tax	3,555,602	4.7%	1,862,985	5.5%	1,692,617	90.9%

Selling expenses for the three months ended June 30, 2008 increased by $13,091 or 25.4% over the three months ended June 30, 2007. This was mainly due to the increase in sales-related shipping and handling expenses, which usually is related to sales volume directly. As a percentage of sales revenue, selling expenses fell from 0.15% to 0.08% over the period, due to the material increase in the value of our sales revenue over the period.

General and administrative expenses for the three months ended June 30, 2008 rose by $266,131 or 93.1% over the three months ended June 30, 2007. The increase was primarily due to the management, legal, consulting and other expenses spent to strengthen our reporting, compliance, internal controls and corporate governance systems to be compliant with U.S. securities laws and regulations applicable to a U.S. public-listed company. In 2008, as a major measure to achieve compliance to Sarbanes-Oxley Act, we have engaged Ernst & Young as our consultant, and material expenses have been accrued for this issue. As a percentage of sales revenue, general and administrative expenses fell from 0.84% to 0.72% over the period, because of the material increase in the value of our sales revenue over the period.

Interest income rose by $22,392 or 170.6% over the period, mainly due to the increased bank deposit. Interest expenses increased by $156,075 or 143.3% over the period, and the reasons were the growth in the balance of short-term bank borrowings due to higher demand of working capital and the rise of the interest rate. Other expenses for the three months ended June 30, 2008 was donation to charity. No such expenses occurred in the same period of 2007.

Income from operations before income tax increased by $1,692,617 or 90.9% for the three months ended June 30, 2008 as compared tothe same period in 2007. During the periods, operating margin fell from 5.5% to 4.7%. The major reason for such changes was the increase in cost of sales as described above in section “Cost of Sales and Gross Profit”, while the ratio of selling expenses and general and administrative expenses as a percentage of net sales was quite small.

Net Income

	For The Three Months Ended June 30				Period to Period Change
	2008		2007
	Amount ($)	% of Sales Revenue	Amount ($)	% of Sales Revenue	Amount ($)%
Income tax	-	-	-	-	-	-
Net income	3,555,602	4.7%	1,862,985	5.5%	1,692,617	90.9%
Foreign currency translation adjustment	1,470,797	1.9%	709,619	2.1%	761,178	107.3%
Comprehensive income	5,026,399	6.6%	2,572,604	7.6%	2,453,795	95.4%

Since we have been recognized as a Key Leading Enterprise in the Industrialization of Agriculture Industry by the government, we can enjoy a complete exemption from income taxes. Though the status needs to be reviewed every two years by the government, we are confident that in the foreseeable future we will continue to enjoy this favorable policy due to our size of operations and status in this industry.

Net income increased by $1,692,617 or 90.9% for the three months ended June 30, 2008 as compared to the same period of 2007.. During the same periods, net profit margin fell from 5.5% to 4.7%. This was in accordance with the change in gross profit margin and operating margin, mainly due to the fact that it is impossible for a mid-stream processor to transfer 100% of the effect of the significant increase in soybean price to down-stream manufacturers.

As the exchange rate of China’s currency, RMB, against US Dollar keeps increasing, the average rate had risen from 1USD to 7.68964RMB for the three months ended June 30, 2007 to 1USD to 6.96957RMB for the three months ended June 30, 2008, and we have achieved $1,470,797 of foreign currency translation gains for the three months ended June 30, 2008, compared to $709,619 for the three months ended June 30, 2007. Due to this reason, the comprehensive income for the three months ended June 30, 2008 reached $5,026,399, an increase of $2,453,795 or 95.4% over $2,572,604 for the three months ended June 30, 2007.

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

The following table shows the operating results for the six months ended Jun 30, 2008 and Jun 30, 2007.

Consolidated Statement of Operations	The six months ended Jun. 30, 2008 ($)	The six months ended Jun. 30, 2007 ($)
	(unaudited)	(unaudited)
Sales Revenue (net of discounts, returns and allowances)	141,549,672	$69,193,036
Other sales	-	-
Cost of sales	(130,296,704)	(63,580,961)
Gross Profit	11,252,968	5,612,075
Selling expenses	(118,970)	(69,067)
General and administrative expenses	(1,244,941)	(710,518)
Income from operations	9,889,057	4,832,490
Interest income	53,798	25,558
Interest expense	(513,903)	(219,969)
Other expenses	(14,348)	-
Income from operations before income tax	9,414,604	4,638,079
Income tax	-	-
Net Income	9,414,604	4,638,079
Foreign currency translation adjustment	3,872,808	955,446
Comprehensive income	13,287,412	5,593,525

Six Months Ended June 30, 2008 Compared with Six Months Ended June 30, 2007

Net Sales

	For The Six Months Ended June 30		Period to Period Change
Item	2008 Amount ($)	2007 Amount ($)	Amount ($)%
Soybean meal	80,862,202	42,932,343	37,929,859	88.3%
Soybean oil	44,537,225	19,860,753	24,676,472	124.2%
Salad Oil	16,150,245	6,399,940	9,750,305	152.3%
Total Net Sales	141,549,672	69,193,036	72,356,636	104.6%

Net sales revenue was $141,549,672 for the six months ended June 30, 2008, an increase of $72,356,636 or 104.6% from $69,193,036 for the six months ended June 30, 2007. An analysis by product shows that the revenue of soybean meal, soybean oil and salad oil achieved impressive period over period growth rates of 88.3%, 124.2% and 152.3% respectively. This outstanding performance was primarily due to the significant increase in the market price of soybean products, assisted by the growth in our sales volume.

The price of processed soybean products went up continuously during 2007 and through the first six months of 2008, in line with the increasing soybean price. The average selling price of soybean meal in first half of 2008 increased by $199 per ton or 78.4% over the first half of 2007, while that of soybean oil and salad oil rose by $779 per ton or 99%, and $911 per ton or 110.1%, respectively over the same period of 2007. It can be seen that the selling prices of soybean oil and salad oil were almost or even more than double between the two comparable periods. This factor contributed to the significant increase in our sales revenue.

In the six months ended June 30, 2008, we sold 178,395 tons of soybean meal, 28,455 tons of soybean oil and 9,288 tons of salad oil, achieving a growth rate of 5.5%, 12.7% and 20.1% respectively over the six months ended June 30, 2007, in which we sold 169,159 tons of soybean meal, 25,247 tons of soybean oil and 7,733 tons of salad oil. We sold almost as much of our products as we could produce even though we increased our processing volume by 13.7% over the period, from 196,907 tons of soybean to 223,880 tons. This is because the demand for soybean products in PRC market has continuously exceeded the supply, and our sales also benefited from our efforts in capitalizing on the favorable reputation of our products among customers.

Cost of Sales and Gross Profit

	For The Six Months Ended June 30				Period to Period Change
	2008		2007
	Amount ($)	% of Sales Revenue	Amount ($)	% of Sales Revenue	Amount ($)%
Soybean meal	(75,131,689)	92.9%	(40,510,142)	94.4%	34,621,547	85.5%
Soybean oil	(40,593,245)	91.1%	(17,444,243)	87.8%	23,149,002	132.7%
Salad Oil	(14,571,770)	90.2%	(5,626,576)	87.9%	8,945,194	159.0%
Cost of Sales	(130,296,704)	92.1%	(63,580,961)	91.9%	66,715,743	104.9%

Soybean meal	5,730,513	7.1%	2,422,201	5.6%	3,308,312	136.1%
Soybean oil	3,943,980	8.9%	2,416,510	12.2%	1,527,470	63.9%
Salad Oil	1,578,475	9.8%	773,364	12.1%	805,111	104.1%
Gross Profit	11,252,968	7.9%	5,612,075	8.1%	5,640,893	100.5%

Our cost of sales for the six months ended June 30, 2008 rose by $66,715,743 or 104.9% over the six months ended June 30, 2007, while the ratio of cost as a percentage to net sales value rose from 91.9% to 92.1% over the period. The main reasons for the change in absolute value were the significant increase in the price of soybeans and the growth in production volume, while the growth in the ratio to sales revenue was caused mainly by large increase of the price of raw materials over the period.

The price of soybean has been in a continuously increasing trend since the start of 2007, and through to the second quarter of this year. It was caused by two reasons. First, the drought in the summer of 2007 caused soybean production volume to fall significantly in Heilongjiang province. Second, the continuously low price in 2006 and prior years discouraged the farmers from planting soybean, and this caused a shrink in the growing area of soybean in China. The reduction in supply caused the unit purchase price of soybean in our local area to rise materially. For example, the price was around $386 per ton (Value Added Tax-inclusive) at the end of June 2007, and it went up gradually to $763 per ton at the end of June 2008, almost doubled over the period. As soybean occupies a major share in cost, cost of sales inevitably rose as a result.

Meanwhile, the ratio of cost of sales as a percentage of sales revenue increased by 0.2% over the two comparable periods, hence a mild decrease in gross profit margin. We have been implementing a strategy of building up as much stock as we can buy upon and after the harvest of each year, usually in early October, limited only by our storage capacity and availability of working capital. This lower cost stock will be used to maintain continuous production in the coming year. We have achieved exceptionally outstanding performance in the first quarter of 2008, due to this policy, but such inventory ran out by the end of the first quarter, so the average cost of raw materials rose significantly thereafter.

Operating Expenses

	For The Six Months Ended June 30				Period to Period Change
	2008		2007
	Amount ($)	% of Sales Revenue	Amount ($)	% of Sales Revenue	Amount ($)%
Selling Expenses	(118,970)	0.08%	(69,067)	0.10%	49,903	72.3%
General & Administrative Expenses	(1,244,941)	0.88%	(710,518)	1.03%	534,423	75.2%
Interest Income	53,798	0.04%	25,558	0.04%	28,240	110.5%
Interest Expenses	(513,903)	0.36%	(219,969)	0.32%	293,934	133.6%
Other Expenses	(14,348)	0.01%	-	-	-	-
Income from operations before tax	9,414,604	6.7%	4,638,079	6.7%	4,776,525	103.0%

Selling expenses for the six months ended June 30, 2008 increased by $49,903 or 72.3% over the six months ended June 30, 2007. This was mainly due to the increase in sales-related shipping and handling expenses, which usually is related to sales volume directly. As a percentage of sales revenue, selling expenses fell from 0.1% to 0.08% over the period, thanks to the material increase in the value of our sales revenue over the period.

General and administrative expenses for the six months ended June 30, 2008 rose by $534,423 or 75.2% over the six months ended June 30, 2007. The increase was primarily due to the management, legal, consulting and other expenses spent to strengthen our reporting, compliance, internal controls and corporate governance systems to be compliant with U.S. securities laws and regulations applicable to a U.S. listed company. For example, as a major measure to achieve compliance to Sarbanes-Oxley Act, we have engaged Ernst & Young as our consultant, and material expenses have been accrued for this cause. As a percentage of sales revenue, general and administrative expenses fell from 1.03% to 0.88% over the period, because of the material increase in the value of our sales revenue over the period.

Interest income rose by $28,240 or 110.5% over the period, mainly due to the increased amount of cash inflow and thus a larger deposit balance in bank account in a dynamic sense. Interest expenses saw a growth of $293,934 or 133.6% over the period, and the reasons were the growth in the balance of short-term bank borrowings due to higher demand of working capital and the rise of the interest rate. Other expenses for the six months ended June 30, 2008 was donation to charity. No such expenses occurred in the same period of 2007.

Income from operations before income tax saw a growth of $4,776,525 or 103.0% for the six months ended June 30, 2008 over the same period in 2007. At the same time, operating margin remained at the same level. Though the material increase in cost of sales due to price rise of soybean affected gross profit margin, the relatively small operating expenses in comparison to the enormous absolute value of sales revenue greatly compensated for the impact.

Net Income

	For The Six Months Ended June 30				Period to Period Change
	2008		2007
	Amount ($)	% of Sales Revenue	Amount ($)	% of Sales Revenue	Amount ($)%
Income tax	-	-	-	-	-	-
Net income	9,414,604	6.7%	4,638,079	6.7%	4,776,525	103.0%
Foreign currency translation adjustment	3,872,808	2.7%	955,446	1.4%	2,917,362	305.3%
Comprehensive income	13,287,412	9.4%	5,593,525	8.1%	7,693,887	137.5%

Since we have been recognized as a Key Leading Enterprise in the Industrialization of Agriculture Industry by the government, we can enjoy a complete exemption from income taxes. Though the status needs to be reviewed each two years by the government, we are confident that in the foreseeable future we will continue to enjoy this favorable policy due to our size of operations and status in this industry.

Net income increased by $1,692,617 or 90.9% from the three months ended June 30, 2007 to the three months ended June 30, 2008. At the same time, net profit margin fell from 5.5% to 4.7%. This was in accordance with the change in gross profit margin and operating margin, mainly due to the fact that it is impossible for a mid-stream processor to transfer 100% of the effect of the significant increase in soybean price to down-stream manufacturers.

As the exchange rate of China’s currency, RMB, against US Dollar keeps increasing, the average rate had risen from 1USD to 7.72999RMB for the six months ended June 30, 2007 to 1USD to 7.07263RMB for the six months ended June 30, 2008, and we have achieved $3,872,808 of foreign currency translation gains for the six months ended June 30, 2008, compared to $ 955,446 for the six months ended June 30, 2007. Due to this reason, the comprehensive income for the six months ended June 30, 2008 reached $13,287,412, an increase of $7,693,887 or 137.5% over $5,593,525 for the six months ended June 30, 2007.

However, the change of foreign exchange rate can be affected by a series of complicated factors, including but not limited to, the government’s policy, the trend on global money market, the general economic status of the countries, etc.. Thus we cannot estimate, with any reasonable certainty, the effect of these fluctuations on our future business, product pricing, results of operations or financial conditions. However, the fluctuation of the RMB may materially and adversely affect your investment if the current trend of appreciation of RMB is reversed.

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

Because we usually pay cash to our suppliers upon purchase of soybeans, there is a higher than normal need for cash around harvest season. Our pattern of operations is as follows: (i) we will keep a large cash reserve by early October, which is harvest time, and take short-term loans from banks at that time (ii) we will build up a substantial inventory of soybeans so that for the period till the end of the year and for the following half year, we will have sufficient raw materials to maintain smooth operations and convert finished products to cash, and (iii) we will repay the short-term loans that we had taken by end of June or July the following year.

Our working capital requirements may be influenced by quite a few factors, including the fluctuation of raw material prices, cash flow, competition, our relationships with suppliers or customers, the availability of credit facilities and financing alternatives, none of which can be predicted with high level of certainty.

Operating Activities

The Six Months Ended June 30, 2008 Compared with the Six Months Ended June 30, 2007

Cash provided by operating activities for the six months ended June 30, 2008 was $1,684,250, while cash provided by operating activities for the six months ended June 30, 2007 was $3,654,196. This drop was mainly caused by the significant rise in soybean price in year 2007 and through to the second quarter of 2008.

As mentioned above (please refer to the section “Cost of Sales and Gross Profit” in the comparison between financial results for the six months ended June 30, 2008 and that for the six months ended June 30, 2007), the local purchase price of soybean was around $386 per ton (VAT-inclusive) at the end of June 2007, and it went up gradually to $763 per ton at the end of June 2008, almost doubled over the period.

Thus we had to spend a great more amount of cash on procuring and maintaining our inventories. In the six months ended June 30, 2008, cash of $1,951,580 was used in procuring and maintaining inventories, compared to only $848,279 in the six months ended June 30, 2007. In addition, cash of $4,045,390 was used as advances to suppliers in the six months ended June 30, 2008, compared to merely $175,404 in the six months ended June 30, 2007. We used to pay almost negligible advances to suppliers. However, due to the material fall in soybeans supply, we have to pay large advances to major suppliers to secure the supply of raw materials.

Generally speaking, our cash flows are healthy and stable, as we have very large sales revenue and we sell mostly on cash basis, with negligible accounts receivable. The fall in the amount of cash provided by operating activities was a temporary situation, mainly due to the exceptional rise in soybean price since the beginning of 2007 and up till now. We expect that the trend of soybean price will be a descending one after the harvest of 2008, because the price rise has motivated Chinese farmers to expand growing areas of soybean, which will result in increase in supply and fall in price.

Investing Activities

The Six Months Ended June 30, 2008 Compared with the Six Months Ended June 30, 2007

Net cash used in investing activities was $1,163,649 for the six months ended June 30, 2008, compared to net cash used in investing activities of $660,471 for the six months ended June 30, 2007. The increase in amount was mainly contributed by the purchase of intangible assets of $1,062,953. While in the six months ended June 30, 2007, there were $713,760 of payment for plant and equipment.

The Six Months Ended June 30, 2008 Compared with the Six Months Ended June 30, 2007

Net cash used in financing activities for the six months ended June 30, 2008 was $23,005. It was spent for bank loan repayments. As a comparison, the bank repayments amounted to $3,901,312 during the six months ended June 30, 2007.

Loans

The balance of short-term bank loans was $13,097,005 at June 30, 2008, compared to $12,305,000 at December 31, 2007. This increase was mainly due to the increase in demand for working capital, caused mainly by both the increase need for raw materials to satisfy the material growth of processing volume and the rise in soybean price (please refer to the section “Cost of Sales and Gross Profit” in the comparison between the financial results of 2007 and 2006 above).

The balance of our long-term bank loan was about $412,365 at June 30, 2008, compared to $457,107 at December 31, 2007.

Currently we have a credit line of up to RMB600 million, or about USD87.31 million using the closing exchange rate of 1USD to 6.87180RMB at June 30, 2008, based on our credit rank AA granted by Agricultural Development Bank. We believe that this would be sufficient for our future working capital needs at the current operation and capacity level.

Future Cash Commitments

Our capital commitments amounted to $1,134,715 at June 30, 2008. They were made mostly for our new equipment and facilities. This demand for investment capital will be mainly met with the proceeds from our private placement mentioned above, and partly with the company’s cash reserves.

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

Method of Accounting

The Company’s condensed interim consolidated financial statements have been prepared in accordance with US GAAP.

The interim results of operations are not necessarily indicative of the results to be expected for the fiscal year ending June, 2008. The Company’s consolidated balance sheet as of December 31, 2007 has been taken from the Company’s audited consolidated balance sheet as of the date. All other financial statements contained herein are unaudited and, in the opinion of management, contain all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of financial position, results of operations and cash flows for the period presented. The Company’s accounting policies and certain other disclosure are set forth in the notes to the consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. These financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto.

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. This basis of accounting differs in certain material respects from that used for the preparation of the books of account of the Company’s principal subsidiaries, which are prepared in accordance with the accounting principles and the relevant financial regulations applicable to enterprises with limited liabilities established in the PRC, the accounting standards used in the places of their domicile. The accompanying condensed interim consolidated financial statements reflect necessary adjustments not recorded in the books of account of the Company's subsidiaries to present them in conformity with US GAAP.

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

Land use rights

Land use rights are stated at cost less accumulated amortisation. Amortisation is provided over the respective useful lives, using the straight-line method. Estimated useful lives range from 22 to 50 years.

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

Property, plant and equipment

Plant and equipment are carried at cost less accumulated depreciation. Depreciation is provided over their estimated useful lives, using the straight-line method. Estimated useful lives of the plant and equipment are as follows:

Buildings	10 -35 years
Machinery and equipment	6 - 30 years
Office equipment	4 - 20 years
Motor vehicles	10 years

The cost and related accumulated depreciation of assets sold or otherwise retired are eliminated from the accounts and any gain or loss is included in the statement of income. The cost of maintenance and repairs is charged to income as incurred, whereas significant renewals and betterments are capitalized.

Accounting for the impairment of long-lived assets

The Group periodically evaluates the carrying value of long-lived assets to be held and used, including intangible assets subject to amortization, when events and circumstances warrant such a review, pursuant to the guidelines established in SFAS No. 144. The carrying value of a long-lived asset is considered impaired when the anticipated undiscounted cash flow from such asset is separately identifiable and is less than its carrying value. In that event, a loss is recognised based on the amount by which the carrying value exceeds the fair market value of the long-lived asset. Fair market value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved. Losses on long-lived assets to be disposed of are determined in a similar manner, except that fair market values are reduced for the cost to dispose.

During the reporting periods, there was no impairment loss.

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

Commodity Price Risk

We engage in manufacturing of non-genetically modified soybean-based products in the PRC. Our main raw materials are commodities. Our exposure to commodity price risk is directly related to fluctuations of PRC domestic market and indirectly related to that of international market. For example, the soybean price went up from RMB 1.23 per 500 grams at the beginning of the last year to RMB 2.13 per 500 grams at the end of 2007, and in early March 2008 it has climbed to as high as RMB 2.75 per 500 grams. To date, we have not entered into any hedging transactions in an effort to reduce our exposure to commodity price risk.

ITEM 4—CONTROLS AND PROCEDURES

Management’s Report on Internal Control over Financial Reporting

Disclosure Controls and Procedures

As required by Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act, our management has carried out an evaluation, with the participation and under the supervision of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2008.

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

Management conducted its evaluation of disclosure controls and procedures under the supervision of our chief executive officer and our chief financial officer. Based upon, and as of the date of this evaluation, our chief executive officer and chief financial officer concluded that, as of June 30, 2008, our disclosure controls and procedures were not effective due to the material weaknesses and significant deficiencies in our internal control over financial reporting described below.

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

Management assessed the effectiveness of our internal control over financial reporting as of June 30, 2008. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework. Based on our assessment, we determined that, as of June 30, 2008, our internal control over financial reporting was not effective as a result of the following identified material weakness and significant deficiencies.

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

Changes in Internal Controls over Financial Reporting

During the quarter ended June 30, 2008, there was no change in our internal controls over financial reporting that has materially affected, or that is reasonably likely to materially affect, our internal control over financial reporting.

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

Yanglin Soybean, Inc.

Date: August 14 , 2008	By:	/s/ SHULIN LIU
Shulin Liu Chief Executive Officer (Principal Executive Officer)

Yanglin Soybean, Inc.

Date: August 14 , 2008	By:	/s/ SHAOCHENG XU
Shaocheng Xu Chief Financial Officer (Principal Financial and Accounting Officer)