Form 10-K/A
period 2007-12-31
Yanglin Soybean, Inc.
filed 2008-09-04
CIK 1368745

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

AMENDMENT NO. 2 TO
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

EXPLANATORY NOTE
This Amendment No. 2 to our annual report on Form 10-K, for the fiscal year ended on December 31, 2007, initially filed with the Securities and Exchange Commission (“SEC”) on March 31, 2008 is being filed in response to SEC’s comment letter dated July 23, 2008.

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

Our manufacturing process includes sifting, crushing, heating and pressing soybeans, extracting and separating oil from crushed soybeans, and cleansing, hydrating and packaging oil as well as drying and packaging soybean meal. Currently, our main products include soybean oil, salad oil and soybean meal. We plan to broaden our product line to include high end products such as squeezed oil, powdered oil and protein concentrates, textured protein, and defatted soybean powder, while greatly enlarging the production capacity of salad oil. We have installed the equipment for manufacturing squeezed oil and expanded the production line for salad oil and have started production of these products by the end of 2007. The production facilities for powdered oil have been built and are now in trial production phase. We have also begun to build facilities for manufacturing soybean protein concentrates, textured protein and defatted soy powder. The production of concentrated protein and defatted soy powder will be launched within the last quarter of 2008, and the production line of textured protein will be put into operations within the 2nd quarter of 2009.

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

We believe that a growing number of consumers prefer their food products to be made from non-genetically modified raw materials, and food products include soybean based products. Such non-genetically modified soybean products are perceived to be “green” and hence more desirable to certain classes of consumers than genetically modified soybean products, especially with respect to soy protein and other value-added soybean products. Furthermore, we believe that as a result of the increasing affluence and sophistication of the consumers in the PRC, European Union, Korea and Japan, they have also become more aware of potential health issues arising from the consumption of genetically modified soybean products and are willing to pay a premium for non-genetically modified soybean products.

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

Intellectual Property

We have registered the following trademarks in the PRC, which are currently used for all our products:

Trademark	Country of Registration	Class		Registration Number	Date of Registration	Validity Period
“Yanglin”logo	PRC	[29	]	1587278	June 14, 2001	From June 14, 2001 to June 13, 2011
“Yanglin”logo	PRC	[31	]	1586742	June 14, 2001	From June 14, 2001 to June 13, 2011

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

Not applicable.

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

Yanglin has the following granted land use right:

Location	Area (square meters)	Construction on Land	Term and Expiration	Certificate No.
Fuli Town Nongfeng Community	45596	Factory No. 3	October 9, 2005 - September 5, 2055	JifuGuoYong(2005)No. 178

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

 Consolidated Statement of  Operations
The year ended Dec. 31, 2003 ($)
The year ended Dec. 31, 2004 ($)
The year ended Dec. 31, 2005 ($)
The year ended Dec. 31, 2006 ($)
The year ended Dec. 31, 2007 ($)
The six months ended June 30, 2008 ($)

(unaudited)
(audited)
(audited)
(audited)
(audited)
(unaudited)

 Sales Revenue (net of discounts, returns and allowances)
20,077,560
26,325,611
38,430,465
88,078,494
155,206,867
141,549,672

 Other sales

-
-
-
-

 Cost of sales
(19,144,441
)
(24,557,296
)
(35,132,664
)
(79,862,179
)
(142,568,658
)
(130,296,704
)

 Gross Profit
933,119
1,768,315
3,297,801
8,216,315
12,638,209
11,252,968

 Selling expenses
(42,035
)
(54,553
)
(43,094
)
(63,209
)
(146,411
)
(118,970
)

 General and administrative expenses
(702,247
)
(902,258
)
(1,103,262
)
(1,078,184
)
(1,812,450
)
(1,244,941
)

 Income from operations
188,836
811,504
2,151,445
7,074,922
10,679,348
9,889,057

 Interest expense, net
(73,762
)
(100,455
)
(150,370
)
(219,032
)
(394,705
)
(460,105
)

 Other income
32,146
211,168
-
-
39,385
-

 Other expense
(24,087
)

-
-
-
(14,348
)

 Income before taxation
123,133
922,217
2,001,075
6,855,890
10,324,028
9,414,604

 Income tax
-
-
-
-
-
-

 Net Income
123,133
922,217
2,001,075
6,855,890
10,324,028
9,414,604

 Basic earnings per share
0.004
0.046
0.100
0.343
0.516
0.471

 Diluted earnings per share
0.004
0.046
0.100
0.343
0.069
0.258

 Consolidated Balance Sheets
The year ended Dec. 31, 2003 ($)
The year ended Dec. 31, 2004 ($)
The year ended Dec. 31, 2005 ($)
The year ended Dec. 31, 2006 ($)
The year ended Dec. 31, 2007 ($)
The six months ended June 30, 2008 ($)

(unaudited)
(audited)
(audited)
(audited)
(audited)
(unaudited)

 Current Assets
12,343,642
13,069,478
9,911,883
11,272,054
35,828,927
45,774,921

 Total Assets
19,204,789
20,454,198
27,090,833
35,245,747
70,732,531
85,415,153

 Current Liabilities
6,339,685
6,350,104
10,634,636
11,050,319
15,587,625
17,027,577

 Total Liabilities
6,339,685
6,670,729
10,908,533
11,512,096
16,044,732
17,439,942

 Total Stockholders’ Equity
12,865,104
13,783,469
16,182,300
23,733,651
54,687,799
67,975,211

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

Company Overview

We are a leading non-genetically modified (non-GM) soybean processor in the PRC. We currently manufacture Grade 4 soy bean oil and soybean meal in bulk package which are sold throughout China to our customers directly or through distributors. Most of our customers (approximately 80%) are located in Northern China.

Our manufacturing process includes sifting, crushing, heating and pressing soybeans, extracting and separating oil from crushed soybeans, and cleansing, hydrating and packaging of oil as well as drying and packaging soybean meal. Currently, our main products include soybean oil, salad oil and soybean meal. We plan to broaden our product line to include high end products such as squeezed oil, powdered oil and protein concentrates, textured protein and defatted soybean powder, while greatly enlarging the production capacity of salad oil. We have installed the equipment for manufacturing squeezed oil and expanded the production line for salad oil and have started production of these products by the end of 2007. The production facilities for powdered oil have been built and are now in trial production phase. We have also begun to build facilities for manufacturing soybean protein concentrates, textured protein and defatted soy powder. The production of concentrated protein and defatted soy powder will be launched within the last quarter of 2008, and the production ine of textured protein will be put into operations within the 2nd quarter of 2009.

We sell our products under the “Yanglin” brand name to various geographic regions of the PRC through our various distribution channels (see “ Sales and Marketing ” below) directly to our customers primarily within the PRC market. In the fiscal year ending 2007, we processed approximately 385,000 tons of soybeans and generated total revenues amounting to approximately $155.2 million with net income amounting to $10.3 million.

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

On January 17, 2008, the Company changed its name from “Victory Divide Mining Company” to Yanglin Soybean, Inc.”

Major Performance Factors

Revenue

We derive our revenue mainly from the sales of 3 main products, namely soybean oil (4 th grade), salad oil and soybean meal. The revenue may be affected by the following factors:

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

Results of Operations

The following table shows the operating results for the years ended December 31, 2005, December 31, 2006 and December 31, 2007.

Consolidated Statement of Operations	The year ended Dec. 31, 2005 ($)	The year ended Dec. 31, 2006 ($)	The year ended Dec. 31, 2007 ($)
	(audited)	(audited)	(audited)
Sales Revenue (net of discounts, returns and allowances)	38,430,465	88,078,494	155,206,867
Other sales		-	-
Cost of sales	(35,132,664)	(79,862,179)	(142,568,658)
Gross Profit	3,297,801	8,216,315	12,638,209
Selling expenses	(43,094)	(63,209)	(146,411)
General and administrative expenses	(1,103,262)	(1,078,184)	(1,812,450)
Income from operations	2,151,445	7,074,922	10,679,348
Interest expense, net	(150,370)	(219,032)	(394,705)
Other income	-	-	39,385
Other expense	-	-	-
Income before taxation	2,001,075	6,855,890	10,324,028
Income tax	-	-	-
Net Income	2,001,075	6,855,890	10,324,028
Foreign currency translation adjustment	397,756	675,461	2,676,688
Comprehensive income	2,398,831	7,531,351	13,000,716

Year Ended December 31, 2007 Compared with Year Ended December 31, 2006

Net Sales

	For The Year Ended December 31		Period to Period Change
Item	2007 Amount ($)	2006 Amount ($)	Amount ($)%
Soybean meal	92,563,442	58,770,932	33,792,510	57.5
Soybean oil	47,071,641	22,149,399	24,922,242	112.5
Salad Oil	15,571,784	7,158,163	8,413,621	117.5
Total Net Sales	155,206,867	88,078,494	67,128,373	76.2

Net sales revenue was $155,206,867 for the year ended December 31, 2007, an increase of $67,128,373 or 76.2% from $88,078,494 for the year ended December 31, 2006 . This is primarily due to the 24.7% increase in our processing volume and the resultant growth in sales volume, and the significant increase in the market price of soybean products. Three main products of ours, namely soybean meal, soybean oil and salad oil, achieved a year over year growth rate of 57.5%, 112.5% and 117.5% respectively.

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

Cost of Sales and Gross Profit

	For The Year Ended December 31				Period to Period Change
	2007	% of Sales	2006	% of Sales
	Amount ($)	Revenue	Amount ($)	Revenue	Amount ($)%
Soybean meal	(86,654,275)	93.6	(53,256,342)	90.6	33,397,933	62.7
Soybean oil	(42,075,631)	89.4	(20,080,631)	90.7	21,995,000	109.5
Salad Oil	(13,838,752)	88.9	(6,525,206)	91.2	7,313,546	112.1
Cost of Sales	(142,568,658)	91.9	(79,862,179)	90.7	62,706,479	78.5

Soybean meal	5,909,167	6.4	5,514,590	9.4	394,577	7.2
Soybean oil	4,996,010	10.6	2,068,768	9.3	2,927,242	141.5
Salad Oil	1,733,032	11.1	632,957	8.8	1,100,075	173.8
Gross Profit	12,638,209	8.1	8,216,315	9.3	4,421,894	53.8

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

The rise in soybean price was caused by two reasons. First, the drought in the summer of 2007 caused soybean production volume to fall significantly in Heilongjiang province, with s ome of Heilongjiang’s soybean production areas witnessing a 60% fall in volume. Second, the continuously low price in 2006 and prior years discouraged the farmers from planting soybean, and this caused a shrink in the growing area of soybean in China, i.e. 12% less in 2007 than in 2006. The reduction in supply resulted in the average unit cost of soybeans rising to about $405 per ton for the year ended December 31, 2007, from around $236 per ton for the year ended December 31, 2006, an increase of approximately 72%. The comparison from a time spot perspective shows that The purchase price in our local area rose from $298 per ton at the end of December of 2006 which is approximately 73.2% to $515 at the end of December of 2007.

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

Income fromOperations and Net Income

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

Income from operations rose 50.9% or $3,604,426 for the year ended December 31, 2007, at $10,679,348, over the year ended December 31, 2006, at $7,074,922, thanks to the increase by 76.2% in sales revenue. At the same time, operating margin fell from 8.0% to 6.9%, due to the unexpected significant rise in soybean price as described above, as soybean purchasing costs constitute the major portion of our costs, while the ratio of selling expenses and general and administrative expenses as a percentage of net sales is quite small. We expect to see this ratio rise slightly in the future, as soybean price is expected to fall and stabilize by end of this year , and there would be further improvement of operating efficiency due to accumulation of skills and experience and larger economy of scales because of increasing sales volume.

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

Net income increased by $ 3,468,138 or 50.6 % from the year ended December 31, 2006 to the year ended December 31, 2007. At the same time, net profit margin fell from 7.8% to 6.7%. This was for the same reason as income from operations, as there was unexpected significant rise in the price of soybean, our major raw material.

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

Selling expenses for the year ended December 31, 2006 increased by $ 20,115 or 46.7 % over the year ended December 31, 2005. This was mainly due to the increase in sales-related shipping and handling expenses, which usually is directly correlate with sales volume. As a percentage of net sales, selling expenses dropped from 0.11% to 0.07% over the year.

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

Income from Operations and Net Income

	For The Year Ended December 31				Period to Period
	2006	% of Sales	2005	% of Sales	Change
	Amount ($)	Revenue	Amount ($)	Revenue	Amount ($)%
Income from operations	7,074,922	8.0	2,151,445	5.6	4,923,477	228.8
Interest expenses, net	(219,032)	0.24	(150,370)	0.39	68,662	45.7
Other income, net of expenses	-	-	-	-	-	-
Income tax	-	-	-	-	-	-
Net income	6,855,890	7.8	2,001,075	5.3	4,854,815	242.6
Foreign currency translation adjustment	675,461	0.76	397,756	1.0	277,705	69.8
Comprehensive income	7,531,351	8.6	2,398,831	6.3	5,132,520	214.0

Income from operations rose 228.8% or $4,923,477 for the year ended December 31, 2006, at $7,074,922, over the year ended December 31, 2005, at $2,151,445, thanks mostly to the increase of 131.1% in sales revenue, while the ratio as a percentage of net sales of cost of sales and general and administrative expenses had dropped. As a result, operating margin rose from 5.6% to 8.0%, thanks to the improvement of operating efficiency due to the accumulation of skills and experience and largerer economy of scales .

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

Net income increased by $ 4,854,815 or 242.6 % from the year ended December 31, 2005 to the year ended December 31, 2006, while net profit margin rose from 5.3% to 7.8%. This was for the same reason as income from operations, as there was an increase of 131.1% in sales revenue, while the ratio as a percentage of net sales of cost of sales and general and administrative expenses had dropped.

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

As mentioned above, the reduction in supply resulted in the fact that t he average unit cost of our soybeans rose to about $405 per ton for the year ended December 31, 2007, from around $236 per ton for the year ended December 31, 2006, a growth rate of 72%. And the comparison of soybean prices from another angle shows that the purchase price in our local area rose from $298 per ton at the end of December of 2006 by 73.2% to $515 at the end of December of 2007. However, overall speaking, the rise in the average selling price of soybean products could not compensate for the increase in raw material cost (please refer to section “Cost of Sales and Gross Profit” above in the comparison between the operating results of 2007 and 2006).

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

For the above reasons, we had to spend a great more amount of cash on procuring and maintaining our inventories. In the year ended December 31, 2007, $9,712,307 cash was used in procuring and maintaining inventories. In addition, $5,508,012 cash was used as advances to suppliers. We used to pay almost ignorable advances to suppliers. However, due to the material fall in soybeans supply, we have to pay large advances to major suppliers to secure the supply of raw materials.

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

Revenue recognition

Revenue represents the invoiced value of goods sold recognized upon the delivery of goods to customers. Revenue is recognized when all of the following criteria are met: Persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, and the seller’s price to the buyer is fixed or determinable, and collection is reasonably assured.

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

Shaocheng Xu, was appointed as Yanglin’s Chief Financial Officer in March 2007. Previously, he worked as a financial consultant in Dow Jones Business Consultants, Inc. from August 2006 t o March 2007 and as the Internal Control Supervisor at Citigroup Asia Pacific Operations Center from July 2005 to August 2006. From September 2004 to July 2005, he was studying for a Master of Professional Accounting with the Shanghai University of Finance and Economics and will soon obtain the degree. From September 2001 to August September 2004, he was the corporate management coordinator for United Automotive Electronics Systems Co., Ltd. From August 1999 to September 2001, he worked as a senior customer services representative in Shanghai Eastern Rohm and Haas Corp. From July 1997 to August 1999, he was the Manager Assistant in Shanghai Foreign Aviation Corp. Mr. Xu received his Bachelor of Arts in English from Foreign Affairs College of China in 1997. He is currently still studying for a Master of Accounting with the Shanghai University of Finance and Economics. Mr. Xu is also soon to be qualified as a Professional Accountant with the Association of Chartered Certified Accountants (ACCA) of the United Kingdom.

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

The following is a summary of the compensation paid by the company to its executive officers for 2007 ended December 31, 2007 and for 2006 ended December 31, 2006. No other executive officers received compensation in excess of $100,000 for the year of 2007 and 2006. We did not engage in any benchmarking of compensation to set the compensation to our executive officers.

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

Compensation Discussion & Analysis

Yanglin strives to provide its named executive officers (as defined in Item 402 of Regulation S-K) with a competitive base salary that is in-line with their roles and responsibilities.

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

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)					Percentage of Class (1)
	Series A	Series B		Common Stock
Owner of More than 5% of Class

Vision Opportunity Master Fund Ltd 20 West 55th Street, 5th Floor, New York, NY 10019-5373	3,720,930					37.2%

Sansar Capital Special Opportunity Master Fund, LP (Cayman Master) Walkers SPV Ltd. Walkers House Mary Street 908GT Georgetown, Grand Cayman Cayman Islands	2,767,442					27.7%

Vicis Capital Master Fund 126 East 56th Streey, 7th Floor, New York, NY 10019-5373	2,093,023					20.9%

Vision Opportunity Master Fund Ltd 20 West 55th Street, 5th Floor, New York, NY 10019-5373 (2)		3,382,664	(2)			43.4%

Sansar Capital Special Opportunity Master Fund, LP (Cayman Master) Walkers SPV Ltd. Walkers House Mary Street 908GT Georgetown, Grand Cayman Cayman Islands (2)		2,515,856	(2)			32.3%

Vicis Capital Master Fund 126 East 56th Streey, 7th Floor, New York, NY 10019-5373 (2)		1,902,748	(2)			24.4%

Vision Opportunity Master Fund Ltd 20 West 55th Street, 5th Floor, New York, NY 10019-5373 (7)				18,283,985	(3)	47.8%

Sansar Capital Special Opportunity Master Fund, LP (Cayman Master) (7)				13,208,245	(3)	39.8%

Vicis Capital Master Fund 126 East 56th Streey, 7th Floor, New York, NY 10019-5373 (7)				9,989,429	(3)	33.3%

Winner State Investments Limited No. 99, Fanrong Street, Jixian Town, Heilongjiang, the People’s Republic of China.				18,200,000	(4) (5)	91.0%

Directors and Executive Officers
Shulin Liu 99 Fanrong Street, Jixian County, Heilongjiang Province, People’s Republic of China 155900				9,100,000	(5)	45.5%

Yang Miao 99 Fanrong Street, Jixian County, Heilongjiang Province, People’s Republic of China 155900				100,000		0.5%

All Directors and Executive Officers				9,200,000		46%

(1)
On October 3, 2007, we entered and consummated a Series A Preferred Agreement for the sale of a total of 10,000,000 shares of our newly designated Series A Preferred Shares for the purchase price of $2.15 per share. Each entity’s number of Series A Preferred Shares were determined by dividing the amount of Purchase Price (as defined in the Series A Preferred Agreement) paid by such entity by the $2.15 per share price. Each share of Series A Preferred Stock is convertible into one share of our Common Stock. In determining beneficial ownership of our preferred stock, the number of shares shown includes shares which the beneficial owner may acquire upon exercise of warrants or options which may be acquired within 60 days. In determining the percent of preferred stock owned by a person or entity on March 31, 2008, (a) the numerator is the number of shares of the class beneficially owned by such person or entity, including shares which the beneficial ownership may acquire within 60 days of exercise of warrants or options, and (b) the denominator is the sum of (i) the total shares of that class outstanding on March 31, 2008, and (ii) the total number of shares that the beneficial owner may acquire upon exercise of the warrants and option. Unless otherwise stated, each beneficial owner has sole power to vote and dispose of its shares.

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

(2)
Pursuant to the October 3 2007 Series A Preferred Agreement, each purchaser who purchases not less than $4 million worth of Series A Preferred Shares shall also be issued a Series J Warrant, to purchase such number of our newly designated Series B Preferred Shares, equal to the Purchase Price (as defined in the Series A Preferred Agreement) paid by such purchaser pursuant to this Agreement divided by $2.37 per share or, if the Purchase Price is reduced pursuant to Section 1.6 of the Agreement, 110% of the adjusted per share Purchase Price. Vision Opportunity Master Fund Ltd, Sansar Capital and Vicis Master Fund have exceeded this threshold and have been granted a Series J Warrant to purchase 3,382,664, 2,515,856 and 1,902,748 shares of our Series B Preferred Shares respectively.

(3)
Each Series A Preferred Share is convertible, at the option of the holder, into one share of our Common Stock. Accordingly, in total, the Series A Preferred Shares are convertible into 10,000,000 shares of our Common Stock. Each share of Series B Preferred Share is convertible, at the option of the holder, into one share of our Common Stock. The share number of Common Stock is determined by assuming conversion of all Series A and Series B Preferred Shares, exercise of all warrants (A, B, J, C, and D) by the parties and then add all the numbers together, we would have the shares of our Common Stock for such parties. For example, for Vision Opportunity Master Fund Ltd, we add all the numbers from different columns from the table of footnote 8 below, and we would have 18,283,985 shares of Common Stock.

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

Contractual Arrangements between WFOE and Yanglin, or, PRC Restructuring Arrangements.

Winner State (BVI) (jointly owned by our CEO, Mr. Shulin Liu and his wife, Huanqin Ding), Yang Miao, a director of the Company, and other minor shareholders own 100% of the Company. The Company, in turn, owns 100% of Faith Winner (BVI) after the share exchange occurred on October 3, 2007. Faith Winner (BVI) owns 100% of Faith Winner (Jixian) Agriculture Development Company or WFOE. Shulin Liu together with his wife, Huanqin Ding, own 18,200,000 shares of common stock of the Company, or 91%. Because the Company is the 100% owner of Faith Winner (BVI), Shulin Liu and Huanqin Ding own 91% of Faith Winner (BVI). The same is true for WFOE. Yang Miao owns 100,000 shares of common stock of the Company, or 0.5%.

In connection with the share exchange transactions, WFOE executed a series of agreements with Yanglin, and as a result, WFOE acquired control over Yanglin’s business, personnel and finances as if it were a wholly owned subsidiary of WFOE (collectively, the "Restructuring Agreements").

In addition, the executive officers for WFOE and Yanglin are identical. Furthermore, Winner State (BVI), the Company, Faith Winner (BVI) and WFOE are holding companies. The actual business operation is carried out by Yanglin.

Consignment Agreements

Each of Yanglin’s two shareholders (our CEO Shulin Liu and his wife Huanqin Ding) holding in the aggregate 100% of Yanglin’s equity interests (collectively, the “Yanglin Shareholders”), entered into a Consignment Agreement with Faith Winner (BVI) (each a “Consignment Agreement” and collectively, the “Consignment Agreements”). Pursuant to these Consignment Agreements, each such Yanglin Shareholder consigned all its rights and interests as a shareholder of Yanglin to Faith Winner (BVI), including without limitation, its right to elect directors and officers, obtain information about Yanglin, dispose of the consigned equity interests and other shareholder rights and interests. These agreements will remain effective until Faith Winner (BVI) or its designees have acquired 100% of the equity interest of Yanglin or substantially all assets of Yanglin. Prior to the termination of the Consignment Agreements, the Yanglin Shareholders are prohibited from disposing, encumbering, consigning or restructuring the consigned interests without the prior written consent of Faith Winner (BVI).

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

Loan Agreement

Under the Loan Agreement, WFOE agreed to provide a loan to Yanglin in the principal amount of $17,000,000 to be used as working capital for its business operations. Repayment should be made in its entirety or in part, at WFOE’s option and upon 10 days written notice, either (i) in cash, or (ii) by a transfer of equity interests of Yanglin or all its assets (at the minimum price allowed under PRC law with any excess over such price continuing to be subjected to the repayment obligation under the Loan Agreement). The Loan Agreement also provides restrictive provisions substantially similar to those provided under the Exclusive Purchase Option Agreement as described above under “Exclusive Purchase Option Agreement” in this Section. As of August 10, 2008, no amount of the loan principal, or any interest has been paid to WFOE. The loan carries no interest rate.

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

Procedures for Approval of Related Party Transactions

Our policy is that our board of directors is charged with reviewing and approving all potential related party transactions.   All such related party transactions are then required to be reported under applicable SEC rules. Otherwise, we have not adopted procedures for review of, or standards for approval of, these transactions, but instead review such transactions on a case-by-case basis. In addition, we have not adopted any policy for recusal of interested directors in reviewing and approving these related party transactions.

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

56

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

Since our previous report dated March 29, 2008, it was determined that the consolidated financial statements needed restatement to make corrections as described in note 21.

Hong Kong
March 29, 2008,	Albert Wong & Co.
except for Note 22, as to which the date is August 20, 2008.	Certified Public Accountants

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

See notes to consolidated financial statements

YANGLIN SOYBEAN INC. F/K/A VICTORY DIVIDE MINING COMPANY

CONSOLIDATED BALANCE SHEETS (Continued)
AS AT DECEMBER 31, 2007, 2006, 2005 AND 2004
(Stated in US Dollars)

	Notes	2007	2006	2005	2004

STOCKHOLDERS’ EQUITY
Preferred Stock – $0.001 par value 50,000,000 share authorized ; 9,999,999, none, none, and none issued and outstanding as of December 31, 2007, 2006, 2005, and 2004 respectively.	13	$10,912,174	$-	$-	$-

Common stock - $0.001 par value 100,000,000 shares authorized; 20,000,003, 18,500,000, 18,500,000, and 18,500,000 shares issued and outstanding as of December 31, 2007, 2006, 2005, and 2004 respectively.	14	20,000	18,500	18,500	18,500
Additional paid-in capital	14	27,277,053	12,248,936	12,228,936	12,228,936
Statutory reserves	2(t)	3,490,834	1,716,827	643,236	270,697
Retained earnings		9,421,860	8,860,198	3,077,899	1,449,363
Accumulated other comprehensive income	2(u)	3,565,878	889,190	213,729	(184,027)
		$54,687,799	$23,733,651	$16,182,300	$13,783,469
TOTAL LIABILITIES AND
STOCKHOLDERS’ EQUITY		$70,732,531	$35,245,747	$27,090,833	$20,454,198

See notes to consolidated financial statements

YANGLIN SOYBEAN INC. F/K/A VICTORY DIVIDE MINING COMPANY

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31, 2007, 2006, 2005 AND 2004
(Stated in US Dollars)

	Notes	2007	2006	2005	2004

Net sales	2(l)&19	$155,206,867	$88,078,494	$38,430,465	$26,325,611
Cost of sales	2(m)&19	(142,568,658)	(79,862,179)	(35,132,664)	(24,557,296)

Gross profit		$12,638,209	$8,216,315	$3,297,801	$1,768,315

Selling expenses		(146,411)	(63,209)	(43,094)	(54,553)
General and administrative expenses		(1,812,450)	(1,078,184)	(1,103,262)	(902,258)

Income from operations		$10,679,348	$7,074,922	$2,151,445	$811,504

Interest expenses, net	16	(394,705)	(219,032)	(150,370)	(100,455)
Other income-government grant		39,385	-	-	211,168

Income before taxation		$10,324,028	$6,855,890	$2,001,075	$922,217

Income tax	2(s)&17	-	-	-	-

Net income		$10,324,028	$6,855,890	$2,001,075	$922,217

Foreign currency translation adjustment		2,676,688	675,461	397,756	398

Comprehensive income		$13,000,716	7,531,351	2,398,831	922,615

Basic earnings per share before dividend	15	$0.516	$0.343	$0.100	$0.046

Basic earnings per share after dividend	15	$0.117	$0.343	$0.100	$0.046

Diluted earnings per share	15	$0.069	0.343	0.100	0.046

Basic weighted average share
outstanding	15	19,998,473	19,998,473	19,998,473	19,998,473

Diluted weighted average share outstanding	15	34,004,568	19,998,473	19,998,473	19,998,473

See notes to consolidated financial statements

YANGLIN SOYBEAN INC. F/K/A VICTORY DIVIDE MINING COMPANY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2007, 2006, 2005 AND 2004
(Stated in US Dollars)

							Accumulated
	Common stock			Additional			other
	Number		Preferred	paid-in	Statutory	Retained	comprehensive
	of share	Amount	stock	capital	reserves	earnings	income	Total

Bal., 1/1/2004	18,500,000	$18,500	-	12,049,027	119,636	678,207	(184,425)	12,680,948
Net income	-	-	-	-	-	922,217	-	922,217
Addition of capital	-	-	-	179,909	-	-	-	179,909
Appropriations to
surplus reserves	-	-	-	-	151,061	(151,061)	-	-
Foreign currency
adjustment	-	-	-	-	-	-	398	398
Bal., 12/31/2004	18,500,000	$18,500	-	12,228,936	270,697	1,449,363	(184,027)	13,783,469

Bal., 1/1/2005	18,500,000	$18,500	-	12,228,936	270,697	1,449,363	(184,027)	13,783,469
Net income	-	-	-	-	-	2,001,075	-	2,001,075
Appropriations to
surplus reserves	-	-	-	-	372,539	(372,539)	-	-
Foreign currency
adjustment	-	-	-	-	-	-	397,756	397,756
Bal., 12/31/2005	18,500,000	$18,500	-	12,228,936	643,236	3,077,899	213,729	16,182,300

Bal., 1/1/2006	18,500,000	$18,500	-	12,228,936	643,236	3,077,899	213,729	16,182,300
Net income	-	-	-	-	-	6,855,890	-	6,855,890
Addition of capital	-	-	-	20,000	-	-	-	20,000
Appropriations to
surplus reserves	-	-	-	-	1,073,591	(1,073,591)	-	-
Foreign currency
adjustment	-	-	-	-	-	-	675,461	675,461
Bal., 12/31/2006	18,500,000	$18,500	-	12,248,936	1,716,827	8,860,198	889,190	23,733,651

Bal., 1/1/2007	18,500,000	$18,500	-	12,248,936	1,716,827	8,860,198	889,190	23,733,651
Net income	-	-	-	-	-	10,324,028	-	10,324,028
Reverse acquisition	1,497,608	1,498	-	(210,496)	-	-	-	(208,998)
Addition of capital	2,395	2	10,912,174	15,238,613	-	-	-	26,150,789
Dividends	-	-		-	-	(7,988,359)	-	(7,988,359)
Appropriations to
surplus reserves	-	-	-	-	1,774,007	(1,774,007)	-	-
Foreign currency
adjustment	-	-	-	-	-	-	2,676,688	2,676,688
Bal., 12/31/2007	20,000,003	$20,000	10,912,174	27,277,053	3,490,834	9,421,860	3,565,878	54,687,799

See notes to consolidated financial statements

YANGLIN SOYBEAN INC. F/K/A VICTORY DIVIDE MINING COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2007, 2006, 2005 AND 2004
(Stated in US Dollars)

	2007	2006	2005	2004
Cash flows from operating activities
Net income	$10,324,028	$6,855,890	$2,001,075	$922,217
Depreciation	2,028,313	1,461,597	512,370	503,092
Amortization	78,397	52,827	32,542	27,061
Gain on disposal of fixed assets	(13,048)	-	-	-

Adjustments to reconcile net income to net
cash (used in) provided by operating activities:
Accounts receivable	182,708	353,941	15,498	(77,589)
Inventories	(9,712,307)	(1,814,596)	(1,871,350)	3,068,939
Advances to suppliers	(5,508,012)	1,544	4,139	(5,584)
Prepaid VAT and other taxes	(1,667,452)	(45,954)	(279,892)	470,583
Other receivables	714,295	463,017	(40,972)	35,130
Accounts payable	(730,106)	166,753	(1,244,928)	(1,747,811)
Other payables	(698,636)	(70,762)	(60,051)	(414,050)
Customers deposits	152,225	(142,442)	573,510	1,592,010
Accrued liabilities	(16,561)	(13,664)	275,752	(39,553)
Net cash provided by/(used in) operating activities	$(4,866,156)	$7,268,151	$(82,307)	$4,334,445

Cash flows from investing activities
Payment of plant and equipment	(386,260)	(7,251,862)	(6,578,076)	(199,502)
Sales proceeds of plant and equipment	55,138	-	-	-
Payment of construction in progress	(11,702,842)	-	(716,540)	(709,226)
Payment of land use right	120,560	(2,267,341)	(4,023)	(144,784)
Increase in restricted cash	(500,000)	-	-	-
Net cash used in investing activities	$(12,413,404)	$(9,519,203)	$(7,298,639)	$(1,053,512)

Cash flows from financing activities
Issue of share capital and warrants	17,849,093	20,000	-	179,906
Bank borrowings	11,815,365	6,898,366	6,473,013	2,385,598
Bank loan repayments	(6,737,488)	(4,696,050)	(4,713,320)	(2,400,296)
Net cash provided by financing activities	$22,926,970	$2,222,316	$1,759,693	$165,208

Net in cash and cash equivalents (used)/sourced	5,647,410	(28,736)	(5,621,253)	3,446,141

Effect of foreign currency translation on cash and
cash equivalents	549,091	95,833	132,223	425

Cash and cash equivalents–beginning of year	3,013,520	2,946,423	8,435,453	4,988,887

Cash and cash equivalents–end of year	$9,210,121	$3,013,520	$2,946,423	$8,435,453

Supplementary cash flow information:
Interest received	$64,277	$26,715	$5,721	$2,686
Interest paid	457,647	244,723	155,925	103,057

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

YANGLIN SOYBEAN INC. F/K/A VICTORY DIVIDE MINING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(l)  Revenue recognition

Revenue represents the invoiced value of goods sold recognized upon the delivery of goods to customers. Revenue is recognized when all of the following criteria are met: Persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the seller’s price to the buyer is fixed or determinable, and collection is reasonably assured.

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

YANGLIN SOYBEAN INC. F/K/A VICTORY DIVIDE MINING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

10.  SHORT TERM BANK LOANS (Continued)

	2007	2006	2005	2004
Loans from Industrial And
Commercial Bank of China, interest
rates at 5.58% per annum, due
December 1, 2006	$-	$-	$-	$39,670

Loans from Agricultural Development
Bank of China, interest rates at 5.22%
per annum, due April 12, 2006	-	-	3,715,916	-

	$12,305,000	$6,523,825	$4,335,235	$2,425,479

Interest paid for the years ended December 31, 2007, 2006, 2005, and 2004 were $415,632, $223,296, $142,951, and $92,918, respectively.

11.  OTHER PAYABLES

Other payables are as follows:

	2007	2006	2005	2004

Due for employees	$10,670	$9,982	$67,889	$54,545
Subsidy loan from government	-	-	-	69,993
Sundry	33,710	14,781	26,051	26,434

	$44,380	$24,763	$93,940	$150,972

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

The agreement also provides that if the Company doesn’t file, or if the registration statements aren’t declared effective throughout the required period, or if the company ceases to trade on certain exchanges as defined, the Company shall pay damages equal to 1.5% of the amount invested for each calendar month capped at a cumulative damage payment amount of 15%. Further, if the Company fails to obtain a listing on NASDAQ or the New York Stock Exchange, then 1,000,000 shares of common stock of the company will be given to the investors. The company is accounting for these penalties in accordance with FAS 5 - Accounting for Contingencies, whereby the penalty will not be recorded as a liability until and if it is probable the penalty will be incurred. No penalty has been recorded in the accompanying consolidated financial statements for this instance.

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

15.  EARNINGS PER SHARE

The calculation of the basic and diluted earnings per share attributable to the common stock holders is based on the following data:

	2007	2006	2005	2004
Earnings:
Net income for the year	$10,324,028	$6,855,890	$2,001,075	$922,217
Dividends	(7,988,359)	-	-	-

Earnings for the purpose of basic
earnings per share	$2,335,669	$6,855,890	$2,001,075	$922,217

Effect of dilutive potential common
stock	-	-	-	-

Earnings for the purpose of dilutive
earnings per share	$2,335,669	$6,855,890	$2,001,075	$922,217

Number of shares:

Weighted average number of
common stock for the purpose of basic
earnings per share	19,998,473	19,998,473	19,998,473	19,998,473
Effect of dilutive potential common
stock - conversion of convertible
preferred stock	9,999,999	-	-	-
Effect of dilutive potential common
stock - conversion of warrants	4,004,566	-	-	-

Weighted average number of common
stock for the purpose of dilutive
earnings per share	34,004,568	19,998,473	19,998,473	19,998,473

Earnings per share

Basic earnings per share before dividend	0.516	0.343	0.100	0.046

Basic earnings per share after dividend	0.117	0.343	0.100	0.046

Dilutive earnings per share	0.069	0.343	0.100	0.046

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

19.   SALES BY PRODUCTS

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

YANGLIN SOYBEAN INC. F/K/A VICTORY DIVIDE MINING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

20.  RELATED PARTIES TRANSACTIONS

The following material transactions with related companies, during the periods were opinion of the directors, carried out in the ordinary course of business and on normal commercial terms:

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

On November 2, 2006, Yanglin entered into a Financial Consulting Agreement (the “MHA Agreement”) with Mass Harmony Asset Management Limited (“MHA”). Pursuant to the MHA Agreement, Yanglin is to pay MHA an aggregate of RMB 300,000 (approximately US$ 39,891), half of which is payable within five business days upon the execution of the MHA Agreement, and the balance is due within five business days after the closing of a reverse merger.
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

YANGLIN SOYBEAN INC. F/K/A VICTORY DIVIDE MINING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

21.   RESTATEMENT

In the course of the SEC review of registration statements on Form S-1 and Form S-1/A (File Nos. 333-150822), we restated our annual report on March 29, 2008 for the fiscal years ended December 31, 2007, 2006, 2005, and 2004. Our consolidated balance sheets as of December 31, 2007, 2006, 2005, and 2004, our consolidated statements of income, our consolidated statements of cash flows and our consolidated statements of changes in shareholders’ equity for the fiscal years ended December 31, 2007, 2006, 2005, and 2004, and also extended or modified certain notes to here consolidated financial statements. This restatement arose relating to: (1) the incorrect accounting treatment on the reverse acquisition including incorrect number of shares recorded as exchange for all the shares of Faith Winner Investments Limited, and the accumulated deficits had not been put into the additional paid-in capital. The impacts of the above have made the changes in figures as of December 31, 2007 by a decrease in additional paid-in capital by $210,496, and an increase of accumulated other comprehensive income by $210,496. The impacts of the above have made the changes in figures as of December 31, 2006, 2005, and 2004, by a decrease in share capital by $1,500, and an increase of additional paid-in capital by $1,500. (2) the inappropriate classification of the gain on disposal of fixed assets as other income. The impacts of the above have made the changes in figures as of December 31, 2007 by a decrease in other income by $13,048, and a decrease of general & administrative expenses by $13,048. (3) the omission of recognition of the beneficial conversion feature of convertible preferred stock as dividends. The impacts of the above have made the changes in figures as of December 31, 2007 by an increase in preferred stock and decrease in retained earnings by $7,988,359. Also the amount of earnings for purpose of basic earnings per share decreased as $2,335,669. (4) the omission of recognition of the effect of dilutive potential common stock by conversion of warrants. The impacts of the above have made the changes in figures as of December 31, 2007 by an increase in weighted average number of common stock for the purpose of dilutive earnings per share by 4,006,096, and a decrease of dilutive earnings per share by $0.275.

YANGLIN SOYBEAN INC.

BALANCE SHEETS

	Original	Restated
	December 31,
	2007	2007
ASSETS
Current assets
Cash and cash equivalents	$9,210,121	$9,210,121
Pledged deposits	500,000	500,000
Accounts receivable	13,854	13,854
Inventories	17,883,652	17,883,652
Advances to suppliers	5,736,267	5,736,267
Prepaid VAT and other taxes	2,457,137	2,457,137
Other receivables	27,896	27,896

Total current assets	$35,828,927	$35,828,927
Property, plant and equipment, net	22,563,196	22,563,196
Land use rights, net	3,444,081	3,444,081
Prepaid deposits for equipment and construction	8,896,327	8,896,327

TOTAL ASSETS	$70,732,531	$70,732,531
LIABILITIES AND
STOCKHOLDERS’ EQUITY
Current liabilities
Short term bank loans	$12,305,000	$12,305,000
Current portion of long term bank loans	47,433	47,433
Accounts payable	12,921	12,921
Other payables	44,380	44,380
Customers deposits	2,656,777	2,656,777
Accrued liabilities	521,114	521,114

Total current liabilities	$15,587,625	$15,587,625
Long term liabilities
Long term bank loans	457,107	457,107

TOTAL LIABILITIES	$16,044,732	$16,044,732

YANGLIN SOYBEAN INC.

BALANCE SHEETS (Continued)

	Original	Restated
	December 31,
	2007	2007
STOCKHOLDERS’ EQUITY
Preferred stock – $0.001 par value
50,000,000 share authorized ; 9,999,999 issued
and outstanding as of December 31, 2007	$10,912,174	$2,923,815

Common stock - $0.001 par value
100,000,000 shares authorized; 20,000,003
shares issued and outstanding as of December 31,
2007	20,000	20,000
Additional paid-in capital	27,487,549	27,277,053
Statutory reserves	3,490,834	3,490,834
Retained earnings	9,421,860	17,410,219
Accumulated other comprehensive income	3,355,382	3,565,878

	$54,687,799	$54,687,799

TOTAL LIABILITIES AND
STOCKHOLDERS’ EQUITY	$70,732,531	$70,732,531

YANGLIN SOYBEAN INC.

BALANCE SHEETS

	Original	Restated
	December 31,
	2006	2006
ASSETS
Current assets
Cash and cash equivalents	$3,013,520	$3,013,520
Accounts receivable	190,989	190,989
Inventories	7,268,594	7,268,594
Prepaid VAT and other taxes	674,184	674,184
Other receivables	124,767	124,767

Total current assets	$11,272,054	$11,272,054
Property, plant and equipment, net	20,557,531	20,557,531
Land use rights, net	3,416,162	3,416,162

TOTAL ASSETS	$35,245,747	$35,245,747
LIABILITIES AND
STOCKHOLDERS’ EQUITY
Current liabilities
Short term bank loans	$6,523,825	$6,523,825
Current portion of long term bank loans	51,309	51,309
Accounts payable	723,506	723,506
Amounts due to construction	885,811	885,811
Other payables	24,763	24,763
Customers deposits	2,337,371	2,337,371
Accrued liabilities	503,734	503,734

Total current liabilities	$11,050,319	$11,050,319
Long term liabilities
Long term bank loans	461,777	461,777

TOTAL LIABILITIES	$11,512,096	$11,512,096

YANGLIN SOYBEAN INC.

BALANCE SHEETS (Continued)

	Original	Restated
	December 31,
	2006	2006
STOCKHOLDERS’ EQUITY

Common stock - $0.001 par value
100,000,000 shares authorized; 18,500,000
shares issued and outstanding as of December 31,
2006	$20,000	$18,500
Additional paid-in capital	12,247,436	12,248,936
Statutory reserves	1,716,827	1,716,827
Retained earnings	8,860,198	8,860,198
Accumulated other comprehensive income	889,190	889,190

	$23,733,651	$23,733,651

TOTAL LIABILITIES AND
STOCKHOLDERS’ EQUITY	$35,245,747	$35,245,747

YANGLIN SOYBEAN INC.

BALANCE SHEETS

	Original	Restated
	December 31,
	2005	2005
ASSETS
Current assets
Cash and cash equivalents	$2,946,423	$2,946,423
Accounts receivable	534,866	534,866
Inventories	5,244,189	5,244,189
Advances to suppliers	1,526	1,526
Prepaid VAT and other taxes	607,383	607,383
Other receivables	577,496	577,496

Total current assets	$9,911,883	$9,911,883
Property, plant and equipment, net	15,646,165	15,646,165
Land use rights, net	1,118,471	1,118,471
Prepaid deposits for equipment and construction	414,314	414,314

TOTAL ASSETS	$27,090,833	$27,090,833
LIABILITIES AND
STOCKHOLDERS’ EQUITY
Current liabilities
Short term bank loans	$4,335,235	$4,335,235
Current portion of long term bank loans	27,390	27,390
Accounts payable	535,715	535,715
Amounts due to construction	2,736,888	2,736,888
Other payables	93,940	93,940
Customers deposits	2,404,180	2,404,180
Accrued liabilities	501,288	501,288

Total current liabilities	$10,634,636	$10,634,636
Long term liabilities
Long term bank loans	273,897	273,897

TOTAL LIABILITIES	$10,908,533	$10,908,533

YANGLIN SOYBEAN INC.

BALANCE SHEETS (Continued)

	Original	Restated
	December 31,
	2005	2005
STOCKHOLDERS’ EQUITY

Common stock - $0.001 par value
100,000,000 shares authorized; 18,500,000
shares issued and outstanding as of December 31,
2005	$20,000	$18,500
Additional paid-in capital	12,227,436	12,228,936
Statutory reserves	643,236	643,236
Retained earnings	3,077,899	3,077,899
Accumulated other comprehensive income	213,729	213,729

	$16,182,300	$16,182,300

TOTAL LIABILITIES AND
STOCKHOLDERS’ EQUITY	$27,090,833	$27,090,833

YANGLIN SOYBEAN INC.

BALANCE SHEETS

	Original	Restated
	December 31,
	2004	2004
ASSETS
Current assets
Cash and cash equivalents	$8,435,453	$8,435,453
Accounts receivable	536,452	536,452
Inventories	3,256,755	3,256,755
Advances to suppliers	5,584	5,584
Prepaid VAT and other taxes	314,680	314,680
Other receivables	520,554	520,554

Total current assets	$13,069,478	$13,069,478
Property, plant and equipment, net	6,177,618	6,177,618
Land use rights, net	1,117,938	1,117,938
Prepaid deposits for equipment and construction	89,164	89,164

TOTAL ASSETS	$20,454,198	$20,454,198
LIABILITIES AND
STOCKHOLDERS’ EQUITY
Current liabilities
Short term bank loans	$2,425,479	$2,425,479
Current portion of long term bank loans	29,149	29,149
Accounts payable	1,754,410	1,754,410
Other payables	150,972	150,972
Customers deposits	1,774,682	1,774,682
Accrued liabilities	215,412	215,412

Total current liabilities	$6,350,104	$6,350,104
Long term liabilities
Long term bank loans	320,625	320,625

TOTAL LIABILITIES	$6,670,729	$6,670,729

YANGLIN SOYBEAN INC.

BALANCE SHEETS (Continued)

	Original	Restated
	December 31,
	2004	2004
STOCKHOLDERS’ EQUITY
Common stock - $0.001 par value
100,000,000 shares authorized; 18,500,000
shares issued and outstanding as of December 31,
2004	$20,000	$18,500
Additional paid-in capital	12,227,436	12,228,936
Statutory reserves	270,697	270,697
Retained earnings	1,449,363	1,449,363
Accumulated other comprehensive income	(184,027)	(184,027)

	$13,783,469	$13,783,469

TOTAL LIABILITIES AND
STOCKHOLDERS’ EQUITY	$20,454,198	$20,454,198

YANGLIN SOYBEAN INC.

STATEMENTS OF INCOME

	Original	Restated
	For Year Ended December 31,
	2007	2007

Net sales	$155,206,867	$155,206,867
Cost of sales	(142,568,658)	(142,568,658)

Gross profit	$12,638,209	$12,638,209

Selling expenses	(146,411)	(146,411)
General and administrative expenses	(1,825,498)	(1,812,450)

Income from operations	$10,666,300	$10,679,348

Interest expenses, net	(394,705)	(394,705)
Other income-government grant	39,385	39,385
Other income-gain on disposal of fixed assets	13,048	-

Income before taxation	$10,324,028	$10,324,028

Income tax	-	-

Net income	$10,324,028	$10,324,028

Foreign currency translation adjustment	2,466,192	2,676,688

Comprehensive income	$12,790,220	$13,000,716

Basic earnings per share before dividend	$0.516	$0.516

Basic earnings per share after dividend	$-	$0.117

Diluted earnings per share	$0.344	$0.069

Basic weighted average share outstanding	19,998,473	19,998,473

Diluted weighted average share outstanding	29,998,472	34,004,568

YANGLIN SOYBEAN INC.

STATEMENTS OF INCOME

	Original	Restated
	For Year Ended December 31,
	2006	2006

Net sales	$88,078,494	$88,078,494
Cost of sales	(79,862,179)	(79,862,179)

Gross profit	$8,216,315	$8,216,315

Selling expenses	(63,209)	(63,209)
General and administrative expenses	(1,078,184)	(1,078,184)

Income from operations	$7,074,922	$7,074,922

Interest expenses, net	(219,032)	(219,032)

Income before taxation	$6,855,890	$6,855,890

Income tax	-	-

Net income	$6,855,890	$6,855,890

Foreign currency translation adjustment	675,461	675,461

Comprehensive income	$7,531,351	$7,531,351

Basic earnings per share	$0.343	$0.343

Diluted earnings per share	$0.343	$0.343

Basic weighted average share outstanding	19,998,473	19,998,473

Diluted weighted average share outstanding	19,998,473	19,998,473

YANGLIN SOYBEAN INC.

STATEMENTS OF INCOME

	Original	Restated
	For Year Ended December 31,
	2005	2005

Net sales	$38,107,145	$38,430,465
Other sales	323,320	-
Cost of sales	(35,132,664)	(35,132,664)

Gross profit	$3,297,801	$3,297,801

Selling expenses	(43,094)	(43,094)
General and administrative expenses	(1,103,262)	(1,103,262)

Income from operations	$2,151,445	$2,151,445

Interest expenses, net	(150,370)	(150,370)

Income before taxation	$2,001,075	$2,001,075

Income tax	-	-

Net income	$2,001,075	$2,001,075

Foreign currency translation adjustment	397,756	397,756

Comprehensive income	$2,398,831	$2,398,831

Basic earnings per share	$0.100	$0.100

Diluted earnings per share	$0.100	$0.100

Basic weighted average share outstanding	19,998,473	19,998,473

Diluted weighted average share outstanding	19,998,473	19,998,473

YANGLIN SOYBEAN INC.

STATEMENTS OF INCOME

	Original	Restated
	For Year Ended December 31,
	2004	2004

Net sales	$26,046,389	$26,325,611
Other sales	279,222	-
Cost of sales	(24,557,296)	(24,557,296)

Gross profit	$1,768,315	$1,768,315

Selling expenses	(54,553)	(54,553)
General and administrative expenses	(902,258)	(902,258)

Income from operations	$811,504	$811,504

Interest expenses, net	(100,455)	(100,455)
Other income-government grant	211,168	211,168

Income before taxation	$922,217	$922,217

Income tax	-	-

Net income	$922,217	$922,217

Foreign currency translation adjustment	398	398

Comprehensive income	$922,615	$922,615

Basic earnings per share	$0.046	$0.046

Diluted earnings per share	$0.046	$0.046

Basic weighted average share outstanding	19,998,473	19,998,473

Diluted weighted average share outstanding	19,998,473	19,998,473

(3) Exhibits

The exhibits listed on the Exhibit Index (following the signatures section of this report) are included, or incorporated by reference, in this annual report.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

YANGLIN SOYBEAN, INC
(Registrant)

Dated: September 4, 2008	/s/ Shulin Liu
Shulin Liu

Chief Executive Officer,
Chairman of the Board

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Shulin Liu	Chief Executive Officer,	September 4, 2008
Shulin Liu	Chairman of the Board

/s/ Shaocheng Xu	Chief Financial Officer	September 4, 2008
Shaocheng Xu

/s/ Yang Miao	Director	September 4, 2008
Yang Miao

/s/ Zongtai Guo	Director	September 4, 2008
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