Form 10-Q/A
period 2008-03-31
Yanglin Soybean, Inc.
filed 2008-09-04
CIK 1368745

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Amendment No.2 to
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

EXPLANATORY NOTE

This Amendment No.2 to our quarterly report on Form 10-Q for the quarter ended on March 31, 2008, initially filed with the Securities and Exchange Commission (“SEC”) on May 15, 2008 is being filed in response to SEC’s comment letter dated July 23, 2008.

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

Report of Independent Registered Public Accounting Firm

We have reviewed the accompanying interim consolidated balance sheets, related consolidated statements of income, stockholders’ equity and cash flows statement of Yanglin Soybean Inc. and consolidated subsidiaries as of March 31, 2008, and for the three-month period then ended. These interim financial information statements are the responsibility of the company's management.

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

Since our previous report dated May 10, 2008, it was determined that the consolidated financial statements needed restatement to make corrections as described in note 20.

Hong Kong
May 10, 2008,	Albert Wong & Co.
except for Note 20, as to which the date is August 20, 2008.	Certified Public Accountants

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

See accompanying notes to consolidated financial statements

YANGLIN SOYBEAN INC. F/K/A VICTORY DIVIDE MINING COMPANY

CONSOLIDATED BALANCE SHEETS (Continued)
AS AT MARCH 31, 2008 AND DECEMBER 31, 2007
(Stated in US Dollars)

	Notes	March 31, 2008	December 31, 2007
		(Unaudited)	(Audited)
STOCKHOLDERS’ EQUITY
Preferred Stock – $0.001 par value 50,000,000 share authorized ; 9,999,999 and 9,999,999 issued and outstanding as of March 31, 2008 and December 31, 2007 respectively.	13	$10,912,174	$10,912,174

Common stock - $0.001 par value 100,000,000 shares authorized; 20,000,003 shares issued and outstanding as of March 31, 2008 and December 31, 2007	14	20,000	20,000
Additional paid-in capital	14	27,277,053	27,277,053
Statutory reserves	2(s)	3,490,834	3,490,834
Retained earnings		15,280,862	9,421,860
Accumulated other comprehensive income	2(t)	5,967,890	3,565,878
		$62,948,813	$54,687,799
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY		$80,110,931	$70,732,531

See accompanying notes to consolidated financial statements

YANGLIN SOYBEAN INC. F/K/A VICTORY DIVIDE MINING COMPANY

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007
(Stated in US Dollars) (Unaudited)

		Three months ended March 31,
		2008	2007
	Notes

Net sales	2(m)&18	$65,275,858	$35,293,846
Cost of sales	2(n)&18	(58,438,980)	(31,977,991)
Gross profit		$6,836,878	$3,315,855

Selling expenses		(54,425)	(17,613)
General and administrative expenses		(692,812)	(424,520)
Income from operation		6,089,641	2,873,722
Interest income		18,284	12,436
Interest expenses		(248,923)	(111,064)
Income from operations before income taxes		$5,859,002	$2,775,094
Income taxes	2(r)&16	-	-
Net income		$5,859,002	$2,775,094
Foreign currency translation adjustment		2,402,012	245,827
Comprehensive income		$8,261,014	$3,020,921
Basic earnings per share	15	$0.293	$0.139
Diluted earnings per share	15	$0.168	$0.139
Basic weighted average share outstanding	15	20,000,003	19,998,473
Diluted weighted average share outstanding	15	34,790,205	19,998,473

See accompanying notes to consolidated financial statements

YANGLIN SOYBEAN INC. F/K/A VICTORY DIVIDE MINING COMPANY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEAR ENDED DECEMBER 31, 2007 AND THREE-MONTHS ENDED
MARCH 31, 2008
(Stated in US Dollars) (Unaudited)

							Accumulated
	Common stock			Additional			other
	Number		Preferred	paid-in	Statutory	Retained	comprehensive
	of share	Amount	stock	capital	reserves	earnings	income	Total

Bal., 1/1/2007	18,500,000	$18,500	-	12,248,936	1,716,827	8,860,198	889,190	23,733,651
Net income	-	-	-	-	-	10,324,028	-	10,324,028
Reverse acquisition	1,497,608	1,498	-	(210,496)	-	-	-	(208,998)
Addition of capital	2,395	2	10,912,174	15,238,613	-	-	-	26,150,789
Dividends	-	-	-	-	-	(7,988,359)	-	(7,988,359)
Appropriations to surplus reserves	-	-	-	-	1,774,007	(1,774,007)	-	-
Foreign currency adjustment	-	-	-	-	-	-	2,676,688	2,676,688
Bal., 12/31/2007	20,000,003	$20,000	10,912,174	27,277,053	3,490,834	9,421,860	3,565,878	54,687,799

Bal., 1/1/2008	20,000,003	$20,000	10,912,174	27,277,053	3,490,834	9,421,860	3,565,878	54,687,799
Net income	-	-	-	-	-	5,859,002	-	5,859,002
Foreign currency adjustment	-	-	-	-	-	-	2,402,012	2,402,012
Bal., 3/31/2008	20,000,003	$20,000	10,912,174	27,277,053	3,490,834	15,280,862	5,967,890	62,948,813

See accompanying notes to consolidated financial statements

YANGLIN SOYBEAN INC. F/K/A VICTORY DIVIDE MINING COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007
(Stated in US Dollars) (Unaudited)

	Three months ended March 31
	2008	2007
Cash flows from operating activities
Net income	$5,859,002	$2,775,094
Depreciation	440,587	504,501
Amortization	41,362	19,210
Loss (Gain) on disposal of fixed assets	43,196	(11,632)

Adjustments to reconcile net income to net cash provided by operating activities:
Accounts receivable	14,122	(62,357)
Inventories	(2,649,766)	(298,780)
Advances to suppliers	(2,655,383)	-
Amounts due to construction	(227,975)	(84,076)
Prepaid VAT and other taxes	(382,049)	(23,955)
Other receivables	623,257	(145,968)
Accounts payable	(2,232)	(714,025)
Other payables	(761,119)	(1,727)
Customers deposits	462,853	98,953
Accrued liabilities	5,024	22,910
Net cash provided by operating activities	$810,879	$2,078,148

Cash flows from investing activities
Payment of plant and equipment	-	(65,864)
Sales proceeds of plant and equipment	-	63,480
Decrease (Increase) of construction in progress	173,331	(212,628)
Net cash provided by (used in) investing activities	$173,331	$(215,012)
Cash flows from financing activities
Bank loan repayments	(11,233)	(10,004)
Net cash used in financing activities	$(11,233)	$(10,004)

Net in cash and cash equivalents sourced	972,977	1,853,132
Effect of foreign currency translation on cash and cash equivalents	515,299	37,066
Cash and cash equivalents-beginning of year	9,210,021	3,013,520
Cash and cash equivalents-end of year	$10,698,297	$4,903,718
Supplementary cash flow information:
Interest received	$18,284	$12,436
Interest paid	248,923	111,064

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

The interim results of operations are not necessarily indicative of the results to be expected for the fiscal year ending March, 2008. The Company’s consolidated balance sheet as of December 31, 2007 has been taken from the Company’s audited consolidated balance sheet as of the date. All other financial statements contained herein are unaudited and, in the opinion of management, contain all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of financial position, results of operations and cash flows for the period presented. The Company’s accounting policies and certain other disclosure are set forth in the notes to the consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. These financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto.

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

Normally the Group does not require collateral from customers or debtors.

For the three months ended March 31, 2008 and 2007, the customer account for 10% or more of the Group’s revenues are as follows:

	March 31, 2008	December 31, 2007

Customer A	$-	$9,067,445

For the three months ended March 31, 2008 and year ended December 31, 2007, the customer account for 10% or more of the Group’s accounts receivable are as follows:

	March 31, 2008	December 31, 2007

Customer B	$-	$7,928
Customer C	-	7,140

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

6. OTHER RECEIVABLES

Other receivables are as follows:

	March 31, 2008	December 31, 2007

Advances to employees for purchasing materials	$41,669	$14,108
Loans to employees	-	9,777
Prepayments	10,839	-
Sundry	13,896	4,011
	$66,404	$27,896

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

15. EARNINGS PER SHARE

The calculation of the basic and diluted earnings per share attributable to the common stock holders is based on the following data:

	Three months ended March 31,
	2008	2007
Earnings:
Earnings for the purpose of basic earnings per share	$5,859,002	$2,775,094
Effect of dilutive potential common stock	-	-
Earnings for the purpose of dilutive earnings per share	$5,859,002	$2,775,094

Number of shares:
Weighted average number of common stock for the purpose of basic earnings per share	20,000,003	19,998,473
Effect of dilutive potential common stock - conversion of convertible preferred stock	9,999,999	-
Effect of dilutive potential common stock - conversion of warrants	4,790,203	-
Weighted average number of common stock for the purpose of dilutive earnings per share	34,790,205	19,998,473

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

For the three months ended March 31, 2008 and 2007, the Group’s net sales and cost of sales from these three product types, soybean meal, soybean oil and salad oil products are shown as follows:

For the three months ended March 31, 2008
	Soybean meal	Soybean oil	Salad oil	Consolidated

Net sales	$37,875,995	$19,962,842	$7,437,021	$65,275,858
Cost of sales	(34,945,118)	(17,120,390)	(6,373,472)	(58,438,980)
Segment result	$2,930,877	$2,842,452	$1,063,549	$6,836,878

For the three months ended March 31, 2007
	Soybean meal	Soybean oil	Salad oil	Consolidated

Net sales	$22,956,207	$9,391,465	$2,946,175	$35,293,846
Cost of sales	(21,526,754)	(7,936,600)	(2,514,637)	(31,977,991)
Segment result	$1,429,453	$1,454,865	$431,538	$3,315,855

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

19. RELATED PARTIES TRANSACTIONS

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

YANGLIN SOYBEAN INC. F/K/A VICTORY DIVIDE MINING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007
(Stated in US Dollars) (Unaudited)

20. RESTATEMENT

In the course of the SEC review of registration statements on Form S-1 and Form S-1/A (File Nos. 333-150822), we restated our financial statements on May 10, 2008 for the three months ended March 31, 2008, and 2007. Our consolidated balance sheets as of March 31, 2008, and 2007, our consolidated statements of income, our consolidated statements of cash flows and our consolidated statements of changes in shareholders’ equity for the three months ended March 31, 2008, and 2007, and also extended or modified certain notes to here consolidated financial statements. This restatement arose relating to: (1) the incorrect accounting treatment on the reverse acquisition including incorrect number of shares recorded as exchange for all the shares of Faith Winner Investments Limited, and the accumulated deficits had been put into the retained earnings, instead of additional paid-in capital. The impacts of the above have made the changes in figures as of March 31, 2008 by a decrease in additional paid-in capital and an increase of retained earnings by $210,496. (2) the omission of recognition of the beneficial conversion feature of convertible preferred stock as dividends. The impacts of the above have made the changes in figures as of March 31, 2008 by an increase in preferred stock and decrease in retained earnings by $7,988,359. (3) the incorrect computation of the earnings per share. The impacts of the above have made the change of the basic earnings per share for the three months ended March 31, 2008 and 2007 as $0.293 and $0.139 respectively, and change of the dilutive earnings per share for the same period as $0.195 and $0.139 respectively. (4) the omission of recognition of the effect of dilutive potential common stock by conversion of warrants. The impacts of the above have made the changes in figures as of March 31, 2008 by an increase in weighted average number of common stock for the purpose of dilutive earnings per share by 4,790,203, and a decrease of dilutive earnings per share by $0.107.

YANGLIN SOYBEAN INC.

BALANCE SHEETS

	Original	Restated
	March 31,
	2008	2008
ASSETS
Current assets
Cash and cash equivalents	$10,698,297	$10,698,297
Pledged deposits	500,000	500,000
Inventories	21,334,723	21,334,723
Advances to suppliers	8,688,133	8,688,133
Prepaid VAT and other taxes	2,949,675	2,949,675
Other receivables	66,404	66,404
Total current assets	$44,237,232	$44,237,232
Property, plant and equipment, net	21,706,046	21,706,046
Intangible assets, net	4,668,564	4,668,564
Prepaid deposits for equipment and construction	9,499,089	9,499,089
TOTAL ASSETS	$80,110,931	$80,110,931

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Short term bank loans	$12,816,496	$12,816,496
Current portion of long term bank loans	49,405	49,405
Accounts payable	11,163	11,163
Other payables	32,624	32,624
Customers deposits	3,240,183	3,240,183
Accrued liabilities	547,617	547,617
Total current liabilities	$16,697,488	$16,697,488
Long term liabilities
Long term bank loans	464,630	464,630
TOTAL LIABILITIES	$17,162,118	$17,162,118

YANGLIN SOYBEAN INC.

BALANCE SHEETS (Continued)

	Original	Restated
	March 31,
	2008	2008
STOCKHOLDERS’ EQUITY
Preferred stock – $0.001 par value 50,000,000 share authorized ; 9,999,999 issued and outstanding as of December 31, 2007	$2,923,815	$10,912,174

Common stock - $0.001 par value 100,000,000 shares authorized; 20,000,003 shares issued and outstanding as of December 31, 2007	20,000	20,000
Additional paid-in capital	27,487,549	27,277,053
Statutory reserves	3,490,834	3,490,834
Retained earnings	23,058,725	15,280,862
Accumulated other comprehensive income	5,967,890	5,967,890
	$62,948,813	$62,948,813
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$80,110,931	$80,110,931

YANGLIN SOYBEAN INC.

STATEMENTS OF INCOME

	Original	Restated
	For the three months ended March 31,
	2008	2008

Net sales	$65,275,858	$65,275,858
Cost of sales	(58,438,980)	(58,438,980)
Gross profit	$6,836,878	$6,836,878

Selling expenses	(54,425)	(54,425)
General and administrative expenses	(692,812)	(692,812)
Income from operations	$6,089,641	$6,089,641

Interest income	18,284	18,284
Interest expenses, net	(248,923)	(248,923)
Income before taxation	$5,859,002	$5,859,002

Income tax	-	-
Net income	$5,859,002	$5,859,002

Foreign currency translation adjustment	2,402,012	2,402,012
Comprehensive income	$8,261,014	$8,261,014
Basic earnings per share	$0.413	$0.293
Diluted earnings per share	$0.275	$0.168
Basic weighted average share outstanding	20,000,003	20,000,003
Diluted weighted average share outstanding	30,000,002	34,790,205

YANGLIN SOYBEAN INC.

STATEMENTS OF INCOME

	Original	Restated
	For the three months ended March 31,
	2007	2007

Net sales	$35,293,846	$35,293,846
Cost of sales	(31,977,991)	(31,977,991)
Gross profit	$3,315,855	$3,315,855

Selling expenses	(17,613)	(17,613)
General and administrative expenses	(424,520)	(424,520)
Income from operations	$2,873,722	$2,873,722
Interest income	12,436	12,436
Interest expenses, net	(111,064)	(111,064)
Income before taxation	$2,775,094	$2,775,094

Income tax	-	-
Net income	$2,775,094	$2,775,094
Foreign currency translation adjustment	245,827	245,827
Comprehensive income	$3,020,921	$3,020,921
Basic earnings per share	$0.151	$0.139
Diluted earnings per share	$0.151	$0.139
Basic weighted average share outstanding	19,998,473	19,998,473
Diluted weighted average share outstanding	19,998,473	19,998,473

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

Operating Expenses

	For The Three Months Ended March 31				Period to Period Change
	2008		2007
	Amount ($)	% of Sales Revenue	Amount ($)	%of Sales Revenue	Amount ($)%
Selling Expenses	(54,425)	0.1%	(17,613)	0.05%	36,812	209.00%
General & Administrative Expenses	(692,812)	1.1%	(424,520)	1.2%	268,292	63.20%
Interest Income	18,284	0.03%	12,436	0.04%	5,848	47.02%
Interest Expenses	(248,923)	0.4%	(111,064)	0.3%	137,859	124.13%
Income from operations	5,859,002	9.0%	2,775,094	7.9%	3,083,908	111.13%

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

Income from operations see a growth of $3,083,908 or 111.13% for the three months ended March 31, 2008, at $5,859,002, as compared to the three months ended March 31, 2007, at $2,775,094. At the same time, operating margin rose from 7.9% to 9.0%. The major reason for such changes is the improvement in gross profit margin as described above in section “Cost of Sales and Gross Profit”, while the ratio of selling expenses and general and administrative expenses as a percentage of net sales is quite small.

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

The interim results of operations are not necessarily indicative of the results to be expected for the fiscal year ending March, 2008. The Company’s consolidated balance sheet as of December 31, 2007 has been taken from the Company’s audited consolidated balance sheet as of the date. All other financial statements contained herein are unaudited and, in the opinion of management, contain all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of financial position, results of operations and cash flows for the period presented. The Company’s accounting policies and certain other disclosure are set forth in the notes to the consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. These financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto.

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

Yanglin Soybean, Inc.

Date: September 4, 2008	By:	/s/ SHULIN LIU
Shulin Liu Chief Executive Officer (Principal Executive Officer)

Yanglin Soybean, Inc.

Date: September 4, 2008	By:	/s/ SHAOCHENG XU
Shaocheng Xu Chief Financial Officer (Principal Financial and Accounting Officer)