Form 10-Q/A
period 2008-06-30
Yanglin Soybean, Inc.
filed 2008-09-04
CIK 1368745

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

EXPLANATORY NOTE

This Amendment No. 1 to our quarterly report on Form 10-Q for the quarter ended on June 30, 2008 initially filed with the Securities and Exchange Commission (the “SEC”) on August 14, 2008 is being file in response to SEC’s comment letter dated July 23, 2008.

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

Since our previous report dated August 10, 2008, it was determined that the consolidated financial statements needed restatement to make corrections as described in note 19.

Hong Kong
August 10, 2008,	Albert Wong & Co.
except for Note 19, as to which the date is August 20, 2008.	Certified Public Accountants

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

See accompanying notes to consolidated financial statements

YANGLIN SOYBEAN INC.

CONSOLIDATED BALANCE SHEETS (Continued)
AS AT JUNE 30, 2008 AND DECEMBER 31, 2007
(Stated in US Dollars)

	Notes	June 30, 2008	December 31, 2007
		(Unaudited)	(Audited)
STOCKHOLDERS’ EQUITY
Preferred Stock – $0.001 par value 50,000,000 share authorized ; 9,999,999 and 9,999,999 issued and outstanding as of June 30, 2008 and December 31, 2007 respectively.	13	$10,912,174	$10,912,174

Common stock - $0.001 par value 100,000,000 shares authorized;20,000,003 shares issued and outstanding as of June 30, 2008 and December 31, 2007	14	20,000	20,000
Additional paid-in capital	14	27,277,053	27,277,053
Statutory reserves	2(s)	3,490,834	3,490,834
Retained earnings		18,836,464	9,421,860
Accumulated other comprehensive income	2(t)	7,438,686	3,565,878
		$67,975,211	$54,687,799
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY		$85,415,153	$70,732,531

See accompanying notes to consolidated financial statements

YANGLIN SOYBEAN INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007(Unaudited)
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

See accompanying notes to consolidated financial statements

YANGLIN SOYBEAN INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEAR ENDED DECEMBER 31, 2007 AND SIX MONTHS ENDED
J UNE 30, 2008 (Unaudited)
(Stated in US Dollars)

							Accumulated
	Common stock			Additional			other
	Number		Preferred	paid-in	Statutory	Retained	comprehensive
	of share	Amount	stock	capital	reserves	earnings	income	Total

Bal., 1/1/2007	18,500,000	$18,500	-	12,228,936	1,716,827	8,860,198	889,190	23,733,651
Net income	-	-	-	-	-	10,324,028	-	10,324,028
Reverse acquisition	1,497,608	1,498	-	(210,496)	-	-	-	(208,998)
Addition of capital	2,395	2	10,912,174	15,238,613	-	-	-	26,150,789
Dividends	-	-		-	-	(7,988,359)	-	(7,988,359)
Appropriations to surplus reserves	-	-	-	-	1,774,007	(1,774,007)	-	-
Foreign currency adjustment	-	-	-	-	-	-	2,676,688	2,676,688
Bal., 12/31/2007	20,000,003	$20,000	10,912,174	27,277,053	3,490,834	9,421,860	3,565,878	54,687,799
Bal., 1/1/2008	20,000,003	$20,000	10,912,174	27,277,053	3,490,834	9,421,860	3,565,878	54,687,799
Net income	-	-	-	-	-	9,414,604	-	9,414,604
Foreign currency adjustment	-	-	-	-	-	-	3,872,808	3,872,808
Bal., 3/31/2008	20,000,003	$20,000	10,912,174	27,277,053	3,490,834	18,836,464	7,438,686	67,975,211

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

	June 30, 2008	December 31, 2007

Customer A	$-	$7,928
Customer B	-	7,140

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

YANGLIN SOYBEAN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007
(Stated in US Dollars) (Unaudited)

12.	LONG TERM BANK LOANS

Long term bank loans are as follows:

	June 30, 2008	December 31, 2007
Loans from Industrial And Commercial Bank of China, interest rates at 8.892% -9.405% per annum with various installments, final due October 28, 2016	$462,851	$504,540

Current portion due within one year	(50,486)	(47,433)
	$412,365	$457,107

Interest paid for the six months ended June 30, 2008 and 2007 were $24,318 and $10,610 respectively.

The future principal payments under the bank loans as of June 30, 2008 are as follows:

Year

2009	$50,486
2010	54,260
2011	58,032
2012	61,805
2013	65,577
2014	69,348
Thereafter	103,343
$462,851

YANGLIN SOYBEAN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

YANGLIN SOYBEAN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007
(Stated in US Dollars) (Unaudited)

19.	RESTATEMENT

In the course of the SEC review of registration statements on Form 10-Q (File Nos. 000-52127), we restated our financial statements on August 10, 2008 for the six months ended June 30, 2008, and 2007. Our consolidated balance sheets as of June 30, 2008, and 2007, our consolidated statements of income, our consolidated statements of cash flows and our consolidated statements of changes in shareholders’ equity for the six months ended June 30, 2008, and 2007, and also extended or modified certain notes to here consolidated financial statements. This restatement arose relating to: (1) the omission of recognition of the beneficial conversion feature of convertible preferred stock as dividends. The impacts of the above have made the changes in figures as of June 30, 2008 by an increase in preferred stock and decrease in retained earnings by $7,988,359.

YANGLIN SOYBEAN INC.

BALANCE SHEETS

	Original	Restated
	June 30,
	2008	2008
ASSETS
Current assets
Cash and cash equivalents	$10,525,613	$10,525,613
Pledged deposits	500,000	500,000
Inventories	21,043,340	21,043,340
Advances to suppliers	10,269,097	10,269,097
Prepaid VAT and other taxes	3,400,284	3,400,284
Other receivables	36,587	36,587
Total current assets	$45,774,921	$45,774,921
Property, plant and equipment, net	23,140,896	23,140,896
Intangible assets, net	4,716,324	4,716,324
Prepaid deposits for equipment and construction	11,783,012	11,783,012
TOTAL ASSETS	$85,415,153	$85,415,153
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Short term bank loans	$13,097,005	$13,097,005
Current portion of long term bank loans	50,486	50,486
Accounts payable	23,381	23,381
Other payables	75,408	75,408
Customers deposits	3,313,283	3,313,283
Accrued liabilities	468,014	468,014
Total current liabilities	$17,027,577	$17,027,577
Long term liabilities
Long term bank loans	412,365	412,365
TOTAL LIABILITIES	$17,439,942	$17,439,942

YANGLIN SOYBEAN INC.

BALANCE SHEETS (Continued)

	Original	Restated
	June 30,
	2008	2008
STOCKHOLDERS’ EQUITY
Preferred stock – $0.001 par value 50,000,000 share authorized ; 9,999,999 issued and outstanding as of December 31, 2007	$2,923,815	$10,912,174

Common stock - $0.001 par value 100,000,000 shares authorized; 20,000,003 shares issued and outstanding as of December 31, 2007	20,000	20,000
Additional paid-in capital	27,277,053	27,277,053
Statutory reserves	3,490,834	3,490,834
Retained earnings	26,824,823	18,836,464
Accumulated other comprehensive income	7,438,686	7,438,686
	$67,975,211	$67,975,211
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$85,415,153	$85,415,153

YANGLIN SOYBEAN INC.

STATEMENTS OF INCOME

	Original	Restated
	For the six months ended June 30,
	2008	2008

Net sales	$141,549,672	$141,549,672
Cost of sales	(130,296,704)	(130,296,704)
Gross profit	$11,252,968	$11,252,968

Selling expenses	(118,970)	(118,970)
General and administrative expenses	(1,244,941)	(1,244,941)
Income from operations	$9,889,057	$9,889,057

Interest income	53,798	53,798
Interest expenses	(513,903)	(513,903)
Other expenses	(14,348)	(14,348)
Income before taxation	$9,414,604	$9,414,604

Income tax	-	-
Net income	$9,414,604	$9,414,604
Foreign currency translation adjustment	3,872,808	3,872,808
Comprehensive income	$13,287,412	$13,287,412
Basic earnings per share	$0.471	$0.471
Diluted earnings per share	$0.258	$0.258
Basic weighted average share outstanding	20,000,003	20,000,003
Diluted weighted average share outstanding	36,546,084	36,546,084

YANGLIN SOYBEAN INC.

STATEMENTS OF INCOME

	Original	Restated
	For the three months ended June 30,
	2008	2008

Net sales	$76,273,814	$76,273,814
Cost of sales	(71,857,724)	(71,857,724)
Gross profit	$4,416,090	$4,416,090

Selling expenses	(64,545)	(64,545)
General and administrative expenses	(552,129)	(552,129)
Income from operations	$3,799,416	$3,799,416

Interest income	35,514	35,514
Interest expenses	(264,980)	(264,980)
Other expenses	(14,348)	(14,348)
Income before taxation	$3,555,602	$3,555,602

Income tax	-	-
Net income	$3,555,602	$3,555,602
Foreign currency translation adjustment	1,470,797	1,470,797
Comprehensive income	$5,026,399	$5,026,399
Basic earnings per share	$0.178	$0.178
Diluted earnings per share	$0.096	$0.096
Basic weighted average share outstanding	20,000,003	20,000,003
Diluted weighted average share outstanding	37,221,146	37,221,146

YANGLIN SOYBEAN INC.

STATEMENTS OF INCOME

	Original	Restated
	For the six months ended June 30,
	2007	2007

Net sales	$69,193,036	$69,193,036
Cost of sales	(63,580,961)	(63,580,961)
Gross profit	$5,612,075	$5,612,075

Selling expenses	(69,067)	(69,067)
General and administrative expenses	(710,518)	(710,518)
Income from operations	$4,832,490	$4,832,490
Interest income	25,558	25,558
Interest expenses	(219,969)	(219,969)
Income before taxation	$4,638,079	$4,638,079

Income tax	-	-
Net income	$4,638,079	$4,638,079
Foreign currency translation adjustment	955,446	955,446
Comprehensive income	$5,593,525	$5,593,525
Basic earnings per share	$0.232	$0.232
Diluted earnings per share	$0.232	$0.232
Basic weighted average share outstanding	19,998,473	19,998,473
Diluted weighted average share outstanding	19,998,473	19,998,473

YANGLIN SOYBEAN INC.

STATEMENTS OF INCOME

	Original	Restated
	For the three months ended June 30,
	2007	2007

Net sales	$33,899,190	$33,899,190
Cost of sales	(31,602,970)	(31,602,970)
Gross profit	$2,296,220	$2,296,220

Selling expenses	(51,454)	(51,454)
General and administrative expenses	(285,998)	(285,998)
Income from operations	$1,958,768	$1,958,768
Interest income	13,122	13,122
Interest expenses	(108,905)	(108,905)
Income before taxation	$1,862,985	$1,862,985

Income tax	-	-
Net income	$1,862,985	$1,862,985
Foreign currency translation adjustment	709,619	709,619
Comprehensive income	$2,572,604	$2,572,604
Basic earnings per share	$0.093	$0.093
Diluted earnings per share	$0.093	$0.093
Basic weighted average share outstanding	19,998,473	19,998,473
Diluted weighted average share outstanding	19,998,473	19,998,473

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

Yanglin Soybean, Inc.

Date: September 4 , 2008	By:	/s/ SHULIN LIU
Shulin Liu Chief Executive Officer (Principal Executive Officer)

Yanglin Soybean, Inc.

Date: September 4, 2008	By:	/s/ SHAOCHENG XU
Shaocheng Xu Chief Financial Officer (Principal Financial and Accounting Officer)