Form 10-Q
period 2008-09-30
Yanglin Soybean, Inc.
filed 2008-11-14
CIK 1368745

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

The number of shares of Common Stock outstanding on November 13, 2008 was 20,000,003 shares.

Yanglin Soybean, Inc.

See the accompanying notes to the condensed consolidated financial statements

ITEM 1—FINANCIAL STATEMENTS

YANGLIN SOYBEAN INC.

FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
(Stated in US dollars) (Unaudited)

YANGLIN SOYBEAN INC.

ALBERT WONG & CO.
CERTIFIED PUBLIC ACCOUNTANTS
7th Floor, Nan Dao Commercial Building
359-361 Queen’s Road Central
Hong Kong
Tel : 2851 7954
Fax: 2545 4086

ALBERT WONG
B.Soc., Sc., ACA., LL.B., CPA(Practising)

To:  The board of directors and shareholders of
Yanglin Soybean Inc.

Report of Independent Registered Public Accounting Firm

We have reviewed the accompanying interim consolidated balance sheets, related consolidated statements of income, stockholders’ equity and cash flows of Yanglin Soybean Inc. and consolidated subsidiaries as of September 30, 2008, and for the three-month and nine-month periods then ended. These interim financial information statements are the responsibility of the company's management.

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

Hong Kong	Albert Wong & Co.
October 30, 2008	Certified Public Accountants

YANGLIN SOYBEAN INC.

CONSOLIDATED BALANCE SHEETS
AS AT SEPTEMBER 30, 2008 AND DECEMBER 31, 2007
(Stated in US Dollars)

	Notes	September 30, 2008	December 31, 2007
		(Unaudited)	(Audited)
ASSETS
Current assets
Cash and cash equivalents	2(k)	$20,061,138	$9,210,121
Pledged deposits	4	484,000	500,000
Trade receivables	2(j)&5	89,048	13,854
Inventories	2(i)&7	2,415,051	17,883,652
Advances to suppliers		14,601,105	5,736,267
Prepaid VAT and other taxes		784,963	2,457,137
Other receivables	6	59,166	27,896

Total current assets		$38,494,471	$35,828,927
Property, plant and equipment, net	2(g)&8	22,797,235	22,563,196
Intangible assets, net	2(e),(f)&9	4,673,461	3,444,081
Prepaid deposits for equipment and construction		11,928,846	8,896,327

TOTAL ASSETS		$77,894,013	$70,732,531

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Short-term bank loans	10	$4,376,304	$12,305,000
Current portion of long-term bank loans	12	54,040	47,433
Accounts payable		61,283	12,921
Other payables	11	87,620	44,380
Customers deposits		1,624,486	2,656,777
Accrued liabilities		456,817	521,114

Total current liabilities		$6,660,550	$15,587,625
Long-term liabilities
Long-term bank loans	12	448,283	457,107

TOTAL LIABILITIES		$7,108,833	$16,044,732

See accompanying notes to consolidated financial statements

YANGLIN SOYBEAN INC.

CONSOLIDATED BALANCE SHEETS (Continued)
AS AT SEPTEMBER 30, 2008 AND DECEMBER 31, 2007
(Stated in US Dollars)

	Notes	September 30, 2008	December 31, 2007
		(Unaudited)	(Audited)
STOCKHOLDERS’ EQUITY
Preferred Stock – Series A $0.001 par value, 50,000,000 share authorized; 9,999,999 and 9,999,999 issued and outstanding as of September 30, 2008 and December 31, 2007 respectively	13	$10,000	$10,000

Common stock - $0.001 par value 100,000,000 shares authorized; 20,000,003 shares issued and outstanding as of September 30, 2008 and December 31, 2007 respectively	14	20,000	20,000
Additional paid-in capital	14	38,179,227	38,179,227
Statutory reserves	2(s)	3,490,834	3,490,834
Retained earnings		21,534,065	9,421,860
Accumulated other comprehensive income	2(t)	7,551,054	3,565,878

		$70,785,180	$54,687,799

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY		$77,894,013	$70,732,531

See accompanying notes to consolidated financial statements

YANGLIN SOYBEAN INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
FOR THE NINE MONTHS AND THREE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
(Unaudited)
(Stated in US Dollars)

		Nine months ended September 30,		Three months ended September 30,
		2008	2007	2008	2007
	Notes

Net sales	2(m)&18	$190,237,176	$92,218,105	$48,687,504	$23,025,069
Cost of sales	2(n)&18	(175,551,015)	(85,089,220)	(45,254,311)	(21,508,259)

Gross profit		$14,686,161	$7,128,885	$3,433,193	$1,516,810

Selling expenses		(180,726)	(98,453)	(61,756)	(29,386)
General and administrative expenses		(1,750,924)	(926,552)	(505,983)	(216,034)

Income from operations		$12,754,511	$6,103,880	$2,865,454	$1,271,390
Interest income		81,151	36,830	27,353	11,272
Interest expenses		(708,978)	(277,033)	(195,075)	(57,064)
Other expenses-donations		(14,479)	-	(131)	-

Income from operations before income taxes		$12,112,205	$5,863,677	$2,697,601	$1,225,598
Income taxes	2(r)&16	-	-	-	-

Net income		$12,112,205	$5,863,677	$2,697,601	$1,225,598

Foreign currency translation adjustment		3,985,176	980,047	112,368	24,601

Comprehensive income		$16,097,381	$6,843,724	$2,809,969	$1,250,199

Basic earnings per share	15	$0.61	$0.29	$0.13	$0.06

Diluted earnings per share	15	$0.32	$0.29	$0.07	$0.06

Basic weighted average share outstanding	15	20,000,003	19,998,473	20,000,003	19,998,473

Diluted weighted average share outstanding	15	38,339,885	19,998,473	40,661,881	19,998,473

See accompanying notes to consolidated financial statements

YANGLIN SOYBEAN INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEAR ENDED DECEMBER 31, 2007 AND NINE MONTHS ENDED
SEPTEMBER 30, 2008 (Unaudited)
(Stated in US Dollars)

							Accumulated
	Common stock		Series A	Additional			other
	Number		preferred	paid-in	Statutory	Retained	comprehensive
	of share	Amount	stock	capital	reserves	earnings	income	Total

Bal., 1/1/2007	18,500,000	$18,500	-	12,248,936	1,716,827	8,860,198	889,190	23,733,651
Net income	-	-	-	-	-	10,324,028	-	10,324,028
Reverse acquisition	1,497,608	1,498	-	(210,496)	-	-	-	(208,998)
Addition of capital	2,395	2	10,000	26,140,787	-	-	-	26,150,789
Dividends	-	-		-	-	(7,988,359)	-	(7,988,359)
Appropriations to surplus reserves	-	-	-	-	1,774,007	(1,774,007)	-	-
Foreign currency adjustment	-	-	-	-	-	-	2,676,688	2,676,688

Bal., 12/31/2007	20,000,003	$20,000	10,000	38,179,227	3,490,834	9,421,860	3,565,878	54,687,799

Bal., 1/1/2008	20,000,003	$20,000	10,000	38,179,227	3,490,834	9,421,860	3,565,878	54,687,799
Net income	-	-	-	-	-	12,112,205	-	12,112,205
Foreign currency adjustment	-	-	-	-	-	-	3,985,176	3,985,176

Bal., 9/30/2008	20,000,003	$20,000	10,000	38,179,227	3,490,834	21,534,065	7,551,054	70,785,180

See accompanying notes to consolidated financial statements

YANGLIN SOYBEAN INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007 (Unaudited)
(Stated in US Dollars)

	Nine months ended September 30
	2008	2007
Cash flows from operating activities
Net income	$12,112,205	$5,863,677
Depreciation	1,546,582	1,519,796
Amortization	149,074	58,349
Gain on disposal of fixed assets	(7,144)	(11,777)

Adjustments to reconcile net income to net cash provided by operating activities:
Trade receivables	(72,740)	191,832
Inventories	16,323,716	(742,027)
Advances to suppliers	(8,306,554)	(2,210)
Amounts due to construction	(2,386,790)	(902,168)
Prepaid VAT and other taxes	1,798,972	(354,976)
Other receivables	1,080,275	(6,294)
Accounts payable	46,545	(734,617)
Other payables	(1,223,490)	1,166
Customers deposits	(1,185,324)	419,812
Accrued liabilities	(96,592)	(243,163)
Net cash provided by operating activities	$19,778,735	$5,057,400

Cash flows from investing activities
Payment of plant and equipment	(296,071)	(1,134,627)
Sales proceeds of plant and equipment	7,144	53,665
Payment of intangible assets	(1,127,332)	-
Decrease in pledged deposits	16,000	-
Net cash used in investing activities	$(1,400,259)	$(1,080,962)

Cash flows from financing activities
Bank borrowings	-	7,816,816
Bank loan repayments	(8,608,086)	(6,675,314)
Net cash (used in)/provided by financing activities	$(8,608,086)	$1,141,502

Net in cash and cash equivalents sourced	9,770,389	5,117,940

Effect of foreign currency translation on cash and cash equivalents	1,080,628	184,578

Cash and cash equivalents–beginning of period	9,210,121	3,013,520
Cash and cash equivalents–end of period	$20,061,138	$8,316,038
Supplementary cash flow information:
Interest received	$81,151	$36,830
Interest paid	708,978	277,033

See accompanying notes to consolidated financial statements

YANGLIN SOYBEAN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
(Stated in US Dollars) (Unaudited)

1.	ORGANIZATION AND PRINCIPAL ACTIVITIES

Yanglin Soybean Inc. (the “Company”) (formerly known as Victory Divide Mining Company) was incorporated in the state of Nevada on May 26, 1921. Prior to October 3, 2007 the company has only nominal operations and assets.

On October 3, 2007, the Company executed a reverse-merger with Faith Winner Investments Limited (“Faith Winner (BVI)”) by an exchange of shares whereby the Company issued 18,500,000 common shares at $0.001 par value in exchange for all Faith Winner (BVI) shares.

The exchange transaction was accounted for as a reverse acquisition in accordance with Statements of Financial Accounting Standards (“SFAS”) No. 141. “Business Combinations”. The 1,494,173 shares of Yanglin Soybean Inc. outstanding prior to the stock exchange transaction were accounted for at the net book value at the time of the transaction, which was a deficit of $210,496. Accordingly, the consolidated statements of income include the results of operations of Heilongjiang Yanglin Soybean Group Co., Ltd from the acquisition date through September 30, 2008, and 2007.

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

The Company, through its subsidiaries and Yanglin, (hereinafter, collectively referred to as “the Group”), is now engaged in the business of manufacturing, distribution, and selling of non-genetically modified soybean oil, soybean salad oil, and soybean meal throughout the Province of Heilongjiang, China.

On January 18, 2008, the Company changed its name from Victory Divide Mining Company to Yanglin Soybean Inc.

YANGLIN SOYBEAN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
(Stated in US Dollars) (Unaudited)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)	Method of accounting

The Company’s interim consolidated financial statements have been prepared in accordance with US GAAP.

The interim results of operations are not necessarily indicative of the results to be expected for the fiscal year ending December, 2008. The Company’s consolidated balance sheet as of December 31, 2007 has been taken from the Company’s audited consolidated balance sheet as of the date. All other financial statements contained herein are unaudited and, in the opinion of management, contain all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of financial position, results of operations and cash flows for the period presented. The Company’s accounting policies and certain other disclosure are set forth in the notes to the consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. These financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto.

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
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
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
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
(Stated in US Dollars) (Unaudited)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(g)	Property, plant and equipment

Property, plant and equipment are carried at cost less accumulated depreciation. Depreciation is provided over their estimated useful lives, using the straight-line method. Estimated useful lives of the property, plant and equipment are as follows:
Buildings	10 - 35 years
Machinery and equipment	6 - 30 years
Office equipment	4 - 20 years
Motor vehicles	6 - 10 years

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
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
(Stated in US Dollars) (Unaudited)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(k)	Cash and cash equivalents

The Company considers all highly liquidate investments purchased with original maturities of three months or less to be cash equivalents. The Company maintains bank accounts only in the PRC. The Company does not maintain any bank accounts in the United States of America.

	September 30, 2008	December 31, 2007
Cash on hand	$17,306	$18,362
Industrial And Commercial Bank of China	519	-
Agricultural Development Bank of China	1,113,144	1,362,651
Agricultural Bank of China	18,930,169	7,829,108

	$20,061,138	$9,210,121

(l)	Foreign currency translation

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

The exchange rates used to translate amounts in RMB into USD for the purposes of preparing the consolidated financial statements were as follows:

	September 30, 2008	December 31, 2007	September 30, 2007
Twelve months ended RMB : USD exchange rate	-	7.3141	-
Nine months ended RMB : USD exchange rate	6.8551	-	7.5176
Average nine months ended RMB : USD exchange rate	6.9989	-	7.6758
Average three months ended RMB : USD exchange rate	6.8529	-	7.5691

The RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions. No representation is made that the RMB amounts could have been, or could be, converted into USD at the rates used in translation.

YANGLIN SOYBEAN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
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

The Group expensed all advertising costs as incurred. Advertising expenses included in selling expenses were $4,418 and $7,921 for the nine months ended September 30, 2008 and 2007 respectively.

(p)	Shipping and handling

The distribution of shipping and handling expenses between selling expenses and general and administrative expenses is shown as follows:

	Nine months ended September 30, 2008	Nine months ended September 30, 2007

Selling expenses	$67,919	$47,201
General and administrative expenses	2,639	-

	$70,558	$47,201

(q)	Retirement benefits

Retirement benefits in the form of contributions under defined contribution retirement plans to the relevant authorities are charged to the statements of income as incurred. The retirement benefit funding included in general and administrative expenses were $124,640 and $124,570 for the nine months ended September 30, 2008 and 2007 respectively.

YANGLIN SOYBEAN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
(Stated in US Dollars) (Unaudited)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(r)	Income taxes

The Group accounts for income taxes using an asset and liability approach and allows for recognition of deferred tax benefits in future years. Under the asset and liability approach, deferred taxes are provided for the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. A valuation allowance is provided for deferred tax assets if it is more likely than not these items will either expire before the Group is able to realize their benefits, or that future realization is uncertain.

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

On December 31, 2001, Heilongjiang Yanglin established a statutory surplus reserve as well as a statutory common welfare fund and commenced to appropriate 10% and 5%, respectively of the PRC net income after taxation to these reserves. The amounts included in the statutory reserves consisted of surplus reserve of $2,327,222 and common welfare fund of $1,163,612 as of September 30, 2008 and December 31, 2007.

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
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
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

In March 2008, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (“SFAS”) No. 161 “Disclosures about Derivative Instruments and Hedging Activities”. SFAS 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company is currently evaluating the impact of SFAS 161 on its consolidated financial statements but does not expect it to have a material effect.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP. SFAS 162 directs the GAAP hierarchy to the entity, not the independent auditors, as the entity is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP. SFAS 162 is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to remove the GAAP hierarchy from the auditing standards. SFAS 162 is not expected to have a material impact on the Company’s financial statements.

YANGLIN SOYBEAN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
(Stated in US Dollars) (Unaudited)

3.	CONCENTRATIONS OF CREDIT RISK AND MAJOR CUSTOMERS

Financial instruments which potentially expose the Group to concentrations of credit risk, consists of cash and trade receivable as of September 30, 2008 and December 31, 2007. The Group performs ongoing evaluations of its cash position and credit evaluations to ensure sound collections and minimize credit losses exposure.

As of September 30, 2008 and December 31, 2007, the Group’s bank deposits were all conducted with banks in the PRC where there is currently no rule or regulation mandated on obligatory insurance of bank accounts.

For the nine months ended September 30, 2008, and 2007, all of the Group’s sales were generated from the PRC. In addition, all trade receivable as of September 30, 2008 and December 31, 2007, also arose in the PRC.

The maximum amount of loss exposure due to credit risk that the Group would bear if the counter parties of the financial instruments failed to perform represents the carrying amount of each financial asset in the balance sheet.

Normally the Group does not require collateral from customers or debtors.

For the nine months ended September 30, 2008 and 2007, there was no customer who account for 10% or more of the Group’s revenue.

For the nine months ended September 30, 2008 and year ended December 31, 2007, the customer account for 10% or more of the Group’s trade receivable are as follows:

	September 30, 2008	December 31, 2007

Customer A	$-	$7,927
Customer B	-	7,140
Customer C	90,342	-

4.	PLEDGED DEPOSITS

Pledged deposits are restricted cash kept in a trust account maintained in the United States for the purpose of investor and public relation affairs.

YANGLIN SOYBEAN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
(Stated in US Dollars) (Unaudited)

5.	TRADE RECEIVABLES, NET

Details of trade receivables are as follows:
	September 30, 2008	December 31, 2007

Trade receivables, gross	$90,342	$15,067
Provision for doubtful debts	(1,294)	(1,213)
	$89,048	$13,854

All of the above trade receivables are due within 12 months of aging.

An analysis of the allowance for doubtful accounts for the nine months ended September 30, 2008 and year ended December 31, 2007 is as follows:

	September 30, 2008	December 31, 2007

Balance at beginning of the period/year	$1,213	$1,689
Reduction of bad debt expense	-	(569)
Foreign exchange adjustment	81	93
Balance at end of the period/year	$1,294	$1,213

Allowance was made when collection of the full amount is no longer probable. Management reviews and adjusts this allowance periodically based on historical experience, current economic climate as well as its evaluation of the collectibility of outstanding accounts. The Group evaluates the credit risks of its customers utilizing historical data and estimations of future performance.

6.	OTHER RECEIVABLES

Details of other receivables are as follows:
	September 30, 2008	December 31, 2007

Advances to employees for purchasing materials	$32,268	$14,108
Loans to employees	1,717	9,777
Prepayments	20,902	-
Sundry	4,279	4,011
	$59,166	$27,896

Loans to employees are unsecured, interest-free, and repayable on demand.

YANGLIN SOYBEAN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
(Stated in US Dollars) (Unaudited)

7.	INVENTORIES

Inventories comprise the followings:

	September 30, 2008	December 31, 2007

Finished goods	$1,206,383	$537,360
Raw materials	1,208,668	17,346,292
	$2,415,051	$17,883,652

8.	PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net comprise the followings:

	September 30, 2008	December 31, 2007
At cost
Buildings	$6,715,805	$7,060,690
Machinery and equipment	19,653,982	17,900,662
Office equipment	143,036	134,060
Motor vehicles	1,202,164	1,054,995
	$27,714,987	$26,150,407
Less: accumulated depreciation	(7,745,275)	(5,931,919)
	$19,969,712	$20,218,488
Construction in progress	2,827,523	2,344,708
	$22,797,235	$22,563,196

As of September 30, 2008 and December 31, 2007, building with net book value of nil and $3,135,292 respectively and machinery and equipment with net book value of nil and $5,190,309 respectively of the Company were pledged as collateral under certain loan arrangements. These loans were primarily obtained for general working capital.

YANGLIN SOYBEAN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
(Stated in US Dollars) (Unaudited)

8.	PROPERTY, PLANT AND EQUIPMENT, NET (Continued)

Depreciation expense is included in the statement of income as follows:
	Nine months ended September 30, 2008	Nine months ended September 30, 2007

Cost of sales	$1,107,194	$1,264,617
General and administrative expenses	439,387	255,179
	$1,546,581	$1,519,796

Construction in progress represents direct costs of construction and design fees incurred. Capitalization of these costs ceases and the construction in progress is transferred to plant and equipment when substantially all the activities necessary to prepare the assets for their intended use are completed. No depreciation is provided until it is completed and ready for intended use. Capital commitments in respect of these projects were $1,225,365 and $6,199,515 at September 30, 2008 and December 31, 2007 respectively.

Construction in progress mainly comprises capital expenditures for construction of the Group’s corporate campus, including offices, factories and staff dormitories.

9.	INTANGIBLE ASSETS, NET

Details of intangible assets, net are as follows:
	September 30, 2008	December 31, 2007

Land use rights, at cost	$3,994,072	$3,743,422
Railway rights, at cost	1,150,974	-
Less: accumulated amortization	(471,585)	(299,341)
	$4,673,461	$3,444,081

Amortization expense is included in the statement of income as follows:
	Nine months ended September 30, 2008	Nine months ended September 30, 2007

Cost of sales	$63,992	$58,349
Selling expenses	85,082	-

	$149,074	$58,349

As of September 30, 2008 and December 31, 2007, land use rights with net book value of nil and $1,233,393 of the Group were pledged as collateral under certain loan arrangements. These loans were primarily obtained for general working capital.

YANGLIN SOYBEAN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
(Stated in US Dollars) (Unaudited)

10.	SHORT-TERM BANK LOANS

Details of short-term bank loans are as follows:

	September 30, 2008	December 31, 2007

Loans from Agricultural Development Bank of China, interest rates at 7.02% -7.47% per annum, due August 29, 2008	$-	$8,203,333

Loans from Agricultural Development Bank of China, interest rates at 7.29% -7.47% per annum, due November 21, 2008	4,376,304	4,101,667
	$4,376,304	$12,305,000

Interest expenses for the nine months ended September 30, 2008 and 2007 were $672,509, and $246,260 respectively.

11.	OTHER PAYABLES

Details of other payables are as follows:

	September 30, 2008	December 31, 2007

Due for employees	$34	$10,670
Deposits received for construction	87,586	-
Sundry	-	33,710
	$87,620	$44,380

Due for employees are unsecured, interest-free, and repayable on demand. They are travel and expenses reimbursements.

YANGLIN SOYBEAN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
(Stated in US Dollars) (Unaudited)

12.	LONG-TERM BANK LOANS

Details of long-term bank loans are as follows:
	September 30, 2008	December 31, 2007
Loans from Industrial And Commercial Bank of China, interest rates at 8.892% -9.405% per annum with various installments, final due October 28, 2016	$502,323	$504,540

Current portion due within one year	(54,040)	(47,433)

	$448,283	$457,107

Interest expenses for the nine months ended September 30, 2008 and 2007 were $36,469 and $30,773 respectively.

The future principal payments under the bank loans as of September 30, 2008 are as follows:

Year

2009	$54,040
2010	58,681
2011	63,727
2012	54,576
2013	57,875
2014 and thereafter	213,424
$502,323

YANGLIN SOYBEAN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
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

The gross proceeds of the transaction were $21.5 million. The proceeds from the transaction were allocated to the Series A preferred stock, warrants and beneficial conversion feature based on the relative fair value of the securities. The value of the Preferred Series A was determined by reference to the market price of the common shares into which it converts, and the gross value of the warrants was calculated using the Black-Scholes model with the following assumptions: expected life of 5 year, volatility of 27% and an interest rate of 4.24%.

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
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
(Stated in US Dollars) (Unaudited)

14.	CAPITALIZATION

As a result of the Group’s reverse-merger on October 3, 2007, the Group’s capital structure has been changed. The number of common stock was 20,000,003 after reverse-merger. The common stock is $20,000 with paid-in capital $38,179,227.

15.	EARNINGS PER SHARE

The calculation of the basic and diluted earnings per share attributable to the common stock holders is based on the following data:

	Nine months ended September 30,
	2008	2007
Earnings:
Earnings for the purpose of basic earnings per share	$12,112,205	$5,863,677
Effect of dilutive potential common stock	-	-
Earnings for the purpose of dilutive earnings per share	$12,112,205	$5,863,677

Number of shares:
Weighted average number of common stock for the purpose of basic earnings per share	20,000,003	19,998,473
Effect of dilutive potential common stock - conversion of convertible preferred stock	9,999,999	-
Effect of dilutive potential common stock - conversion of warrants	8,339,883	-
Weighted average number of common stock for the purpose of dilutive earnings per share	38,339,885	19,998,473

YANGLIN SOYBEAN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
(Stated in US Dollars) (Unaudited)

16.	INCOME TAXES

(a)
The Company being registered in the State of Nevada and which conducts all of its business through its subsidiaries incorporated in PRC, is not subject to any income tax. The subsidiaries are Faith Winner (BVI), Faith Winner (Jixian), and Yanglin (see note 1).

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

A reconciliation between the income taxes computed at the U.S. statutory rate and the rate of Group’s provision for income taxes is as follows:

	Nine months ended September 30,
	2008	2007

U.S. statutory rate	34%	34%
Foreign income not recognized in the U.S.	(34)%	(34)%
PRC EIT	25%	33%
Tax exemption	(25)%	(33)%
Provision for income taxes	-	-

(b)	For 2008, the PRC EIT rate was 25% (2007: 33%). Heilongjiang Yanglin Soybean Group Co., Ltd are entitled to tax exemptions (tax holidays) for 2007 to 2008.

Income before income taxes of $12,112,205, and $5,863,677 for the nine months ended September 30, 2008, and 2007, respectively, was attributed to subsidiaries with operations in China. Income taxes related to China income for the nine months ended September 30, 2008, and 2007 are nil, and nil, respectively.

The combined effects of the income taxes exemptions and reductions available to the Company for the nine months ended September 30, 2008, and 2007 are as follows:

	Nine months ended September 30,
	2008	2007

Tax holiday effect	$3,028,051	1,935,013
Basic net income per share effect	0.15	0.10

(c)	No deferred tax has been provided as there are no material temporary differences arising during the nine months ended September, 2008 and 2007.

YANGLIN SOYBEAN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
(Stated in US Dollars) (Unaudited)

17.	FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties. The carrying amounts of financial assets and liabilities, such as cash and cash equivalents, trade receivable, other receivables, accounts payable, and other payables, approximate their fair values because of the short maturity of these instruments and market rates of interest available to the Group.

18.	SALES BY PRODUCTS

The Group engaged in manufacturing, distribution, and selling of non-genetically modified soybean oil, soybean salad oil, and soybean meal throughout the Province of Heilongjiang, China. The Group has contracted with customers with three types of product altogether.

For the nine months ended September 30, 2008 and 2007, the Group’s net sales and cost of sales from these three product types, soybean meal, soybean oil and salad oil products are shown as follows:

For the nine months ended September 30, 2008
	Soybean meal	Soybean oil	Salad oil	Consolidated

Net sales	$113,332,034	55,754,467	21,150,675	190,237,176
Cost of sales	(104,983,766)	(51,377,511)	(19,189,738)	(175,551,015)
	$8,348,268	4,376,956	1,960,937	14,686,161

For the nine months ended September 30, 2007
	Soybean meal	Soybean oil	Salad oil	Consolidated

Net sales	$55,597,513	27,542,959	9,077,633	92,218,105
Cost of sales	(52,619,470)	(24,441,110)	(8,028,640)	(85,089,220)
	$2,978,043	3,101,849	1,048,993	7,128,885

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

Our manufacturing process includes sifting, crushing, heating and pressing soybeans, extracting and separating oil from crushed soybeans, and cleansing, hydrating and packaging of oil as well as drying and packaging soybean meal. Currently, our main products include soybean oil, salad oil and soybean meal. We plan to broaden our product line to include high end products such as squeezed oil, powdered oil and protein concentrates, textured protein and defatted soybean powder, while greatly enlarging the production capacity of salad oil. We have installed the equipment for manufacturing squeezed oil and expanded the production line for salad oil and have started production of these products by the end of 2007. The production facilities for powdered oil have been built and are now in trial production phase. We have also begun to build facilities for manufacturing soybean protein concentrates, textured protein and defatted soy powder. The production of concentrated protein, defatted soy powder and textured protein will be launched in early 2009.

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

A reconciliation between the income tax computed at the U.S. statutory rate and the Group’s provision for income tax is as follows:

	Nine months ended Sep. 30
	2008	2007

U.S. statutory rate	34%	34%
Foreign income not recognized in the U.S.	(34)%	(34)%
PRC Enterprise Income Tax	25%	33%
Tax exemption	(25)%	(33)%

Provision for income tax	-	-

Results of Operations

The following table shows the operating results for the three months ended September 30, 2008, and September 30, 2007.

	The three months ended Sep. 30, 2008 ($)	The three months ended Sep. 30, 2007 ($)
Consolidated Statement of Operations	(unaudited)	(unaudited)
Sales Revenue (net of discounts, returns and allowances)	48,687,504	23,025,069
Other sales	-	-
Cost of sales	(45,254,311)	(21,508,259)
Gross Profit	3,433,193	1,516,810
Selling expenses	(61,756)	(29,386))
General and administrative expenses	(505,983))	(216,034))
Income from operations	2,865,454	1,271,390
Interest income	27,353	11,272
Interest expense	(195,075))	(57,064))
Other expenses	(131))	-
Income from operations before income tax	2,697,601	1,225,598
Income tax	-	-
Net Income	2,697,601	1,225,598
Foreign currency translation adjustment	112,368	24,601
Comprehensive income	2,809,969	1,250,199

The Three Months Ended September 30, 2008 Compared with the Three Months Ended September 30, 2007

Net Sales

	For The Three Months Ended Sep. 30		Period to Period Change
Item	2008 Amount ($)	2007 Amount ($)	Amount ($)%
Soybean meal	32,469,832	12,665,170	19,804,662	156.4%
Soybean oil	11,217,242	7,682,206	3,535,036	46.0%
Salad Oil	5,000,430	2,677,693	2,322,737	86.7%
Total Net Sales	48,687,504	23,025,069	25,662,435	111.5%

Net sales revenue was $48,687,504 for the three months ended September 30, 2008, an increase of $25,662,435 or 111.5% from $23,025,069 for the three months ended September 30, 2007. An analysis by product shows that the revenue of soybean meal, soybean oil and salad oil achieved impressive period over period growth rates of 156.4%, 46.0% and 86.7% respectively. This outstanding performance was primarily due to the increase in the market price of soybean products, assisted by the growth in our sales volume.

The price of processed soybean products went up continuously during 2007 and through to the second quarter of 2008, in line with the increasing soybean price. This trend continued into early July 2008, then soybean price started to drop and has been continuously falling till the end of September, but were still much higher than that at the end of last September. The average selling price of soybean meal in the third quarter of 2008 increased by 104.1% over the third quarter of 2007, while that of soybean oil and salad oil rose by 32.9% and 21%, respectively over the same period of 2007. Such material increase inevitably caused a rise in our sales revenue.

The growth in sales volume also contributed to the increase in sales revenue. In the three months ended September 30, 2008, we sold 59,228 tons of soybean meal, 8,588 tons of soybean oil and 3,658 tons of salad oil, achieving a growth rate of 25.6%, 9.8% and 54.3% respectively over the three months ended September 30, 2007, in which we sold 47,146 tons of soybean meal, 7,818 tons of soybean oil and 2,370 tons of salad oil. We sold almost as much of our products as we could produce even though we increased our processing volume by 25.6% over the period, from 58,880 tons of soybean to 73,976 tons. This is because the demand for soybean products in PRC market has continuously exceeded the supply, and our sales also benefited from our efforts in capitalizing on the favorable reputation of our products among customers and from the highly effective sales and distribution network.

Cost of Sales and Gross Profit

	For The Three Months Ended September 30				Period to Period Change
	2008		2007
	Amount ($)	% of Sales Revenue	Amount ($)	% of Sales Revenue	Amount ($)%
Soybean meal	(29,852,077)	91.9%	(12,109,328)	95.6%	17,742,749	146.5%
Soybean oil	(10,784,266)	96.1%	(6,996,867)	91.1%	3,787,399	54.1%
Salad Oil	(4,617,968)	92.4%	(2,402,064)	89.7%	2,215,904	92.2%
Cost of Sales	(45,254,311)	92.9%	(21,508,259)	93.4%	23,746,052	110.4%
						0.0%
Soybean meal	2,617,755	8.1%	555,842	4.4%	2,061,913	371.0%
Soybean oil	432,976	3.9%	685,339	8.9%	(252,363)	-36.8%
Salad Oil	382,462	7.6%	275,629	10.3%	106,833	38.8%
Gross Profit	3,433,193	7.1%	1,516,810	6.6%	1,916,383	126.3%

Our cost of sales for the three months ended September 30, 2008 rose by $23,746,052 or 110.4% over the three months ended September 30, 2007, while the ratio of cost as a percentage to net sales value fell from 93.4% to 92.9% over the period, bringing an improvement in gross margin. The main reasons for the change in absolute value were the significant increase in the price of soybeans and the growth in processing volume, while the drop in the ratio to sales revenue was caused mainly by the reduction in production overhead.

The price of soybean, the major component of cost of sales, has been in a continuously increasing channel since the start of 2007, and through to the second quarter of this year. It started to fall in the third quarter. It was caused by two reasons. First, the drought in the summer of 2007 caused soybean production volume to fall significantly in Heilongjiang province. Second, the continuously low price in 2006 and prior years discouraged the farmers from planting soybean, and this caused a shrink in the growing area of soybean in China. So the purchase price of soybean in the third quarter of 2008 was materially higher than that in the same period of 2007. For comparison, the local purchase price of soybean was around RMB5200 (or USD, VAT inclusive) at the beginning of July 2008, while that in early July 2007 was only around RMB 1950 (or USD, VAT inclusive).. As a result, the average unit cost of sales of soybean meal, soybean oil and salad oil rose by 96.2%, 40.3% and 24.6% respectively. On the other hand, the fact that our processing volume was increased by 25.6% over the period also helped bring the cost of sales up.

Meanwhile, the ratio of cost of sales as a percentage of sales revenue decreased by 0.5%, improving gross profit margin by a little. The major reason was that production overhead in the third quarter of 2008 was even a little bit lower that in the same period of 2007, though processing volume was increase by around one-fourth. This was partly due to the semi-fixed nature of production overhead, which doesn’t change much while the operating activity level is within a certain range. Other contributing factors included the improvement in operating efficiency and the fact that a considerable portion of Factory No. 2 is now under renovation in preparation for the launch of new deep processing products.

Operating Expenses

	For The Three Months Ended September 30				Period to Period Change
	2008		2007
	Amount ($)	% of Sales Revenue	Amount ($)	% of Sales Revenue	Amount ($)%
Selling Expenses	(61,756)	0.1%	(29,386)	0.1%	32,370	110.2%
General & Administrative Expenses	(505,983)	1.0%	(216,034)	0.9%	289,949	134.2%
Interest Income	27,353	0.1%	11,272	0.0%	16,081	142.7%
Interest Expenses	(195,075)	0.4%	(57,064)	0.2%	138,011	241.9%
Other Expenses	(131)	0.0%		0.0%	131
Income from operations before tax	2,697,601	5.5%	1,225,598	5.3%	1,472,003	120.1%

Selling expenses for the three months ended September 30, 2008 increased by $32,370 or 110.2%, over the three months ended September 30, 2007. This was mainly due to the sales and marketing efforts for the new deep processing products to be launched and the increase in sales-related shipping and handling expenses, which usually is related to sales volume directly. As a percentage of sales revenue, selling expenses remained at 0.1% over the period, due to the material increase in the value of our sales revenue over the period.

General and administrative expenses for the three months ended September 30, 2008 rose by $289,949 or134.2% over the three months ended September 30, 2007. The increase was primarily due to the management, legal, consulting and other expenses spent to strengthen our reporting, compliance, internal controls and corporate governance systems to be compliant with U.S. securities laws and regulations applicable to a U.S. public-listed company. In 2008, as a major measure to achieve compliance to Sarbanes-Oxley Act, we have engaged Ernst & Young as our consultant, and material expenses have been accrued for this issue. As a percentage of sales revenue, general and administrative expenses rose from 0.9% to 1.0% over the period.

Interest income rose by $16,081 or 142.7% over the period, mainly due to the increased bank deposit. Interest expenses increased by $138,011 or 241.9% over the period, and the reasons were the growth in the balance of short-term bank borrowings due to higher demand of working capital and the rise of the interest rate.

Income from operations before income tax increased by $1,472,003 or 120.1% for the three months ended September 30, 2008 as compared to the same period in 2007. During the periods, operating margin rose from 5.3% to 5.5%. The major reason for such changes was that the growth rate of sales revenue outweighed that of cost of sales, while the amounts of operating and finance expenses are very small if compared to sales revenue.

Net Income

	For The Three Months Ended September 30				Period to Period Change
	2008		2007
	Amount ($)	% of Sales Revenue	Amount ($)	% of Sales Revenue	Amount ($)%
Income tax	-	-	-	-	-	-
Net income	2,697,601	5.5%	1,225,598	5.3%	1,472,003	120.1%
Foreign currency translation adjustment	112,368	0.2%	24,601	0.1%	87,767	356.8%
Comprehensive income	2,809,969	5.8%	1,250,199	5.4%	1,559,770	124.8%

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

Net income increased by $1,472,003 or 120.1% for the three months ended September 30, 2008 as compared to the same period of 2007. During the same periods, net profit margin rose from 5.3% to 5.5%. This improvement in net margin was in accordance with the change in gross profit margin and operating margin, mainly due to the fact that the increase in sales revenue outweighed that of cost of sales.

Due to the increase of average foreign exchange ratio of Chinese RMB to US Dollar, we have achieved $112,368 of foreign currency translation gains for the three months ended September, 2008, compared to $24,601 for the three months ended September 30, 2007. Due to this reason, the comprehensive income for the three months ended September 30, 2008 reached $2,809,969, an increase of $1,559,770 or 124.8% over $1,250,199 for the three months ended September 30, 2007.

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

The following table shows the operating results for the nine months ended September 30, 2008 and September 30, 2007.

	The nine months ended September 30, 2008 ($)	The nine months ended September 30, 2007 ($)
Consolidated Statement of Operations	(unaudited)	(unaudited)
Sales Revenue (net of discounts, returns and allowances)	190,237,176	92,218,105
Other sales	-	-
Cost of sales	(175,551,015)	(85,089,220)
Gross Profit	14,686,161	7,128,885
Selling expenses	(180,726)	(98,453)
General and administrative expenses	(1,750,924)	(926,552)
Income from operations	12,754,511	6,103,880
Interest income	81,151	36,830
Interest expense	(708,978)	(277,033)
Other expenses	(14,479)	-
Income from operations before income tax	12,112,205	5,863,677
Income tax	-	-
Net Income	12,112,205	5,863,677
Foreign currency translation adjustment	3,985,176	980,047
Comprehensive income	16,097,381	6,843,724

Nine Months Ended September 30, 2008 Compared with Nine Months Ended September 30, 2007

Net Sales

	For The Nine Months Ended Sep. 30		Period to Period Change
Item	2008 Amount ($)	2007 Amount ($)	Amount ($)%
Soybean meal	113,332,034	55,597,513	57,734,521	103.8%
Soybean oil	55,754,467	27,542,959	28,211,508	102.4%
Salad Oil	21,150,675	9,077,633	12,073,042	133.0%
Total Net Sales	190,237,176	92,218,105	98,019,071	106.3%

Net sales revenue was $190,237,176 for the nine months ended September 30, 2008, an increase of $98,019,071 or 106.3% from $92,218,105 for the nine months ended September 30, 2007. An analysis by product shows that the revenue of soybean meal, soybean oil and salad oil achieved impressive period over period growth rates of 103.8%, 102.4% and 133.0% respectively. This outstanding performance was primarily due to the increase in the market price of soybean products, assisted by the growth in our sales volume.

The price of processed soybean products went up continuously during 2007 and through to the second quarter of 2008, in line with the increasing soybean price. This trend continued into early July 2008, then soybean price started to drop and has been continuously falling till the end of September, but were still much higher than that at the end of last September. The average selling price of soybean meal in the first three quarters of 2008 increased by 85.6% over the first three quarters of 2007, while that of soybean oil and salad oil rose by 80.7% and 81.8%, respectively over the same period of 2007. Such material increase inevitably caused a rise in our sales revenue.

The growth in sales volume also contributed to the increase in sales revenue. In the nine months ended September 30, 2008, we sold 237,623 tons of soybean meal, 37,043 tons of soybean oil and 12,946 tons of salad oil, achieving a growth rate of 9.9%, 12.0% and 28.1% respectively over the nine months ended September 30, 2007, in which we sold 216,305 tons of soybean meal, 33,065 tons of soybean oil and 10,103 tons of salad oil. We sold almost as much of our products as we could produce even though we increased our processing volume by 16.4% over the period, from 255,787 tons of soybean in the nine months ended September 30, 2007 to 297,856 tons in the nine months ended September 30, 2008. This is because the demand for soybean products in PRC market has continuously exceeded the supply, and our sales also benefited from our efforts in capitalizing on the favorable reputation of our products among customers and from the highly effective sales and distribution network.

Cost of Sales and Gross Profit

	For The Nine Months Ended September 30				Period to Period Change
	2008		2007
	Amount ($)	% of Sales Revenue	Amount ($)	% of Sales Revenue	Amount ($)%
Soybean meal	(104,983,766)	92.6%	(52,619,470)	94.6%	52,364,296	99.5%
Soybean oil	(51,377,511)	92.1%	(24,441,110)	88.7%	26,936,401	110.2%
Salad Oil	(19,189,738)	90.7%	(8,028,640)	88.4%	11,161,098	139.0%
Cost of Sales	(175,551,015)	92.3%	(85,089,220)	92.3%	90,461,795	106.3%

Soybean meal	8,348,268	7.4%	2,978,043	5.4%	5,370,225	180.3%
Soybean oil	4,376,956	7.9%	3,101,849	11.3%	1,275,107	41.1%
Salad Oil	1,960,937	9.3%	1,048,993	11.6%	911,944	86.9%
Gross Profit	14,686,161	7.7%	7,128,885	7.7%	7,557,276	106.0%

Our cost of sales for the nine months ended September 30, 2008 rose by $90,461,795 or 106.3% over the nine months ended September 30, 2007, while the ratio of cost as a percentage to net sales value remained 92.3% over the period. The main reasons for the change in absolute value were the significant increase in the price of soybeans and the growth in processing volume, while the fact that the ratio to sales revenue was stable was mainly incurred by the nature of the middle-stream processing industry we are in and the matching trend of the prices of soybean and that of soybean products.

The price of soybean, the major component of cost of sales, has been in a continuously increasing channel since the start of 2007, and through to the second quarter of this year. It started to fall in the third quarter. It was caused by two reasons. First, the drought in the summer of 2007 caused soybean production volume to fall significantly in Heilongjiang province. Second, the continuously low price in 2006 and prior years discouraged the farmers from planting soybean, and this caused a shrink in the growing area of soybean in China. So the purchase price of soybean in the first three quarters of 2008 was materially higher than that in the same period of 2007. For comparison, the local purchase price of soybean was around RMB5200 (or USD, VAT inclusive) at the beginning of July 2008, while that in early July 2007 was only around RMB 1950 (or USD, VAT inclusive).. As a result, the average unit cost of sales of soybean meal, soybean oil and salad oil rose by 85.6%, 80.7% and 81.8% respectively. On the other hand, the fact that our processing volume was increased by 16.4% over the period also helped bring the cost of sales up.

Meanwhile, the ratio of cost of sales as a percentage of sales revenue remained stable. The major reasons were: first, we are in the middle-stream processing business, and generally speaking, this industry features stable gross profit and ratio of cost of sales. Second, basically, the trend of change of the price of soybean and that of soybean products will tend to match with each other, thus helping to stabilize the gross profit and the ratio of cost of sales.

Operating Expenses

	For The Nine Months Ended September 30				Period to Period Change
	2008		2007
	Amount ($)	% of Sales Revenue	Amount ($)	% of Sales Revenue	Amount ($)%
Selling Expenses	(180,726)	0.1%	(98,453)	0.1%	82,273	83.6%
General & Administrative Expenses	(1,750,924)	0.9%	(926,552)	1.0%	824,372	89.0%
Interest Income	81,151	0.0%	36,830	0.0%	44,321	120.3%
Interest Expenses	(708,978)	0.4%	(277,033)	0.3%	431,945	155.9%
Other Expenses	(14,479)	0.0%		0.0%	14,479
Income from operations before tax	12,112,205	6.4%	5,863,677	6.4%	6,248,528	106.6%

Selling expenses for the nine months ended September 30, 2008 increased by $82,273 or 83.6%, over the nine months ended September 30, 2007. This was mainly due to the sales and marketing efforts for the new deep processing products to be launched and the increase in sales-related shipping and handling expenses, which usually is related to sales volume directly. As a percentage of sales revenue, selling expenses remained at 0.1% over the period, due to the material increase in the value of our sales revenue over the period.

General and administrative expenses for the nine months ended September 30, 2008 rose by $824,372 or 89.0% over the nine months ended September 30, 2007. The increase was primarily due to the management, legal, consulting and other expenses spent to strengthen our reporting, compliance, internal controls and corporate governance systems to be compliant with U.S. securities laws and regulations applicable to a U.S. public-listed company. In 2008, as a major measure to achieve compliance to Sarbanes-Oxley Act, we have engaged Ernst & Young as our consultant, and material expenses have been accrued for this issue. As a percentage of sales revenue, general and administrative expenses fell from 1.0% to 0.9% over the period, as there was significant increase in sales revenue.

Interest income rose by $44,321 or 120.3% over the period, mainly due to the increased bank deposit. Interest expenses increased by $431,945 or 155.9% over the period, and the reasons were the growth in the balance of short-term bank borrowings due to higher demand of working capital and the rise of the interest rate.

Income from operations before income tax increased by $6,248,528 or 106.6% for the nine months ended September 30, 2008 as compared to the same period in 2007. During the period, operating margin remained stable at 6.4%. The major reason for it being stable was that we are in the middle-stream processing industry featuring stable operating margin and that the operating expenses are very small if compared to sales revenue.

Net Income

	For The Nine Months Ended September 30				Period to Period Change
	2008		2007
	Amount ($)	% of Sales Revenue	Amount ($)	% of Sales Revenue	Amount ($)%
Income tax	-	-	-	-	-	-
Net income	12,112,205	6.4%	5,863,677	6.4%	6,248,528	106.6%
Foreign currency translation adjustment	3,985,176	2.1%	980,047	1.1%	3,005,129	306.6%
Comprehensive income	16,097,381	8.5%	6,843,724	7.4%	9,253,657	135.2%

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

Net income increased by $6,248,528 or 106.6% for the nine months ended September 30, 2008 as compared to the same period of 2007. During the same period, net profit margin remained at 6.4%. This was in accordance with stable gross profit margin and operating margin.

Due to the increase of average foreign exchange ratio of Chinese RMB to US Dollar, we have achieved $3,985,176 of foreign currency translation gains for the nine months ended September, 2008, compared to $980,047 for the nine months ended September 30, 2007. Due to this reason, the comprehensive income for the nine months ended September 30, 2008 reached $16,097,381, an increase of $9,253,657 or 135.2% over $6,843,724 for the nine months ended September 30, 2007.

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

Operating Activities

The Nine Months Ended September 30, 2008 Compared with the Nine Months Ended September 30, 2007

Cash provided by operating activities for the nine months ended September 30, 2008 was $19,778,735, while cash provided by operating activities for the nine months ended September 30, 2007 was $5,057,400. This great improvement was mainly caused by a largely increased net profit and the efficient production and realization of inventories.

As mentioned above, the net income increased by $6,248,528 or 106.6% for the nine months ended September 30, 2008 as compared to the same period of 2007. Considering that we sell mostly on cash basis, with negligible accounts receivable, we can reasonably conclude that there was a significantly larger cash inflow from operations in the three quarters of 2008 than that in the same period of 2007.

On the other hand, in first quarter and in the early part of the second quarter of 2008, we had been utilizing the large inventory of raw materials we had built up in the last quarter of 2007, and had been processing the soybeans purchased later on and realizing the finish goods into cash in an efficient way, thus we were able to release $16,323,716 from inventories.

Generally speaking, our cash flows are healthy and stable, as we have very large sales revenue and we sell mostly on cash basis.

Investing Activities

The Nine Months Ended September 30, 2008 Compared with the Nine Months Ended September 30, 2007

Net cash used in investing activities was $1,400,259 for the nine months ended September 30, 2008, compared to net cash used in investing activities of $1,080,962 for the nine months ended September 30, 2007. The increase in amount was mainly contributed by the $1,127,332 purchase of intangible assets,. while the amount used to purchase plant and equipment decreased from $1,134,627 to $296,071 over the period.

Financing Activities

The Nine Months Ended September 30, 2008 Compared with the Nine Months Ended September 30, 2007

Net cash used in financing activities for the nine months ended September 30, 2008 was $8,608,086. It was spent for bank loan repayments. As a comparison, there were bank repayments of $6,675,314 and bank borrowings of $7,816,816 during the nine months ended September 30, 2007.

Loans

The balance of short-term bank loans was $4,376,304 at September 30, 2008, compared to $12,305,000 at December 31, 2007. The balance decreased due to large repayment made in the 2008.

The balance of our long-term bank loan was about $448,283 at September 30, 2008, compared to $457,107 at December 31, 2007.

Currently we have a credit line of up to RMB600 million, or about USD87.53 million using the closing exchange rate of 1USD to 6.8551 RMB at September 30, 2008, based on our credit rank AA granted by Agricultural Development Bank. We believe that this would be sufficient for our future working capital needs at the current operation and capacity level.

Future Cash Commitments

Our capital commitments amounted to $1,225,365 at September 30, 2008. They were made mostly for our new equipment and facilities. This demand for investment capital will be mainly met with the company’s cash inflows generated from operations..

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

Method of Accounting

The Company’s interim consolidated financial statements have been prepared in accordance with US GAAP.

The interim results of operations are not necessarily indicative of the results to be expected for the fiscal year ending December, 2008. The Company’s consolidated balance sheet as of December 31, 2007 has been taken from the Company’s audited consolidated balance sheet as of the date. All other financial statements contained herein are unaudited and, in the opinion of management, contain all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of financial position, results of operations and cash flows for the period presented. The Company’s accounting policies and certain other disclosure are set forth in the notes to the consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. These financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto.

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

Property, plant and equipment

Plant and equipment are carried at cost less accumulated depreciation. Depreciation is provided over their estimated useful lives, using the straight-line method. Estimated useful lives of the plant and equipment are as follows:

Buildings	10 -35 years
Machinery and equipment	6 - 30 years
Office equipment	4 - 20 years
Motor vehicles	6 - 10 years

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

In March 2008, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (“SFAS”) No. 161 “Disclosures about Derivative Instruments and Hedging Activities”. SFAS 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company is currently evaluating the impact of SFAS 161 on its consolidated financial statements but does not expect it to have a material effect.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP. SFAS 162 directs the GAAP hierarchy to the entity, not the independent auditors, as the entity is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP. SFAS 162 is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to remove the GAAP hierarchy from the auditing standards. SFAS 162 is not expected to have a material impact on the Company’s financial statements.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Tabular Disclosure of Contractual Obligations

Payments due by period
Contractual obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
[Long-Term Debt Obligations]	$502,323	$54,040	$122,408	$112,451	$213,424
[Capital Lease Obligations]	-	-	-	-	-
[Operating Lease Obligations]	-	-	-	-	-
[Purchase Obligations]	-	-	-	-	-

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

The conversion of RMB into foreign currencies, including U.S. dollars, has been based on rates set by the People’s Bank of China. On July 21, 2005, the PRC government changed its decade-old policy of pegging the value of the RMB to the U.S. dollar. Under the new policy, the RMB is permitted to fluctuate within a narrow and managed band against a basket of certain foreign currencies. This change in policy has resulted in an appreciation of the RMB against the U.S. dollar by approximately 6% during 2007 and approximately 12% since the change of the policy to the end of 2007. While the international reaction to the RMB revaluation has generally been positive, there remains significant international pressure on the PRC government to adopt an even more flexible currency policy, which could result in a further and more significant appreciation of the RMB against the U.S. dollar. We use the U.S. dollar as the reporting currency for our financial statements. Fluctuations in exchange rates, primarily those involving the U.S. dollar, may affect our costs and operating margins as well as our net income reported in U.S. dollars. For example, to the extent that we need to convert U.S. dollars into RMB for our operations, appreciation of the RMB against the U.S. dollar would have an adverse effect on the RMB amount we receive from the conversion. Assuming we had converted the U.S. dollar denominated cash balance equivalent to US$ 52.6 million as of July 1, 2008 into RMB at the exchange rate of US$ 1.00 for RMB 6.92 and, the respective People’s Bank of China rates as of July 1, 2008, this cash balance would have been RMB 364.0 million. Assuming a further 10% appreciation of the RMB against the U.S. dollar, this cash balance would have decreased to RMB 327.6 million as of July 1, 2008. Conversely, if we decide to convert our RMB into U.S. dollars for the purpose of making payments for dividends for business purposes, appreciation of the U.S. dollar against the RMB would have a negative effect on the U.S. dollar amount available to us.

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

ITEM 4—CONTROLS AND PROCEDURES

Management’s Report on Internal Control over Financial Reporting

Disclosure Controls and Procedures

As required by Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act, our management has carried out an evaluation, with the participation and under the supervision of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2008.

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

Management conducted its evaluation of disclosure controls and procedures under the supervision of our chief executive officer and our chief financial officer. Based upon, and as of the date of this evaluation, our chief executive officer and chief financial officer concluded that, as of September 30, 2008, our disclosure controls and procedures were not effective due to the material weaknesses and significant deficiencies in our internal control over financial reporting described below.

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

Management assessed the effectiveness of our internal control over financial reporting as of September 30, 2008. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework. Based on our assessment, we determined that, as of September 30, 2008, our internal control over financial reporting was not effective as a result of the following identified material weakness and significant deficiencies.

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

Remediation Initiative

We are now drafting a Code of Conduct, and expect to finalize it in the fourth quarter of 2008. Meanwhile we will formulate a procedure ruling the drafting, revision, reviewing, approval and issue of the Code, which is also to be done in the fourth quarter. The Code and the procedure will then be reviewed thoroughly and approved by the board of directors. We will also establish a channel for issuing and communicating the Code of Conduct to all staff, and the Code will be issued and distributed formally, while we will start communication and training at the same time.

The cost involved will include that of drafting, revision, reviewing and approval, issuing and distributing, and communicating and training.

2)	The Company does not have a formal system for employees to report and expose fraud.

Remediation Initiative

Currently we have a hot-line telephone system for reporting fraud. We will develop this into a formal mechanism of anti-fraud. The first stage is to design the system framework and determine the components to be included. Then we must develop the detailed procedures and regulations for identifying, reporting and investigating fraud. Such procedures and regulations will be reviewed and approved by the board of management. The system will then be established and implemented in the fourth quarter of 2008. We will then provide training to employees on how to use the system and start operation of the system after training is completed.

The cost of implementing this measure will mainly comprise the cost of designing, revision, reviewing and approval of the system, training employees, operating and maintenance of the system.

3)	The Company currently does not have a complete set of Articles for the board of directors. The Company now does not have any independent director.

Remediation Initiative

We are now drafting the Articles for the board of directors. The step is expected to be completed in the fourth quarter of 2008. It will then be reviewed and approved by the board of directors. Meanwhile, we are now also seeking appropriate candidates for at least 3 independent directors through various channels. The board of directors will then review the career and educational background of each candidate and interview them, and make final decision by the end of December 2008.

The measure will incur the costs of drafting, revision, reviewing and approval of the Articles, finding appropriate candidates, reviewing of personal background, and interviewing.

4)	The special committees of the board, including audit committee, appointment committee and compensation committee, have not been established.

Remediation Initiative

We will establish the committees and appoint qualified directors as their members. Audit committee will be formed by at least 3 directors with appropriate level of financial knowledge, within which there will be at least 1 financial expert. It is difficult to find qualified persons for these roles, so we need some time to find them, and we expect that the three committees will be established by the end of December 2008.

The relevant costs will be that of reviewing of candidates and recruiting, and the remuneration of committee members. Currently the remuneration of a director is about $10,000 per year.

5)	The Company does not have an accounting policy manual based on U.S. GAAP and have not formulated formal procedures on the accounting treatment of significant transactions and processes.

Remediation Initiative

We will finish drafting the accounting manual in the fourth quarter of 2008, and it will include accounting policies and the detailed procedures of accounting treatments of business transactions and other affairs in it. The manual will be released to all accounting staff, and training will start at the same time and take about 1 month. We are also eagerly seeking accountants or external consultants skilled and experienced in several key areas of accounting to enhance the competence of our accounting team. The task will be finished by the end of December 2008.

We expect that there will be the costs of studying and researching U.S. GAAP, drafting, revision, reviewing and approval of the accounting manual, issuing and distributing, and training and educating.

6)	The Company does not have a formal procedure on review, update and approval of the management procedures.

Remediation Initiative

We will formulate a formal procedure on the issue, and it will be reviewed and approved by the board of directors by the end of the fourth quarter of 2008. The procedure will require written confirmation from key managers for the issue of management procedures. The procedure will be released to relevant management and administration staff, and training will be provided to them then. We will also conduct training when material change is made to the procedures.

The cost involved will include drafting, revision, reviewing and approval of the procedure, releasing and training.

Changes in Internal Controls over Financial Reporting

During the quarter ended September 30, 2008, there was no change in our internal controls over financial reporting that has materially affected, or that is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None

ITEM 1A—RISK FACTORS

We operate in a rapidly changing environment that involves certain risks and uncertainties, some of which are beyond our control. You should carefully review and consider the information regarding certain factors that could materially affect our business, financial condition or future results set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007 and in our Current Report on Form 10-Q for the quarter ended June 30, 2008. No material changes have occurred since the quarter ended June 30, 2008 to the risk factors previously presented, other than the addition of the following:

Risks Related To Doing Business In China

Our chief executive officer could decide to sell his majority interest in the Company, causing disruption in the operations and the calling of the loan to the domestic Chinese Yanglin Soybean Group Co., and it may adversely affect our financial condition and results of operation.

Our Chief Executive Officer, Mr. Shulin Liu and his wife Mrs. Huanqin Ding, beneficially own approximately 91% of our common stock through their 100% holding in Winner State (BVI). Our loan in the amount of approximately $17 million to the domestic Chinese Yanglin Soybean Group Co. Ltd. is recallable should Mr. Shulin Liu decide to sell his and/or his wife’s majority interest in the Company. This could cause disruption in our operations and as a consequence may adversely affect our financial condition and results of operation.

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

Yanglin Soybean, Inc.

Date: November 14, 2008	By:	/s/ SHULIN LIU
Shulin Liu Chief Executive Officer (Principal Executive Officer)

Yanglin Soybean, Inc.

Date: November 14, 2008	By:	/s/ SHAOCHENG XU
Shaocheng Xu Chief Financial Officer (Principal Financial and Accounting Officer)