Form 10-K/A
period 2007-12-31
Yanglin Soybean, Inc.
filed 2008-12-02
CIK 1368745

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

AMENDMENT NO. 3 TO
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

EXPLANATORY NOTE

This Amendment No. 3 to our annual report on Form 10-K, for the fiscal year ended on December 31, 2007, initially filed with the Securities and Exchange Commission (“SEC”) on March 31, 2008 is being filed in response to SEC’s comment letter dated September 22, 2008.

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

Our Chief Executive Officer, Mr. Shulin Liu and his wife Mrs. Huanqin Ding, beneficially own approximately 91% of our common stock through their 100% holding in Winner State (BVI). Our loan in the amount of approximately $17 million to the domestic Chinese Yanglin Soybean Group Co. Ltd. is callable should Mr. Shulin Liu decide to sell his and/or his wife’s majority interest in the Company. This could cause disruption in our operations and as a consequence may adversely affect our financial condition and results of operation.

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

Consolidated Statement of Operations	The year ended Dec. 31, 2003 ($)	The year ended Dec. 31, 2004 ($)	The year ended Dec. 31, 2005 ($)	The year ended Dec. 31, 2006 ($)	The year ended Dec. 31, 2007 ($)
	(unaudited)	(audited)	(audited)	(audited)	(audited)
Sales Revenue (net of discounts, returns and allowances)	20,077,560	26,325,611	38,430,465	88,078,494	155,206,867
Other sales		-	-	-	-
Cost of sales	(19,144,441)	(24,557,296)	(35,132,664)	(79,862,179)	(142,568,658)
Gross Profit	933,119	1,768,315	3,297,801	8,216,315	12,638,209
Selling expenses	(42,035)	(54,553)	(43,094)	(63,209)	(146,411)
General and administrative expenses	(702,247)	(902,258)	(1,103,262)	(1,078,184)	(1,812,450)
Income from operations	188,836	811,504	2,151,445	7,074,922	10,679,348
Interest expense, net	(73,762)	(100,455)	(150,370)	(219,032)	(394,705)
Other income	32,146	211,168	-	-	39,385
Other expense	(24,087)		-	-	-
Income before taxation	123,133	922,217	2,001,075	6,855,890	10,324,028
Income tax	-	-	-	-	-
Net Income	123,133	922,217	2,001,075	6,855,890	10,324,028
Basic earnings per share	0.004	0.046	0.100	0.343	0.516
Diluted earnings per share	0.004	0.046	0.100	0.343	0.069

Consolidated Balance Sheets	The year ended Dec. 31, 2003 ($)	The year ended Dec. 31, 2004 ($)	The year ended Dec. 31, 2005 ($)	The year ended Dec. 31, 2006 ($)	The year ended Dec. 31, 2007 ($)
	(unaudited)	(audited)	(audited)	(audited)	(audited)
Current Assets	12,343,642	13,069,478	9,911,883	11,272,054	35,828,927
Total Assets	19,204,789	20,454,198	27,090,833	35,245,747	70,732,531
Current Liabilities	6,339,685	6,350,104	10,634,636	11,050,319	15,587,625
Total Liabilities	6,339,685	6,670,729	10,908,533	11,512,096	16,044,732
Total Stockholders’ Equity	12,865,104	13,783,469	16,182,300	23,733,651	54,687,799

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

The company owned the three subsidiaries since its reverse-merger on October 3, 2007. Retroactively restated as of December 31, 2006, 2005, and 2004, the detailed identities of the consolidating subsidiaries would have been as follows:

Name of Company	Place of incorporation	Attributable interest

Faith Winner Investments Ltd	British Virgin Islands	100%

Faith Winner (Jixian) Agriculture Development Company	PRC	100%

Heilongjiang Yanglin Soybean Group Co. Ltd *	PRC	100%

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

Item 12. Security Ownership Of Certain Beneficial Owners And Management And Related Shareholders Matters

The following table sets forth certain information with respect to the beneficial ownership of our voting securities following the closing of the Share Exchange Agreement and the Series A Convertible Preferred Stock Purchase Agreement by (i) any person or group owning more than 5% of each class of voting securities, (ii) each director, (iii) our chief executive officer and our top three most highly compensated officers and (iv) all executive officers and directors as a group as of December 2, 2008.

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

(1)
On October 3, 2007, we entered and consummated a Series A Preferred Agreement for the sale of a total of 10,000,000 shares of our newly designated Series A Preferred Shares for the purchase price of $2.15 per share. Each entity’s number of Series A Preferred Shares were determined by dividing the amount of Purchase Price (as defined in the Series A Preferred Agreement) paid by such entity by the $2.15 per share price. Each share of Series A Preferred Stock is convertible into one share of our Common Stock. In determining the percent of preferred stock owned by a person or entity on December 2, 2008, (a) the numerator is the number of shares of the class beneficially owned by such person or entity, and (b) the denominator is the total shares of that class outstanding on December 2, 2008.. Unless otherwise stated, each beneficial owner has sole power to vote and dispose of its shares.

In addition, in determining the percent of common stock owned by a person or entity on December 2, 2008, (a) the numerator is the number of shares of the class beneficially owned by such person and includes shares which the beneficial owner may acquire within 60 days upon conversion or exercise of a derivative security, and (b) the denominator is the sum of (i) the shares of that class outstanding on December 2, 2008, (20,000,000 shares of Common Stock)and (ii) the total number of shares that the beneficial owner may acquire upon conversion or exercise of a derivative security within such 60 day period. Unless otherwise stated, each beneficial owner has sole power to vote and dispose of the shares.

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

(7)	As of December 2, 2008, below is a breakdown of the current holdings of:

Name	Amount and Nature of Beneficial Ownership
	Preferred Stock		Common Stock	Warrants
	Series A	Series B		A	B	J	C	D
Vision Opportunity Master Fund Ltd	3,720,930	—	525,000	3,720,930	1,860,465	3,382,664	3,382,664	1,691,332
Sansar Capital Special Opportunity Master Fund, LP (Cayman Master)	2,767,442	—	—	2,767,442	1,383,721	2,515,856	2,515,856	1,257,928
Vicis Capital Master Fund	2,093,023	—	—	2,093,023	1,046,512	1,902,748	1,902,748	951,374

As of December 2, 2008, we had outstanding (i) 20,000,000 shares of Common Stock, (ii) 10,000,000 shares of Series A Preferred Shares, which were issued in a private placement to the Purchasers under the Series A Preferred Agreement, (iii) Series A Warrants to purchase an aggregate of 10,000,000 shares of Common Stock at $2.75 per share, (iv) Series B Warrants to purchase an aggregate of 5,000,000 shares of Common Stock at $3.50 per share, (v) Series J Warrants to purchase an aggregate of 7,801,268 shares of Series B Preferred Shares at $2.37 per share; (vi) Series C Warrants to purchase an aggregate of 7,801,268 shares of Common Stock at $3.03 per share, (vii) Series D Warrants to purchase an aggregate of 3,900,634 shares of Common Stock at $3.85 per share, (viii) Series E Warrants to purchase 1,000,000 shares of Common Stock issued to Kuhns Brothers, Inc. and its designees under the Kuhns Bros Engagement Agreement at $2.58 per share and (ix) Series F Warrants to purchase 500,000 shares of Common Stock issued to Mass Harmony Asset Management Limited pursuant to the Mass Harmony Financial Consulting Agreement at $3.01 per share.

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

Procedures for Approval of Related Party Transactions

Our policy is that our board of directors is charged with reviewing and approving all potential related party transactions.   All such related party transactions are then required to be reported under applicable SEC rules. Our procedures for approval of related party transactions are in writing.

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

Hong Kong
March 29, 2008,	Albert Wong & Co.
except for Note 21, as to which the date is August 20, 2008.	Certified Public Accountants

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

See notes to consolidated financial statements

YANGLIN SOYBEAN INC. F/K/A VICTORY DIVIDE MINING COMPANY

CONSOLIDATED BALANCE SHEETS (Continued)
AS AT DECEMBER 31, 2007, 2006, 2005 AND 2004
(Stated in US Dollars)

	Notes	2007	2006	2005	2004

STOCKHOLDERS’ EQUITY
Preferred Stock – $0.001 par value 50,000,000 share authorized ; 9,999,999, none, none, and none issued and outstanding as of December 31, 2007, 2006, 2005, and 2004 respectively. (Restated)	13	$10,000	$-	$-	$-

Common stock - $0.001 par value 100,000,000 shares authorized; 20,000,003, 18,500,000, 18,500,000, and 18,500,000 shares issued and outstanding as of December 31, 2007, 2006, 2005, and 2004 respectively. (Restated)	14	20,000	18,500	18,500	18,500
Additional paid-in capital (Restated)	14	38,179,227	12,248,936	12,228,936	12,228,936
Statutory reserves	2(t)	3,490,834	1,716,827	643,236	270,697
Retained earnings (Restated)		9,421,860	8,860,198	3,077,899	1,449,363
Accumulated other comprehensive income (Restated)	2(u)	3,565,878	889,190	213,729	(184,027)

		$54,687,799	$23,733,651	$16,182,300	$13,783,469

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY		$70,732,531	$35,245,747	$27,090,833	$20,454,198

See notes to consolidated financial statements

YANGLIN SOYBEAN INC. F/K/A VICTORY DIVIDE MINING COMPANY

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31, 2007, 2006, 2005 AND 2004
(Stated in US Dollars)

		2007	2006	2005	2004
	Notes

Net sales (Restated)	2(l)&19	$155,206,867	$88,078,494	$38,430,465	$26,325,611
Cost of sales	2(m)&19	(142,568,658)	(79,862,179)	(35,132,664)	(24,557,296)

Gross profit		$12,638,209	$8,216,315	$3,297,801	$1,768,315

Selling expenses		(146,411)	(63,209)	(43,094)	(54,553)
General and administrative expenses (Restated)		(1,812,450)	(1,078,184)	(1,103,262)	(902,258)

Income from operations (Restated)		$10,679,348	$7,074,922	$2,151,445	$811,504

Interest expenses, net	16	(394,705)	(219,032)	(150,370)	(100,455)
Other income-government grant		39,385	-	-	211,168

Income before taxation		$10,324,028	$6,855,890	$2,001,075	$922,217

Income tax	2(s)&17	-	-	-	-

Net income		$10,324,028	$6,855,890	$2,001,075	$922,217

Foreign currency translation adjustment (Restated)		2,676,688	675,461	397,756	398

Comprehensive income (Restated)		$13,000,716	7,531,351	2,398,831	922,615

Basic earnings per share	15	$0.12	$0.34	$0.10	$0.05

Diluted earnings per share (Restated)	15	$0.07	0.34	0.10	0.05

Basic weighted average share outstanding	15	19,998,473	19,998,473	19,998,473	19,998,473

Diluted weighted average share outstanding (Restated)	15	34,004,568	19,998,473	19,998,473	19,998,473

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

15.	EARNINGS PER SHARE

The calculation of the basic and diluted earnings per share attributable to the common stock holders is based on the following data:

	2007	2006	2005	2004
Earnings:

Earnings for the purpose of basic earnings per share	$2,335,669	$6,855,890	$2,001,075	$922,217

Effect of dilutive potential common stock	-	-	-	-

Earnings for the purpose of dilutive earnings per share	$2,335,669	$6,855,890	$2,001,075	$922,217

Number of shares:

Weighted average number of common stock for the purpose of basic earnings per share	19,998,473	19,998,473	19,998,473	19,998,473
Effect of dilutive potential common stock - conversion of convertible preferred stock	9,999,999	-	-	-
Effect of dilutive potential common stock - conversion of warrants	4,004,566	-	-	-

Weighted average number of common stock for the purpose of dilutive earnings per share	34,004,568	19,998,473	19,998,473	19,998,473

Earnings per share

Basic earnings per share	0.12	0.34	0.10	0.05

Dilutive earnings per share	0.07	0.34	0.10	0.05

YANGLIN SOYBEAN INC. F/K/A VICTORY DIVIDE MINING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

16.	INTEREST EXPENSES, NET

Interest expenses, net for the years ended December 31, 2007, 2006, 2005 and 2004 are as follows:

	2007	2006	2005	2004

Interests on bank borrowings	$457,647	$244,723	$155,925	$103,057
Bank charges	1,335	1,024	166	84
Bank deposit interest income	(64,277)	(26,715)	(5,721)	(2,686)

	$394,705	$219,032	$150,370	$100,455

17.	INCOME TAXES

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

In the course of the SEC review of registration statements on Form S-1 and Form S-1/A (File Nos. 333-150822), we restated our annual report on March 29, 2008 for the fiscal years ended December 31, 2007, 2006, 2005, and 2004. Our consolidated balance sheets as of December 31, 2007, 2006, 2005, and 2004, our consolidated statements of income, our consolidated statements of cash flows and our consolidated statements of changes in shareholders’ equity for the fiscal years ended December 31, 2007, 2006, 2005, and 2004, and also extended or modified certain notes to here consolidated financial statements. This restatement arose relating to: (1) the incorrect accounting treatment on the reverse acquisition including incorrect number of shares recorded as exchange for all the shares of Faith Winner Investments Limited, and the accumulated deficits had not been put into the additional paid-in capital. The impacts of the above have made the changes in figures as of December 31, 2007 by a decrease in additional paid-in capital by $210,496, and an increase of accumulated other comprehensive income by $210,496. The impacts of the above have made the changes in figures as of December 31, 2006, 2005, and 2004, by a decrease in share capital by $1,500, and an increase of additional paid-in capital by $1,500. (2) the inappropriate classification of the gain on disposal of fixed assets as other income. The impacts of the above have made the changes in figures as of December 31, 2007 by a decrease in other income by $13,048, and a decrease of general & administrative expenses by $13,048. (3) the omission of recognition of the beneficial conversion feature of convertible preferred stock as dividends. The impacts of the above have made the changes in figures as of December 31, 2007 by an increase in additional paid in capital and decrease in retained earnings by $7,988,359. Also the amount of earnings for purpose of basic earnings per share decreased as $2,335,669. (4) the omission of recognition of the effect of dilutive potential common stock by conversion of warrants. The impacts of the above have made the changes in figures as of December 31, 2007 by an increase in weighted average number of common stock for the purpose of dilutive earnings per share by 4,006,096, and a decrease of dilutive earnings per share by $0.275.

YANGLIN SOYBEAN INC.

BALANCE SHEETS

	Original	Restated
	December 31,
	2007	2007
STOCKHOLDERS’ EQUITY
Preferred stock – $0.001 par value 50,000,000 share authorized ; 9,999,999 issued and outstanding as of December 31, 2007	$2,923,815	$10,000

Additional paid-in capital	27,487,549	38,179,227

Retained earnings	17,410,219	9,421,860

Accumulated other comprehensive income	3,355,382	3,565,878

	Original	Restated
	December 31,
	2006	2006
STOCKHOLDERS’ EQUITY

Common stock - $0.001 par value 100,000,000 shares authorized; 18,500,000 shares issued and outstanding as of December 31, 2006	$20,000	$18,500

Additional paid-in capital	12,247,436	12,248,936

YANGLIN SOYBEAN INC.

BALANCE SHEETS (Continued)

	Original	Restated
	December 31,
	2005	2005
STOCKHOLDERS’ EQUITY

Common stock - $0.001 par value 100,000,000 shares authorized; 18,500,000 shares issued and outstanding as of December 31, 2005	$20,000	$18,500
Additional paid-in capital	12,227,436	$12,228,936

	Original	Restated
	December 31,
	2004	2004
STOCKHOLDERS’ EQUITY
Common stock - $0.001 par value 100,000,000 shares authorized; 18,500,000 shares issued and outstanding as of December 31, 2004	$20,000	$18,500

Additional paid-in capital	12,227,436	12,228,936

YANGLIN SOYBEAN INC.

STATEMENTS OF INCOME

	Original	Restated
	For Year Ended December 31,
	2007	2007

General and administrative expenses	$(1,825,498)	$(1,812,450)

Income from operations	10,666,300	10,679,348

Other income-gain on disposal of fixed assets	13,048	-

Foreign currency translation adjustment	2,466,192	2,676,688

Comprehensive income	12,790,220	13,000,716

Basic earnings per share after dividend	-	0.12

Diluted earnings per share	0.34	0.07

Diluted weighted average share outstanding	29,998,472	34,004,568

YANGLIN SOYBEAN INC.

STATEMENTS OF INCOME

	Original	Restated
	For Year Ended December 31,
	2005	2005

Net sales	$38,107,145	$38,430,465

Other sales	323,320	-

	Original	Restated
	For Year Ended December 31,
	2004	2004

Net sales	$26,046,389	$26,325,611

Other sales	279,222	-

(3) Exhibits

The exhibits listed on the Exhibit Index (following the signatures section of this report) are included, or incorporated by reference, in this annual report.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

YANGLIN SOYBEAN, INC
(Registrant)

Dated: December 2, 2008	/s/ Shulin Liu
Shulin Liu

Chief Executive Officer,
Chairman of the Board

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Shulin Liu	Chief Executive Officer,	December 2, 2008
Shulin Liu	Chairman of the Board

/s/ Shaocheng Xu	Chief Financial Officer	December 2, 2008
Shaocheng Xu

/s/ Yang Miao	Director	December 2, 2008
Yang Miao

/s/ Zongtai Guo	Director	December 2, 2008
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