Form 10-K/A
period 2007-12-31
Yanglin Soybean, Inc.
filed 2009-02-17
CIK 1368745

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

AMENDMENT NO. 4 TO
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

EXPLANATORY NOTE

This Amendment No. 4 to our annual report on Form 10-K, for the fiscal year ended on December 31, 2007, initially filed with the Securities and Exchange Commission (“SEC”) on March 31, 2008 is being filed in response to SEC’s comment letter dated January 8, 2009.

YANGLIN SOYBEAN, INC.
(A Nevada Corporation)

TABLE OF CONTENTS

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

On January 18, 2008, the Company changed its name from “Victory Divide Mining Company” to Yanglin Soybean, Inc.” Because we conduct our business operations through Yanglin, in the following sections, unless otherwise noted, we , the company, and Yanlin are used interchangeably.

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

Intellectual Property

Yanglin has registered the following trademarks in the PRC, which are currently used for all our products:

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

Our Chief Executive Officer, Mr. Shulin Liu and his wife Mrs. Huanqin Ding, beneficially own approximately 91% of our common stock through their 100% holding in Winner State (BVI). Our loan in the amount of approximately $17 million to the domestic Chinese Yanglin Soybean Group Co. Ltd. is callable should Mr. Shulin Liu decide to sell his and/or his wife’s majority interest in Yanglin. This could cause disruption in our operations and as a consequence may adversely affect our financial condition and results of operation.

According to the Exclusive Purchase Option Agreement, Faith Winner (Jixian) (“WFOE”) has the exclusive purchase option to the equity and assets of Yanglin, any other party has no right to purchase any equity from Mr. Shulin Liu and his wife. If Mr. Shulin Liu and his wife breach the Exclusive Purchase Option Agreement to sell the equity, under the Loan Agreement, repayment should be made in its entirety or in part, at WFOE’s option and upon 10 days written notice. Yanglin may choose two ways to repay the debt, either (i) in cash, or (ii) by a transfer of equity interests of Yanglin or all its assets (at the minimum price allowed under PRC law with any excess treated as interests). If Yanglin chooses to repay the debt in cash, it may cause disruption in its operations due to lack of the working capital.

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

The majority of our revenues will be settled in Renminbi, and any future restrictions on currency exchanges may limit our ability to use revenue generated in Renminbi to distribute dividend or make other payments in U.S. dollars. Normally the revenue will be reinvested in China. If we distribute dividend or  make other payments in U.S. dollars to the shareholders, PRC Foreign Investment Companies Laws require us to provide relevant documents such as tax payment evidence and resolutions of the board of the directors.  Although the Chinese government introduced regulations in 1996 to allow greater convertibility of the Renminbi for current account transactions, significant restrictions still remain, including primarily the restriction that foreign-invested enterprises may only buy, sell or remit foreign currencies after providing valid commercial documents at those banks in China authorized to conduct foreign exchange business. In addition, conversion of Renminbi for capital account items, including direct investment and loans, is subject to governmental approval in China, and companies are required to open and maintain separate foreign exchange accounts for capital account items. We cannot be certain that the Chinese regulatory authorities will not impose more stringent restrictions on the convertibility of the Renminbi.

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

Our assets are predominately located inside China. Under the laws governing foreign investment enterprises in China, dividend distribution and liquidation are allowed but subject to special procedures under the relevant laws and rules. Any dividend payment will be subject to the decision of the board of directors and subject to foreign exchange rules governing such repatriation. Any liquidation is subject to both the relevant government agency’s approval and supervision as well the foreign exchange control. The foreign exchange control authority may or may not approve the repatriation of funds out of China if any funds left after liquidation.  This may generate additional risk for our investors in case of liquidation.

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

Cost of Sales and Gross Profit

	For The Year Ended December 31
	2007	% of Sales	2006	% of Sales	Period to Period Change
	Amount ($)	Revenue	Amount ($)	Revenue	Amount ($)%
Soybean meal	(86,654,275)	93.6	(53,256,342)	90.6	33,397,933	62.7
Soybean oil	(42,075,631)	89.4	(20,080,631)	90.7	21,995,000	109.5
Salad Oil	(13,838,752)	88.9	(6,525,206)	91.2	7,313,546	112.1
Cost of Sales	(142,568,658)	91.9	(79,862,179)	90.7	62,706,479	78.5

Soybean meal	5,909,167	6.4	5,514,590	9.4	394,577	7.2
Soybean oil	4,996,010	10.6	2,068,768	9.3	2,927,242	141.5
Salad Oil	1,733,032	11.1	632,957	8.8	1,100,075	173.8
Gross Profit	12,638,209	8.1	8,216,315	9.3	4,421,894	53.8

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

Operating Expenses

					Period to Period
	For The Year Ended December 31				Change
	2007	% of Sales	2006	% of Sales	Amount
	Amount ($)	Revenue	Amount ($)	Revenue	($)%
Selling Expenses	(146,411)	0.09	(63,209)	0.07	83,202	131.6
General & Administrative Expenses	(1,812,450)	1.17	(1,078,184)	1.22	734,266	68.1
Total Operating Expenses	(1,958,861)	1.27	(1,141,393)	1.29	817,468	72.8

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

Income fromOperations and Net Income

					Period to Period
	For The Year Ended December 31				Change
	2007	% of Sales	2006	%of Sales	Amount
	Amount ($)	Revenue	Amount ($)	Revenue	($)%
Income from operations	10,679,348	6.9	7,074,922	8.0	3,604,426	50.9
Interest expenses, net	(394,705)	0.25	(219,032)	0.24	175,673	80.2
Other income, net of expenses	39,385	0.03	-	-	39,385	100
Income tax	-		-
Net income	10,324,028	6.7	6,855,890	7.8	3,468,138	50.6
Foreign currency translation adjustment	2,676,688	1.7	675,461	0.76	2,001,227	296.3
Comprehensive income	13,000,716	8.4	7,531,351	8.6	5,469,365	72.6

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

Cost of Sales and Gross Profit

	For The Year Ended December 31
	2006	% of Sales	2005	%of Sales	Period to Period Change
	Amount ($)	Revenue	Amount ($)	Revenue	Amount ($)%
Soybean meal	(53,256,342)	90.6	(23,541,691)	92.5	29,714,651	126.2
Soybean oil	(20,080,631)	90.7	(10,409,603)	91.1	9,671,028	92.9
Salad Oil	(6,525,206)	91.2	(984,096)	93.5	5,541,110	563.0
Soybean	-	-	(197,274)	101.7	(197,274)	(100)
Cost of Sales	(79,862,179)	90.7	(35,132,664)	92.2	44,729,515	127.3

Soybean meal	5,514,590	9.4	1,897,792	7.5	3,616,798	190.6
Soybean oil	2,068,768	9.3	1,011,183	8.9	1,057,585	104.6
Salad Oil	632,957	8.8	68,772	6.5	564,185	820.4
Soybean	-	-	(3,266)	(1.7)	3,266	100.0
Gross Profit	8,216,315	9.3	2,974,481	7.8	5,241,834	176.2

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

Operating Expenses

					Period to Period
	For The Year Ended December 31				Change
	2006	% of Sales	2005	%of Sales	Amount
	Amount ($)	Revenue	Amount ($)	Revenue	($)%
Selling Expenses	(63,209)	0.07	(43,094)	0.11	20,115	46.7
General & Administrative Expenses	(1,078,184)	1.22	(1,103,262)	2.89	(25,078)	(2.27)
Total Operating Expenses	(1,141,393)	1.29	(1,146,356)	3.0	(4,963)	(0.43)

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

Income from Operations and Net Income

					Period to Period
	For The Year Ended December 31				Change
	2006	% of Sales	2005	% of Sales	Amount
	Amount ($)	Revenue	Amount ($)	Revenue	($)%
Income from operations	7,074,922	8.0	2,151,445	5.6	4,923,477	228.8
Interest expenses, net	(219,032)	0.24	(150,370)	0.39	68,662	45.7
Other income, net of expenses	-	-	-	-	-	-
Income tax	-	-	-	-	-	-
Net income	6,855,890	7.8	2,001,075	5.3	4,854,815	242.6
Foreign currency translation adjustment	675,461	0.76	397,756	1.0	277,705	69.8
Comprehensive income	7,531,351	8.6	2,398,831	6.3	5,132,520	214.0

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

Currently we have a credit line of up to RMB190 million, or about USD 27.09 million using current exchange rate of 1USD to 7.0130RMB, based on our credit rank AA granted by Agricultural Development Bank. We believe that this would be sufficient for our future working capital needs at the current operation and capacity level.

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

Hong Kong, China
March 29, 2008,	Albert Wong & Co.
except for note 21, as to which the date is August 20, 2008	Certified Public Accountants

YANGLIN SOYBEAN INC. F/K/A VICTORY DIVIDE MINING COMPANY

CONSOLIDATED BALANCE SHEETS
AS AT DECEMBER 31, 2007, 2006, 2005 AND 2004
(Stated in US Dollars)

	Notes	2007	2006	2005	2004
ASSETS
Current assets
Cash and cash equivalents	2(j)	$9,210,121	$3,013,520	$2,946,423	$8,435,453
Pledged deposits	4	500,000	-	-	-
Trade receivables	2(i)&5	13,854	190,989	534,866	536,452
Inventories	2(h)&7	17,883,652	7,268,594	5,244,189	3,256,755
Advances to suppliers		5,736,267	-	1,526	5,584
Prepaid VAT and other taxes		2,457,137	674,184	607,383	314,680
Other receivables	6	27,896	124,767	577,496	520,554

Total current assets		$35,828,927	$11,272,054	$9,911,883	$13,069,478
Property, plant and equipment, net	2(f)&8	22,563,196	20,557,531	15,646,165	6,177,618
Land use rights, net	2(e)&9	3,444,081	3,416,162	1,118,471	1,117,938
Prepaid deposits for equipment and
construction		8,896,327	-	414,314	89,164

TOTAL ASSETS		$70,732,531	$35,245,747	$27,090,833	$20,454,198

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Short-term bank loans	10	$12,305,000	$6,523,825	$4,335,235	$2,425,479
Current portion of long-term bank
loans	12	47,433	51,309	27,390	29,149
Accounts payable		12,921	723,506	535,715	1,754,410
Amounts due to construction		-	885,811	2,736,888	-
Other payables	11	44,380	24,763	93,940	150,972
Customers deposits		2,656,777	2,337,371	2,404,180	1,774,682
Accrued liabilities		521,114	503,734	501,288	215,412

Total current liabilities		$15,587,625	$11,050,319	$10,634,636	$6,350,104
Long-term liabilities
Long-term bank loans	12	457,107	461,777	273,897	320,625

TOTAL LIABILITIES		$16,044,732	$11,512,096	$10,908,533	$6,670,729

See notes to consolidated financial statements

YANGLIN SOYBEAN INC. F/K/A VICTORY DIVIDE MINING COMPANY

CONSOLIDATED BALANCE SHEETS (Continued)
AS AT DECEMBER 31, 2007, 2006, 2005 AND 2004
(Stated in US Dollars)

	Notes	2007	2006	2005	2004

STOCKHOLDERS’ EQUITY
Preferred Stock – $0.001 par value 50,000,000 share authorized ; 9,999,999, none, none, and none issued and outstanding as of December 31, 2007, 2006, 2005, and 2004 respectively. (Restated)	13	$10,000	$-	$-	$-

Common stock - $0.001 par value 100,000,000 shares authorized; 20,000,003, 18,500,000, 18,500,000, and 18,500,000 shares issued and outstanding as of December 31, 2007, 2006, 2005, and 2004 respectively. (Restated)	14	20,000	18,500	18,500	18,500
Additional paid-in capital (Restated)	14	38,389,635	12,248,936	12,228,936	12,228,936
Statutory reserves	2(t)	3,490,834	1,716,827	643,236	270,697
Retained earnings (Restated)		9,421,860	8,860,198	3,077,899	1,449,363
Accumulated other comprehensive income (Restated)	2(u)	3,355,470	889,190	213,729	(184,027)

		$54,687,799	$23,733,651	$16,182,300	$13,783,469

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY		$70,732,531	$35,245,747	$27,090,833	$20,454,198

See notes to consolidated financial statements

YANGLIN SOYBEAN INC. F/K/A VICTORY DIVIDE MINING COMPANY

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31, 2007, 2006, 2005 AND 2004
(Stated in US Dollars)

		2007	2006	2005	2004
	Notes

Net sales (Restated)	2(l)&19	$155,206,867	$88,078,494	$38,430,465	$26,325,611
Cost of sales	2(m)&19	(142,568,658)	(79,862,179)	(35,132,664)	(24,557,296)

Gross profit		$12,638,209	$8,216,315	$3,297,801	$1,768,315

Selling expenses		(146,411)	(63,209)	(43,094)	(54,553)
General and administrative expenses (Restated)		(1,812,450)	(1,078,184)	(1,103,262)	(902,258)

Income from continuing operations (Restated)		$10,679,348	$7,074,922	$2,151,445	$811,504

Interest expenses, net	16	(394,705)	(219,032)	(150,370)	(100,455)
Other income-government grant		39,385	-	-	211,168

Income before taxation		$10,324,028	$6,855,890	$2,001,075	$922,217

Income tax	2(s)&17	-	-	-	-

Net income		$10,324,028	$6,855,890	$2,001,075	$922,217

Beneficial conversion feature on Series A preferred stock		(7,988,359)	-	-	-

Net income attributable to common shareholders		$2,335,669	$6,855,890	$2,001,075	$922,217

Foreign currency translation adjustment (Restated)		2,466,280	675,461	397,756	398

Comprehensive income (Restated)		$4,801,949	7,531,351	2,398,831	922,615

Basic earnings per share	15	$0.12	$0.34	$0.10	$0.05

Diluted earnings per share (Restated)	15	$0.07	0.34	0.10	0.05

Basic weighted average share outstanding	15	19,998,473	19,998,473	19,998,473	19,998,473

Diluted weighted average share outstanding (Restated)	15	34,003,038	19,998,473	19,998,473	19,998,473

See notes to consolidated financial statements

YANGLIN SOYBEAN INC. F/K/A VICTORY DIVIDE MINING COMPANY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2007, 2006, 2005 AND 2004
(Stated in US Dollars)

								Accumulated
	Common stock		Additional					other
	Number		Preferred	paid-in	Statutory	Retained		comprehensive
	of share	Amount	stock	capital	reserves	earnings		income	Total

Bal., 1/1/2004	18,500,000	$18,500	-	12,049,027	119,636	678,207		(184,425)	12,680,945
Net income	-	-	-	-	-	922,217		-	922,217
Addition of capital	-	-	-	179,909	-	-		-	179,909
Appropriations to surplus reserves	-	-	-	-	151,061	(151,061)		-	-
Foreign currency adjustment	-	-	-	-	-	-		398	398

Bal., 12/31/2004	18,500,000	$18,500	-	12,228,936	270,697	1,449,363		(184,027)	13,783,469

Bal., 1/1/2005	18,500,000	$18,500	-	12,228,936	270,697	1,449,363		(184,027)	13,783,469
Net income	-	-	-	-	-	2,001,075		-	2,001,075
Appropriations to surplus reserves	-	-	-	-	372,539	(372,539)		-	-
Foreign currency adjustment	-	-	-	-	-	-		397,756	397,756

Bal., 12/31/2005	18,500,000	$18,500	-	12,228,936	643,236	3,077,899		213,729	16,182,300

Bal., 1/1/2006	18,500,000	$18,500	-	12,228,936	643,236	3,077,899		213,729	16,182,300
Net income	-	-	-	-	-	6,855,890		-	6,855,890
Addition of capital	-	-	-	20,000	-	-		-	20,000
Appropriations to surplus reserves	-	-	-	-	1,073,591	(1,073,591)		-	-
Foreign currency adjustment	-	-	-	-	-	-		675,461	675,461

Bal., 12/31/2006	18,500,000	$18,500	-	12,248,936	1,716,827	8,860,198		889,190	23,733,651

Bal., 1/1/2007	18,500,000	$18,500	-	12,248,936	1,716,827	8,860,198		889,190	23,733,651
Net income	-	-	-	-	-	10,324,028		-	10,324,028
Reverse acquisition	1,497,608	1,498	-	(88)	-	-		-	1,410
Addition of capital	2,395	2	10,000	26,140,787	-	-		-	26,150,789
Beneficial conversion feature on Series A preferred stock	-	-		-	-	(7,988,359)	-	-	(7,988,359)
Appropriations to surplus reserves	-	-	-	-	1,774,007	(1,774,007)		-	-
Foreign currency adjustment	-	-	-	-	-	-		2,466,280	2,466,280

Bal., 12/31/2007	20,000,003	$20,000	10,000	38,389,635	3,490,834	9,421,860		3,355,470	54,687,799

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

YANGLIN SOYBEAN INC. F/K/A VICTORY DIVIDE MINING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

5.	TRADE RECEIVABLES, NET

Details of trade receivables are as follows:
	2007	2006	2005	2004

Trade receivables, gross	$15,067	$192,678	$537,336	$539,000
Provision for doubtful debts	(1,213)	(1,689)	(2,470)	(2,548)

	$13,854	$190,989	$534,866	$536,452

All of the above trade receivables are due within 12 months of aging.

An analysis of the allowance for doubtful accounts for the years ended December 31, 2007, 2006, 2005 and 2004 is as follows:
	2007	2006	2005	2004

Balance at beginning of year	$1,689	$2,470	$2,548	$2,306
Addition/(reduction) of bad debt expense	(569)	(844)	(143)	242
Foreign exchange adjustment	93	63	65	-

Balance at end of year	$1,213	$1,689	2,470	2,548

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

10.  SHORT-TERM BANK LOANS

Short-term bank loans are as follows:

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

10.  SHORT-TERM BANK LOANS (Continued)

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

12.  LONG-TERM BANK LOANS

Long-term bank loans are as follows:
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

YANGLIN SOYBEAN INC. F/K/A VICTORY DIVIDE MINING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

14.  CAPITALIZATION

As a result of the Group’s reverse-merger on October 3, 2007, the Group’s capital structure has been changed. The number of common stock was 20,000,003 after reverse-merger. The common stock is $20,000 with paid-in capital $38,389,635. The new capital structure will be retroactively restated in the consolidated balance sheet as of December 31, 2007, 2006, 2005 and 2004.

15.  EARNINGS PER SHARE

The calculation of the basic and diluted earnings per share attributable to the common stock holders is based on the following data:

	2007	2006	2005	2004

Earnings:

Net income	$10,324,028	$6,855,890	$2,001,075	$922,217
Beneficial conversion feature on Series A
preferred stock	(7,988,359)	-	-	-

Net income attributable to common
shareholders	$2,335,669	$6,855,890	$2,001,075	$922,217

Number of shares:

Weighted average number of
common stock for the purpose of basic
earnings per share	19,998,473	19,998,473	19,998,473	19,998,473
Effect of dilutive potential common
stock - conversion of convertible
preferred stock	9,999,999	-	-	-
Effect of dilutive potential common
stock - conversion of warrants	4,004,566	-	-	-

Weighted average number of common
stock for the purpose of dilutive
earnings per share	34,003,038	19,998,473	19,998,473	19,998,473

Earnings per share

Basic earnings per share	0.12	0.34	0.10	0.05

Dilutive earnings per share	0.07	0.34	0.10	0.05

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

YANGLIN SOYBEAN INC. F/K/A VICTORY DIVIDE MINING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

21.  RESTATEMENT

In the course of the SEC review of registration statements on Form S-1 and Form S-1/A (File Nos. 333-150822), we restated our annual report on March 29, 2008 for the fiscal years ended December 31, 2007, 2006, 2005, and 2004. Our consolidated balance sheets as of December 31, 2007, 2006, 2005, and 2004, our consolidated statements of income, our consolidated statements of cash flows and our consolidated statements of changes in shareholders’ equity for the fiscal years ended December 31, 2007, 2006, 2005, and 2004, and also extended or modified certain notes to here consolidated financial statements. This restatement arose relating to: (1) the incorrect accounting treatment on the reverse acquisition including incorrect number of shares recorded as exchange for all the shares of Faith Winner Investments Limited, and the accumulated deficits had not been put into the additional paid-in capital. The impacts of the above have made the changes in figures as of December 31, 2007 by a decrease in additional paid-in capital by $88, and an increase of accumulated other comprehensive income by $88. The impacts of the above have made the changes in figures as of December 31, 2006, 2005, and 2004, by a decrease in share capital by $1,500, and an increase of additional paid-in capital by $1,500. (2) the inappropriate classification of the gain on disposal of fixed assets as other income. The impacts of the above have made the changes in figures as of December 31, 2007 by a decrease in other income by $13,048, and a decrease of general & administrative expenses by $13,048. (3) the omission of recognition of the beneficial conversion feature of convertible preferred stock as dividends. The impacts of the above have made the changes in figures as of December 31, 2007 by an increase in additional paid in capital and decrease in retained earnings by $7,988,359. Also the amount of earnings for purpose of basic earnings per share decreased as $2,335,669. (4) the omission of recognition of the effect of dilutive potential common stock by conversion of warrants. The impacts of the above have made the changes in figures as of December 31, 2007 by an increase in weighted average number of common stock for the purpose of dilutive earnings per share by 4,006,096, and a decrease of dilutive earnings per share by $0.275. (5)  the amount of preferred stock was not stated at par value. The impacts of the above have made the changes in figures as of December 31, 2007 by an increase in additional paid-in capital and decrease in preferred stock by $2,913,815.

YANGLIN SOYBEAN INC.

BALANCE SHEETS

	Original	Restated
	December 31,
	2007	2007
STOCKHOLDERS’ EQUITY
Preferred stock – $0.001 par value
50,000,000 share authorized ; 9,999,999 issued
and outstanding as of December 31, 2007	$2,923,815	$10,000

Additional paid-in capital	27,487,549	38,389,635

Retained earnings	17,410,219	9,421,860

Accumulated other comprehensive income	3,355,382	3,355,470

	Original	Restated
	December 31,
	2006	2006
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
2004	$20,000	$18,500

Additional paid-in capital	12,227,436	12,228,936

YANGLIN SOYBEAN INC.

STATEMENTS OF INCOME

	Original	Restated
	For Year Ended December 31,
	2007	2007

General and administrative expenses	$(1,825,498)	$(1,812,450)

Income from continuing operations	10,666,300	10,679,348

Other income-gain on disposal of fixed assets	13,048	-

Foreign currency translation adjustment	2,466,192	2,466,280

Comprehensive income	12,790,220	4,801,949

Basic earnings per share	-	0.12

Diluted earnings per share	0.34	0.07

Diluted weighted average share outstanding	29,998,472	34,004,568

YANGLIN SOYBEAN INC.

STATEMENTS OF INCOME

	Original	Restated
	For Year Ended December 31,
	2005	2005

Net sales	$38,107,145	$38,430,465

Other sales	323,320	-

	Original	Restated
	For Year Ended December 31,
	2004	2004

Net sales	$26,046,389	$26,325,611

Other sales	279,222	-

(3) Exhibits

The exhibits listed on the Exhibit Index (following the signatures section of this report) are included, or incorporated by reference, in this annual report.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

YANGLIN SOYBEAN, INC
(Registrant)

Dated: February 17, 2009	/s/ Shulin Liu
Shulin Liu

Chief Executive Officer,
Chairman of the Board

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Shulin Liu	Chief Executive Officer,	February 17, 2009
Shulin Liu	Chairman of the Board

/s/ Shaocheng Xu	Chief Financial Officer	February 17, 2009
Shaocheng Xu

/s/ Yang Miao	Director	February 17, 2009
Yang Miao

/s/ Zongtai Guo	Director	February 17, 2009
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