Form 10-Q/A
period 2008-03-31
Yanglin Soybean, Inc.
filed 2009-02-23
CIK 1368745

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Amendment No.3 to
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

EXPLANATORY NOTE

This Amendment No. 3 to our quarterly report on Form 10-Q for the quarter ended on March 31, 2008, initially filed with the Securities and Exchange Commission (“SEC”) on May 15, 2008 is being filed to revise the Financial Statements for the three months ended March 31, 2008 and 2007 in the following material respects: (i) restatements of items of Stockholders’ Equity, Preferred Stock, Additional Paid-In Capital, Retained Earnings and Accumulated Other Comprehensive Income in the Consolidated Balance Sheets as of March 31, 2008 and December 31, 2007; (ii) revisions of items of Preferred Stock, Additional Paid-In Capital and Accumulated Other Comprehensive Income in the Consolidated Statements of Stockholders’ Equity for the three months ended March 31, 2008 and the year ended December 31, 2007;  and (iii) the revisions of Paid-In Capital in Note 14 and Note 20 regarding Restatement to the Financial Statements.

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

YANGLIN SOYBEAN INC. F/K/A VICTORY DIVIDE MINING COMPANY

CONSOLIDATED BALANCE SHEETS
AS AT MARCH 31, 2008 AND DECEMBER 31, 2007
(Stated in US Dollars)

	Notes	March 31, 2008	December 31, 2007
		(Unaudited)	(Audited)
ASSETS
Current assets
Cash and cash equivalents	2(k)	$10,698,297	$9,210,121
Pledged deposits	4	500,000	500,000
Trade receivables	2(j)&5	-	13,854
Inventories	2(i)&7	21,334,723	17,883,652
Advances to suppliers		8,688,133	5,736,267
Prepaid VAT and other taxes		2,949,675	2,457,137
Other receivables	6	66,404	27,896

Total current assets		$44,237,232	$35,828,927
Property, plant and equipment, net	2(g)&8	21,706,046	22,563,196
Intangible assets, net	2(e),(f)&9	4,668,564	3,444,081
Prepaid deposits for equipment and construction		9,499,089	8,896,327

TOTAL ASSETS		$80,110,931	$70,732,531

LIABILITIES AND
STOCKHOLDERS’ EQUITY
Current liabilities
Short-term bank loans	10	$12,816,496	$12,305,000
Current portion of long-term bank
loans	12	49,405	47,433
Accounts payable		11,163	12,921
Other payables	11	32,624	44,380
Customers deposits		3,240,183	2,656,777
Accrued liabilities		547,617	521,114

Total current liabilities		$16,697,488	$15,587,625
Long-term liabilities
Long-term bank loans	12	464,630	457,107

TOTAL LIABILITIES		$17,162,118	$16,044,732

See accompanying notes to consolidated financial statements

YANGLIN SOYBEAN INC. F/K/A VICTORY DIVIDE MINING COMPANY

CONSOLIDATED BALANCE SHEETS (Continued)
AS AT MARCH 31, 2008 AND DECEMBER 31, 2007
(Stated in US Dollars)

	Notes	March 31, 2008	December 31, 2007
		(Unaudited)	(Audited)
STOCKHOLDERS’ EQUITY
Preferred Stock – $0.001 par value 50,000,000 share authorized ; 9,999,999 and 9,999,999 issued and outstanding as of March 31, 2008 and December 31, 2007 respectively. (Restated)	13	$10,000	$10,000

Common stock - $0.001 par value 100,000,000 shares authorized; 20,000,003 shares issued and outstanding as of March 31, 2008 and December 31, 2007	14	20,000	20,000
Additional paid-in capital (Restated)	14	38,389,635	38,389,635
Statutory reserves	2(s)	3,490,834	3,490,834
Retained earnings (Restated)		15,280,862	9,421,860
Accumulated other comprehensive
Income (Restated)	2(t)	5,757,482	3,355,470

		$62,948,813	$54,687,799

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY		$80,110,931	$70,732,531

See accompanying notes to consolidated financial statements

YANGLIN SOYBEAN INC. F/K/A VICTORY DIVIDE MINING COMPANY

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007
(Stated in US Dollars) (Unaudited)

	Three months ended March 31,
		2008	2007
	Notes

Net sales	2(m)&18	$65,275,858	$35,293,846
Costs of sales	2(n)&18	(58,438,980)	(31,977,991)

Gross profit		$6,836,878	$3,315,855

Selling expenses		(54,425)	(17,613)
General and administrative expenses		(692,812)	(424,520)

Income from operation		6,089,641	2,873,722
Interest income		18,284	12,436
Interest expenses		(248,923)	(111,064)

Income from continuing operations before income taxes		$5,859,002	$2,775,094
Income taxes	2(r)&16	-	-

Net income		$5,859,002	$2,775,094

Foreign currency translation adjustment		2,402,012	245,827

Comprehensive income		$8,261,014	$3,020,921

Basic earnings per share	15	$0.293	$0.139

Diluted earnings per share	15	$0.168	$0.139

Basic weighted average share outstanding	15	20,000,003	19,998,473

Diluted weighted average share outstanding	15	34,790,205	19,998,473

See accompanying notes to consolidated financial statements

YANGLIN SOYBEAN INC. F/K/A VICTORY DIVIDE MINING COMPANY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEAR ENDED DECEMBER 31, 2007 AND THREE-MONTHS ENDED
MARCH 31, 2008
(Stated in US Dollars) (Unaudited)

							Accumulated
	Common stock			Additional			other
	Number		Preferred	paid-in	Statutory	Retained	comprehensive
	of share	Amount	stock	capital	reserves	earnings	income	Total

Bal., 1/1/2007	18,500,000	$18,500	-	12,248,936	1,716,827	8,860,198	889,190	23,733,651
Net income	-	-	-	-	-	10,324,028	-	10,324,028
Reverse acquisition	1,497,608	1,498	-	(88)	-	-	-	1,410
Addition of capital	2,395	2	10,000	26,140,787	-	-	-	26,150,789
Beneficial conversion feature on Series A preferred stock	-	-	-	-	-	(7,988,359)	-	(7,988,359)
Appropriations to surplus reserves	-	-	-	-	1,774,007	(1,774,007)	-	-
Foreign currency adjustment	-	-	-	-	-	-	2,466,280	2,466,280

Bal., 12/31/2007	20,000,003	$20,000	10,000	38,389,635	3,490,834	9,421,860	3,355,470	54,687,799

Bal., 1/1/2008	20,000,003	$20,000	10,000	38,389,635	3,490,834	9,421,860	3,355,470	54,687,799
Net income	-	-	-	-	-	5,859,002	-	5,859,002
Foreign currency adjustment	-	-	-	-	-	-	2,402,012	2,402,012

Bal., 3/31/2008	20,000,003	$20,000	10,000	38,389,635	3,490,834	15,280,862	5,757,482	62,948,813

See accompanying notes to consolidated financial statements

YANGLIN SOYBEAN INC. F/K/A VICTORY DIVIDE MINING COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007
(Stated in US Dollars) (Unaudited)

	Three months ended March 31
	2008	2007
Cash flows from operating activities
Net income	$5,859,002	$2,775,094
Depreciation	440,587	504,501
Amortization	41,362	19,210
Loss (Gain) on disposal of fixed assets	43,196	(11,632)

Adjustments to reconcile net income to net cash provided by operating activities:
Accounts receivable	14,122	(62,357)
Inventories	(2,649,766)	(298,780)
Advances to suppliers	(2,655,383)	-
Amounts due to construction	(227,975)	(84,076)
Prepaid VAT and other taxes	(382,049)	(23,955)
Other receivables	623,257	(145,968)
Accounts payable	(2,232)	(714,025)
Other payables	(761,119)	(1,727)
Customers deposits	462,853	98,953
Accrued liabilities	5,024	22,910
Net cash provided by operating activities	$810,879	$2,078,148

Cash flows from investing activities
Payment of plant and equipment	-	(65,864)
Sales proceeds of plant and equipment	-	63,480
Decrease (Increase) of construction in progress	173,331	(212,628)
Net cash provided by (used in) investing activities	$173,331	$(215,012)

Cash flows from financing activities Bank loan repayments	(11,233)	(10,004)
Net cash used in financing activities	$(11,233)	$(10,004)

Net in cash and cash equivalents sourced	972,977	1,853,132

Effect of foreign currency translation on cash and cash equivalents	515,299	37,066

Cash and cash equivalents–beginning of year	9,210,021	3,013,520
Cash and cash equivalents–end of year	$10,698,297	$4,903,718
Supplementary cash flow information:
Interest received	$18,284	$12,436
Interest paid	248,923	111,064

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

YANGLIN SOYBEAN INC. F/K/A VICTORY DIVIDE MINING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007
 (Stated in US Dollars) (Unaudited)

5.	TRADE RECEIVABLES, NET

Details of trade receivables are as follows:

	March 31, 2008	December 31, 2007

Trade receivables, gross	$-	$15,067
Provision for doubtful debts	-	(1,213)

	$-	$13,854

All of the above trade receivables are due within 12 months of aging.

An analysis of the allowance for doubtful accounts for the three months ended March 31, 2008 and year ended December 31, 2007 is as follows:

	March 31, 2008	December 31, 2007

Balance at beginning of the period/year	$1,213	$1,689
Reduction of bad debt expense	(1,237)	(569)
Foreign exchange adjustment	24	93

Balance at end of the period/year	$-	$1,213

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

YANGLIN SOYBEAN INC. F/K/A VICTORY DIVIDE MINING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007
 (Stated in US Dollars) (Unaudited)

10.	SHORT-TERM BANK LOANS

Short-term bank loans are as follows:

	March 31, 2008	December 31, 2007
Loans from Agricultural Development Bank of China, interest rates at 7.02% - 7.47% per annum, due August 29, 2008	$8,544,331	$8,203,333

Loans from Agricultural Development Bank of China, interest rates at 7.29% - 7.47% per annum, due November 21, 2008	4,272,165	4,101,667

	$12,816,496	$12,305,000

Interest paid for the three months ended March 31, 2008 and 2007 were $236,831, and $100,454, respectively.

11.	OTHER PAYABLES

Other payables are as follows:

	March 31, 2008	December 31, 2007

Due for employees	$11,113	$10,670
Sundry	21,511	33,710

	$32,624	$44,380

Due for employees are unsecured, interest-free, and repayable on demand. They are travel and expenses reimbursements.

YANGLIN SOYBEAN INC. F/K/A VICTORY DIVIDE MINING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007
 (Stated in US Dollars) (Unaudited)

12.	LONG-TERM BANK LOANS

Long-term bank loans are as follows:

	March 31, 2008	December 31, 2007
Loans from Industrial And Commercial Bank of China, interest rates at 8.892% -9.405% per annum with various installments, final due October 28, 2016	$514,035	$504,540

Current portion due within one year	(49,405)	(47,433)

	$464,630	$457,107

Interest paid for the three months ended March 31, 2008 and  2007 were $12,092 and $10,610 respectively.

The future principal payments under the bank loans as of March 31, 2008 are as follows:

Year

2009	$49,405
2010	53,098
2011	56,789
2012	60,481
2013	64,172
Thereafter	230,090
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

For the three months ended March 31, 2008 and 2007, the Group’s net sales and cost of sales from these three product types, soybean meal, soybean oil and salad oil products are shown as follows:

For the three months ended March 31, 2008
	Soybean meal	Soybean oil	Salad oil	Consolidated

Net sales	$37,875,995	$19,962,842	$7,437,021	$65,275,858
Cost of sales	(34,945,118)	(17,120,390)	(6,373,472)	(58,438,980)

Segment result	$2,930,877	$2,842,452	$1,063,549	$6,836,878

For the three months ended March 31, 2007
	Soybean meal	Soybean oil	Salad oil	Consolidated

Net sales	$22,956,206	$9,391,465	$2,946,175	$35,293,846
Cost of sales	(21,526,754)	(7,936,600)	(2,514,637)	(31,977,991)

Segment result	$1,429,452	$1,454,865	$431,538	$3,315,855

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

In the course of the SEC review of registration statements on Form S-1 and Form S-1/A (File Nos. 333-150822), we restated our financial statements on May 10, 2008 for the three months ended March 31, 2008, and 2007. Our consolidated balance sheets as of March 31, 2008, and 2007, our consolidated statements of income, our consolidated statements of cash flows and our consolidated statements of changes in shareholders’ equity for the three months ended March 31, 2008, and 2007, and also extended or modified certain notes to here consolidated financial statements. This restatement arose relating to: (1) the incorrect accounting treatment on the reverse acquisition including incorrect number of shares recorded as exchange for all the shares of Faith Winner Investments Limited, and the accumulated deficits had been put into the retained earnings, instead of additional paid-in capital. The impacts of the above have made the changes in figures as of March 31, 2008 by a decrease in additional paid-in capital and an increase of accumulated other comprehensive income by $88. (2) the omission of recognition of the beneficial conversion feature of convertible preferred stock as dividends. The impacts of the above have made the changes in figures as of March 31, 2008 by an increase in preferred stock and decrease in retained earnings by $7,988,359. (3) the incorrect computation of the earnings per share. The impacts of the above have made the change of the basic earnings per share for the three months ended March 31, 2008 and 2007 as $0.293 and $0.139 respectively, and change of the dilutive earnings per share for the same period as $0.195 and $0.139 respectively. (4) the omission of recognition of the effect of dilutive potential common stock by conversion of warrants. The impacts of the above have made the changes in figures as of March 31, 2008 by an increase in weighted average number of common stock for the purpose of dilutive earnings per share by 4,790,203, and a decrease of dilutive earnings per share by $0.107. (5) the amount of preferred stock was not stated at par value. The impacts of the above have made the changes in figures as of December 31, 2007 by an increase in additional paid-in capital and decrease in preferred stock by $2,913,815.

YANGLIN SOYBEAN INC.

BALANCE SHEETS

	Original	Restated
	March 31,
	2008	2008
STOCKHOLDERS’ EQUITY
Preferred stock – $0.001 par value 50,000,000 share authorized ; 9,999,999 issued and outstanding as of December 31, 2007	$2,923,815	$10,000

Additional paid-in capital	27,487,549	38,389,635

Retained earnings	23,058,725	15,280,862

Accumulated other comprehensive income	5,967,890	5,757,482

YANGLIN SOYBEAN INC.

STATEMENTS OF INCOME

	Original	Restated
	For the three months ended March 31,
	2008	2008

Basic earnings per share	$0.413	$0.293

Diluted earnings per share	0.275	0.168

Diluted weighted average share outstanding	30,000,002	34,790,205

	Original	Restated
	For the three months ended March 31,
	2007	2007

Basic earnings per share	$0.151	$0.139

Diluted earnings per share	0.151	0.139

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

Yanglin Soybean, Inc.

Date: February 23, 2009	By:	/s/ SHULIN LIU
Shulin Liu
Chief Executive Officer
(Principal Executive Officer)

Yanglin Soybean, Inc.

Date: February 23, 2009	By:	/s/ SHAOCHENG XU
Shaocheng Xu
Chief Financial Officer
(Principal Financial and Accounting Officer)