Form 10-Q/A
period 2008-06-30
Yanglin Soybean, Inc.
filed 2009-02-23
CIK 1368745

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

EXPLANATORY NOTE

This Amendment No. 2 to our quarterly report on Form 10-Q for the quarter ended on June 30, 2008 initially filed with the Securities and Exchange Commission (the “SEC”) on August 14, 2008 is being file to revise the Financial Statements for the six months ended June 30, 2008 and 2007 in the following material respects: (i) restatements of items of Stockholders’ Equity, Preferred Stock, Additional Paid-In Capital, Retained Earnings and Accumulated Other Comprehensive Income in the Consolidated Balance Sheets as of June 30, 2008 and December 31, 2007; (ii) revisions of items of Preferred Stock, Additional Paid-In Capital, Statutory Reserves, Retained Earnings and Accumulated Other Comprehensive Income in the Consolidated Statements of Stockholders’ Equity for the six months ended June 30, 2008 and the year ended December 31, 2007;  and (iii) the revisions of Paid-In Capital in Note 14 and Note 19 regarding Restatement to the Financial Statements.

Yanglin Soybean, Inc.

YANGLIN SOYBEAN INC.

FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007
(Stated in US dollars) (Unaudited)

YANGLIN SOYBEAN INC.

CONTENTS	PAGES

REPORT OF INDEPENDENT REGISTERED PUBLIC
ACCOUNTING FIRM	1

CONSOLIDATED BALANCE SHEETS	2 – 3

CONSOLIDATED STATEMENTS OF INCOME AND
COMPREHENSIVE INCOME	4

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY	5

CONSOLIDATED STATEMENTS OF CASH FLOWS	6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	7 – 26

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

YANGLIN SOYBEAN INC.

CONSOLIDATED BALANCE SHEETS
AS AT JUNE 30, 2008 AND DECEMBER 31, 2007
(Stated in US Dollars)

	Notes	June 30, 2008	December 31, 2007
ASSETS		(Unaudited)	(Audited)
Current assets
Cash and cash equivalents	2(k)	$10,525,613	$9,210,121
Pledged deposits	4	500,000	500,000
Trade receivables	2(j)&5	-	13,854
Inventories	2(i)&7	21,043,340	17,883,652
Advances to suppliers		10,269,097	5,736,267
Prepaid VAT and other taxes		3,400,284	2,457,137
Other receivables	6	36,587	27,896

Total current assets		$45,774,921	$35,828,927
Property, plant and equipment, net	2(g)&8	23,140,896	22,563,196
Intangible assets, net	2(e),(f)&9	4,716,324	3,444,081
Prepaid deposits for equipment
and construction		11,783,012	8,896,327

TOTAL ASSETS		$85,415,153	$70,732,531

LIABILITIES AND
STOCKHOLDERS’ EQUITY
Current liabilities
Short-term bank loans	10	$13,097,005	$12,305,000
Current portion of long-term bank
loans	12	50,486	47,433
Accounts payable		23,381	12,921
Other payables	11	75,408	44,380
Customers deposits		3,313,283	2,656,777
Accrued liabilities		468,014	521,114

Total current liabilities		$17,027,577	$15,587,625
Long-term liabilities
Long-term bank loans	12	412,365	457,107

TOTAL LIABILITIES		$17,439,942	$16,044,732

See accompanying notes to consolidated financial statements

YANGLIN SOYBEAN INC.

CONSOLIDATED BALANCE SHEETS (Continued)
AS AT JUNE 30, 2008 AND DECEMBER 31, 2007
(Stated in US Dollars)

	Notes	June 30, 2008	December 31, 2007
		(Unaudited)	(Audited)
STOCKHOLDERS’ EQUITY
Preferred Stock – $0.001 par value 50,000,000 share authorized ; 9,999,999 and 9,999,999 issued and outstanding as of June 30, 2008 and December 31, 2007 respectively (Restated)	13	$10,000	$10,000

Common stock - $0.001 par value 100,000,000 shares authorized; 20,000,003 shares issued and outstanding as of June 30, 2008 and December 31, 2007	14	20,000	20,000
Additional paid-in capital (Restated)	14	38,389,635	38,389,635
Statutory reserves	2(s)	3,490,834	3,490,834
Retained earnings (Restated)		18,836,464	9,421,860
Accumulated other comprehensive
income (Restated)	2(t)	7,228,278	3,355,470

		$67,975,211	$54,687,799

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY		$85,415,153	$70,732,531

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

See accompanying notes to consolidated financial statements

YANGLIN SOYBEAN INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEAR ENDED DECEMBER 31, 2007 AND SIX MONTHS ENDED
J UNE 30, 2008 (Unaudited)
(Stated in US Dollars)

							Accumulated
	Common stock			Additional			other
	Number		Preferred	paid-in	Statutory	Retained	comprehensive
	of share	Amount	stock	capital	reserves	earnings	income	Total

Bal., 1/1/2007	18,500,000	$18,500	-	12,228,936	1,716,827	8,860,198	889,190	23,733,651
Net income	-	-	-	-	-	10,324,028	-	10,324,028
Reverse acquisition	1,497,608	1,498	-	(88)	-	-	-	1,410
Addition of capital	2,395	2	10,000	26,140,787	-	-	-	26,150,789
Beneficial conversion
feature on Series A
preferred stock	-	-		-	-	(7,988,359)	-	(7,988,359)
Appropriations to
surplus reserves	-	-	-	-	1,774,007	(1,774,007)	-	-
Foreign currency
adjustment	-	-	-	-	-	-	2,466,280	2,466,280

Bal., 12/31/2007	20,000,003	$20,000	10,000	38,389,635	3,490,834	9,421,860	3,355,470	54,687,799

Bal., 1/1/2008	20,000,003	$20,000	10,000	38,389,635	3,490,834	9,421,860	3,355,470	54,687,799
Net income	-	-	-	-	-	9,414,604	-	9,414,604
Foreign currency
adjustment	-	-	-	-	-	-	3,872,808	3,872,808

Bal.,6/30/2008	20,000,003	$20,000	10,000	38,389,635	3,490,834	18,836,464	7,228,278	67,975,211

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

YANGLIN SOYBEAN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007
 (Stated in US Dollars) (Unaudited)

5.	TRADE RECEIVABLES, NET

Details of trade receivables are as follows:
	June 30, 2008	December 31, 2007

Trade receivables, gross	$-	$15,067
Provision for doubtful debts	-	(1,213)
	$-	$13,854

All of the above trade receivables are due within 12 months of aging.

An analysis of the allowance for doubtful accounts for the six months ended June 30, 2008 and year ended December 31, 2007 is as follows:

	June 30, 2008	December 31, 2007

Balance at beginning of the period/year	$1,213	$1,689
Reduction of bad debt expense	(1,237)	(569)
Foreign exchange adjustment	24	93
Balance at end of the period/year	$-	$1,213

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

Short-term bank loans are as follows:

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

15.	EARNINGS PER SHARE

The calculation of the basic and diluted earnings per share attributable to the common stock holders is based on the following data:

	Six months ended June 30,
Earnings:	2008	2007
Earnings for the purpose of basic earnings per share	$9,414,604	$4,638,079
Effect of dilutive potential common stock - conversion of convertible preferred stock	-	-
Effect of dilutive potential common stock - conversion of warrants	-	-

Earnings for the purpose of dilutive earnings per share	$9,414,604	$4,638,079

Number of shares:
Weighted average number of common stock for the purpose of basic earnings per share	20,000,003	19,998,473
Effect of dilutive potential common stock - conversion of convertible preferred stock	9,999,999	-
Effect of dilutive potential common stock - conversion of warrants	6,546,082	-

Weighted average number of common stock for the purpose of dilutive earnings per share	36,546,084	19,998,473

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

In the course of the SEC review of registration statements on Form 10-Q (File Nos. 000-52127), we restated our financial statements on August 10, 2008 for the six months ended June 30, 2008, and 2007. Our consolidated balance sheets as of June 30, 2008, and 2007, our consolidated statements of income, our consolidated statements of cash flows and our consolidated statements of changes in shareholders’ equity for the six months ended June 30, 2008, and 2007, and also extended or modified certain notes to here consolidated financial statements. This restatement arose relating to: (1) the incorrect accounting treatment on the reverse acquisition including incorrect number of shares recorded as exchange for all the shares of Faith Winner Investments Limited, and the accumulated deficits had been put into the retained earnings, instead of additional paid-in capital. The impacts of the above have made the changes in figures as of March 31, 2008 by a decrease in additional paid-in capital and an increase of accumulated other comprehensive income by $88. (2) the amount of preferred stock was not stated at par value. The impacts of the above have made the changes in figures as of December 31, 2007 by an increase in additional paid-in capital and decrease in preferred stock by $2,913,815.

YANGLIN SOYBEAN INC.

BALANCE SHEETS

	Original	Restated
	June 30,
	2008	2008
STOCKHOLDERS’ EQUITY
Preferred stock – $0.001 par value 50,000,000 share authorized ; 9,999,999 issued and outstanding as of December 31, 2007	$2,923,815	$10,000

Additional paid-in capital	27,277,053	38,389,635

Retained earnings	26,824,823	18,836,464

Accumulated other comprehensive income	7,438,686	7,228,278

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