Form 10-Q/A
period 2008-09-30
Yanglin Soybean, Inc.
filed 2009-02-23
CIK 1368745

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

EXPLANATORY NOTE

This Amendment No.1 to our quarterly report on Form 10-Q for the quarter ended on September 30, 2008, initially filed with the Securities and Exchange Commission (“SEC”) on November 14, 2008 is being filed to revise the Financial Statements for the nine months ended September 30, 2008 and 2007 in the following material respects: (i) revisions of items of Stockholders’ Equity, Preferred Stock, Additional Paid-In Capital, Retained Earnings and Accumulated Other Comprehensive Income in the Consolidated Balance Sheets as of September 30, 2008 and December 31, 2007; (ii) revisions of items of Interest Income, Income Taxes, Net Income, and Foreign Currency Translation Adjustment in the Consolidated Statements of Income and Comprehensive Income for the nine months and three months ended September 30, 2008 and 2007 (unaudited); (iii) revisions of items of Preferred Stock, Additional Paid-In Capital, Statutory Reserves, Retained Earnings and Accumulated Other Comprehensive Income in the Consolidated Statements of Stockholders’ Equity for the nine months ended September 30, 2008 and the year ended December 31, 2007;  (iv) revisions of items of Net Income, Depreciation, Amortization, Prepaid VAT and Other Taxes, Net Cash Provided by Operation Activities, etc. in the Consolidated Statements of Cash Flows for the nine months ended September 30, 2008 and 2007 (unaudited); and (v) the revisions of Paid-In Capital in Note 14 and Note 16 regarding Income Taxes to the Financial Statements.

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

Report of Independent Registered Public Accounting Firm

We have reviewed the accompanying interim consolidated balance sheets, and the related consolidated statements of income, stockholders’ equity and cash flows of Yanglin Soybean Inc. and consolidated subsidiaries as of September 30, 2008, and for the three-month and nine-month periods then ended. These interim financial information statements are the responsibility of the company's management.

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

Hong Kong, China	Albert Wong & Co.
October 30, 2008	Certified Public Accountants

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

See accompanying notes to consolidated financial statements

YANGLIN SOYBEAN INC.

CONSOLIDATED BALANCE SHEETS (Continued)
AS AT SEPTEMBER 30, 2008 AND DECEMBER 31, 2007
(Stated in US Dollars)

	Notes	September 30, 2008	December 31, 2007
		(Unaudited)	(Audited)
STOCKHOLDERS’ EQUITY
Preferred Stock – Series A $0.001 par value, 50,000,000 share authorized; 9,999,999 and 9,999,999 issued and outstanding as of September 30, 2008 and December 31, 2007 respectively	13	$10,000	$10,000

Common stock - $0.001 par value 100,000,000 shares authorized; 20,000,003 shares issued and outstanding as of September 30, 2008 and December 31, 2007 respectively	14	20,000	20,000
Additional paid-in capital	14	38,389,635	38,389,635
Statutory reserves	2(s)	3,490,834	3,490,834
Retained earnings		21,534,065	9,421,860
Accumulated other comprehensive income	2(t)	7,340,646	3,355,470

		$70,785,180	$54,687,799

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY		$77,894,013	$70,732,531

See accompanying notes to consolidated financial statements

YANGLIN SOYBEAN INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
FOR THE NINE MONTHS AND THREE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
(Unaudited)
(Stated in US Dollars)

		Nine months ended September 30,		Three months ended September 30,
		2008	2007	2008	2007
	Notes

Net sales	2(m)&18	$190,237,176	$92,218,105	$48,687,504	$23,025,069
Cost of sales	2(n)&18	(175,551,015)	(85,089,220)	(45,254,311)	(21,508,259)

Gross profit		$14,686,161	$7,128,885	$3,433,193	$1,516,810

Selling expenses		(180,726)	(98,453)	(61,756)	(29,386)
General and administrative expenses		(1,750,924)	(926,552)	(505,983)	(216,034)

Income from operation		$12,754,511	$6,103,880	$2,865,454	$1,271,390
Interest income		81,151	36,830	27,353	11,272
Interest expenses		(708,978)	(277,033)	(195,075)	(57,064)
Other expenses-donations		(14,479)	-	(131)	-

Income from operations before income taxes		$12,112,205	$5,863,677	$2,697,601	$1,225,598
Income taxes	2(r)&16	-	-	-	-

Net income		$12,112,205	$5,863,677	$2,697,601	$1,225,598

Foreign currency translation adjustment		3,985,176	980,047	112,368	24,601

Comprehensive income		$16,097,381	$6,843,724	$2,809,969	$1,250,199

Basic earnings per share	15	$0.61	$0.29	$0.13	$0.06

Diluted earnings per share	15	$0.32	$0.29	$0.07	$0.06

Basic weighted average share outstanding	15	20,000,003	19,998,473	20,000,003	19,998,473

Diluted weighted average share outstanding	15	38,339,885	19,998,473	40,661,881	19,998,473

See accompanying notes to consolidated financial statements

YANGLIN SOYBEAN INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEAR ENDED DECEMBER 31, 2007 AND NINE MONTHS ENDED
SEPTEMBER 30, 2008 (Unaudited)
(Stated in US Dollars)

								Accumulated
	Common stock		Series A	Additional				other
	Number		preferred	paid-in	Statutory	Retained		comprehensive
	of share	Amount	stock	capital	reserves	earnings		income	Total

Bal., 1/1/2007	18,500,000	$18,500	-	12,248,936	1,716,827	8,860,198		889,190	23,733,651
Net income	-	-	-	-	-	10,324,028		-	10,324,028
Reverse acquisition	1,497,608	1,498	-	(88)	-	-		-	1,410
Addition of capital	2,395	2	10,000	26,140,787	-	-		-	26,150,789
Beneficial conversion feature on Series A preferred stock	-	-		-	-	(7,988,359	) -	-	(7,988,359)
Appropriations to surplus reserves	-	-	-	-	1,774,007	(1,774,007)		-	-
Foreign currency adjustment	-	-	-	-	-	-		2,466,280	2,466,280

Bal., 12/31/2007	20,000,003	$20,000	10,000	38,389,635	3,490,834	9,421,860		3,355,470	54,687,799

Bal., 1/1/2008	20,000,003	$20,000	10,000	38,389,635	3,490,834	9,421,860		3,355,470	54,687,799
Net income	-	-	-	-	-	12,112,205		-	12,112,205
Foreign currency adjustment	-	-	-	-	-	-		3,985,176	3,985,176

Bal., 9/30/2008	20,000,003	$20,000	10,000	38,389,635	3,490,834	21,534,065		7,340,646	70,785,180

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

YANGLIN SOYBEAN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
 (Stated in US Dollars) (Unaudited)

8.	PROPERTY, PLANT AND EQUIPMENT, NET (Continued)

Depreciation expense is included in the statement of income as follows:
	Nine months ended September 30, 2008	Nine months ended September 30, 2007

Cost of sales	$1,107,195	$1,264,617
General and administrative expenses	439,387	255,179

	$1,546,582	$1,519,796

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

YANGLIN SOYBEAN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
 (Stated in US Dollars) (Unaudited)

10.	SHORT-TERM BANK LOANS

Details of short-term bank loans are as follows:

	September 30, 2008	December 31, 2007
Loans from Agricultural Development
Bank of China, interest rates at 7.02% -
7.47% per annum, due August 29, 2008	$-	$8,203,333

Loans from Agricultural Development
Bank of China, interest rates at 7.29% -
7.47% per annum, due November 21, 2008	4,376,304	4,101,667

	$4,376,304	$12,305,000

Interest expenses for the nine months ended September 30, 2008 and 2007 were $672,509, and $246,260 respectively.

11.	OTHER PAYABLES

Details of other payables are as follows:

	September 30, 2008	December 31, 2007

Due for employees	$34	$10,670
Deposits received for construction	87,586	-
Sundry	-	33,710

	$87,620	$44,380

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

The gross proceeds of the transaction were $21.5 million. The proceeds from the transaction were allocated to the Series A preferred stock, warrants and beneficial conversion feature based on the relative fair value of the securities.  The value of the Preferred Series A was determined by reference to the market price of the common shares into which it converts, and the gross value of the warrants was calculated using the Black–Scholes model with the following assumptions:  expected life of 5 year, volatility of 27% and an interest rate of 4.24%.

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

According to the Exclusive Purchase Option Agreement, Faith Winner (Jixian) (“WFOE”) has the exclusive purchase option to the equity and assets of Yanglin, any other party has no right to purchase any equity from Mr. Shulin Liu and his wife. If Mr. Shulin Liu and his wife breach the Exclusive Purchase Option Agreement to sell the equity, under the Loan Agreement, repayment should be made in its entirety or in part, at WFOE’s option and upon 10 days written notice. Yanglin may choose two ways to repay the debt, either (i) in cash, or (ii) by a transfer of equity interests of Yanglin or all its assets (at the minimum price allowed under PRC law with any excess treated as interests). If Yanglin chooses to repay the debt in cash, it may cause disruption in its operations due to lack of the working capital

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

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