Form 10-K
period 2008-12-31
Yanglin Soybean, Inc.
filed 2009-04-13
CIK 1368745

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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
Yes ☐ No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes ☐ No ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller Reporting Company ☑
(Do not check if a Smaller Reporting Company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act):
Yes ☐ No ☑

The aggregate market value of the 1,700,003 shares of voting and non-voting common equity stock held by non-affiliates of the registrant was $9,350,016.5 as of June 30, 2008, the last business day of the registrant’s most recently completed second fiscal quarter, based on the last sale price of the registrant’s common stock on such date of $5.5   per share, as reported by The Over-The-Counter Bulletin Board.

As of April 10, 2009, there are 20,000,003 shares of common stock outstanding.

YANGLIN SOYBEAN, INC.
(A Nevada Corporation)

TABLE OF CONTENTS

PART I

Item 1. Business

Organizational History

Yanglin Soybean, Inc. (formerly known as Victory Divide Mining Company, the “Company”) was incorporated in the state of Nevada on May 26, 1921. Our original Articles of Incorporation were oriented toward mining operations. Our Common Stock traded on the San Francisco Mining Exchange and on the OTCBB. We operated a number of mining properties and in 1980, we became inactive and trading in our Common Stock ceased. We have had no operations, assets or liabilities since 1980 and accordingly, were deemed to be a "blank check" or shell company, that is, a development stage company that has no specific business plan or purpose or has indicated that its business plan is to engage in a merger or other acquisition with an unidentified company or companies, or other entity or person. Our Articles of Incorporation were restated and amended on June 29, 2006 to reflect our objective of finding a merger partner.

On October 3, 2007, the Company executed a reverse-merger with Faith Winner Investments Limited (“Faith Winner (BVI)”) by an exchange of shares whereby the Company issued 18,500,000 common shares at $0.001 par value in exchange for all Faith Winner (BVI) shares.

Faith Winner (BVI) formed Faith Winner (Jixian) Agriculture Development Company (“Faith Winner (Jixian)” or “WFOE”), which entered into a series of agreements with Heilongjiang Yanglin Soybean Group Co., Ltd. (“Yanglin”). As a result of entering the agreements, WFOE gained control of all of Yanglin’s assets, management and business as if Yanglin were a wholly-owned subsidiary of WFOE. However, the shareholders of Yanglin, Mr. Shulin Liu with his wife, Mrs. Huanqin Ding, also have effective control over Faith Winner (BVI) and WFOE as our subsidiaries, because they beneficially own approximately 91% of our common stock through their 100% holding in Winner State (BVI) and thus have a controlling interest in us. These contractual arrangements included a loan agreement, a consigned management agreement, two consignment agreements of equity interests, an exclusive purchase option agreement, a registered trademark transfer contract and a trademark licensing agreement. The Consignment Agreement was entered into on September 1, 2007, and the other agreements were all signed on September 24, 2007.

Pursuant to those agreements, Faith Winner made a loan of $17 million and intended to satisfy Yanglin’s working capital needs in the future (the “Loan”). In return, the Company obtained the management control of Yanglin and an exclusive right to acquire all of the equity of Yanglin. The rights of existing shareholders of Yanglin are assigned by the consignment of equity interests to Faith Winner (BVI). The exclusive purchase agreement and the loan agreement restrict both Yanglin and its shareholders from significant decisions including but not limited to any amendments of articles of assocaiton or rules of the Company, any change in registered capital, any transfer, mortgage or disposal of Yanglin’s assets or income in a way that would affect WFOE’s security interest, entering any material contract (exceeding RMB5 million in value) and distributing any dividends to the shareholders. Pursuant to the consigned management agreement between WFOE and Yanglin, Yanglin agreed to entrust the business operations of Yanglin and its management to WFOE until WFOE formally acquires all equity or substantially all the assets of Yanglin. Under the consigned management agreement, WFOE will provide financial, technical and human resources management services to Yanglin which will enable WFOE to control Yanglin's operations, assets and cash flows. In turn, it will be entitled to 5% of Yanglin’s revenue on a yearly basis.

Under the Registered Trademark Transfer Agreement, Yanglin agreed to transfer to WFOE all of its rights in connection with the two trademarks, including without limitation the title of the trademarks and right to license ( the “Transferred Trademark”) for a purchase price of $1,000,000, which is subject to a purchase price adjustment based on the minimum appraised value on intellectual property (“IP”) rights allowed under PRC laws and regulations for such transfer. Under the Trademark Licensing Agreement, WFOE agreed to grant an exclusive license to Yanglin, for a term of 10 years, to use the Transferred Trademark for an annual licensing fee equal to 1% of Yanglin’s revenue of that year. The license fee and the management fee aforesaid – total of 6% of the revenue of Yanglin- entitled to WFOE are approximately the whole net profit before  tax of Yanglin. Any excess profit in Yanglin will not be distributed as dividend according to the contractual arrangements until WFOE exercises the Exclusive Purchase Option Agreement to acquire all shareholders’ equity interest of Yanglin. If the 6% of licence and management fees exceed the net profit before tax of Yanglin, the amount  the  WFOE  is entitled to receive is limited to the actual annual net profit before tax of Yanglin under the contracts.

According to the exclusive purchase option agreement, the WFOE has the exclusive purchase option to purchase all or part of Yanglin’s shareholders’ equity interest in Yanglin when and as permitted under PRC laws and regulations and any other party has no right to purchase any equity from the shareholders of Yanglin. The agreement provides that, unless otherwise required under PRC laws and regulations, the consideration for the equity transfer or the asset transfer under the agreement will be the lowest price permitted under the PRC laws and regulations (the “Option Price”). Under the loan agreement and the exclusive purchase option agreement, the money received as the Option Price by the shareholders of Yanglin upon execution of the option shall be contributed to Yanglin and used to satisfy the repayment of the Loan, that is, any amount of money received by Yanglin’s shareholders shall be paid back to WFOE as the repayment of Loan on behalf of Yanglin. Therefore, the actual consideration of acquisition of  the direct investment in Yanglin is exactly the amount of the Loan. Under such contractual arrangements, all of assets and equity including any residual profits of Yanglin are totally controlled by WFOE and will be formally captured upon exercise of the exclusive purchase option.

The loan of $17 million to Yanglin is considered as an investment in Yanglin by the Company through a series of contractual arrangements by way of the Loan. As a result of entering into the abovementioned agreements, WFOE  is deemed to control Yanglin as a Variable Interest Entity as required by FASB Interpretation No. 46 (revised December 2003) Consolidation of Variable Interest Entities, and Interpretation of ARB No. 51. The reverse-merger also included an equity financing of $21,500,000 by the issuance of 10,000,000 Series A Convertible Preferred Stock at $2.15 per share to 10 accredited investors.

The Company, through its subsidiaries and Yanglin, (hereinafter, collectively referred to as “the Group”), is now in the business of manufacturing, distribution, and selling of non-genetically modified soybean products, including soybean oil, soybean salad oil, and soybean meal,  throughout the Province of Heilongjiang and other parts of China.

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

On January 18, 2008, the Company changed its name from “Victory Divide Mining Company” to Yanglin Soybean, Inc.”

Our Industry

We are a leading non-genetically modified (non-GM) soybean processor in the PRC. We currently manufacture soybean oil in bulk and soybean meal, which are sold throughout China to our customers directly or through distributors. Most of our customer (approximately 80%) are located in Northern China.

Our manufacturing process includes sifting, crushing, heating and pressing soybeans, extracting and separating oil from crushed soybeans, and cleansing, hydrating and packaging oil as well as drying and packaging soybean meal. Currently, our main products include soybean oil, salad oil and soybean meal. We plan to broaden our product line to include high end products such as squeezed oil, powdered oil, protein concentrates, textured protein, and defatted soybean powder, while greatly enlarging the production capacity of salad oil. We have installed the equipment for manufacturing squeezed oil and expanded the production line for salad oil and have started production of these products at the end of 2007. The production facilities for powdered soy oil have been built and are now in trial production and the “debugging” phase. The pilot production of protein concentrates began in late 2008, with small quantities of commercial grade product provided to customers. Defatted soy powder will be launched in 2009, and the production line of textured protein will also be put into operation in 2009.

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

(ii) Soybean Meal

Soybean meal is manufactured by grinding soybean flakes which remain after removal of most of the oil from soybeans by a solvent or mechanical extraction process. Soybean meal is an important raw material used in the animal feed and farming industry due to its high protein content, low fat composition and edible characteristics. Given the PRC’s closer proximity to customers in the Asia, there is a growing demand for PRC produced soybean meal from countries such as Korea and Japan. This in turn has led to an increase in demand for our soybean meal products.

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

Source: USDA

In the past few years, the soybean industry has seen a period of sustained growth. We believe that the soybean industry in the PRC has significant potential for further growth and we, through Yanglin, are well positioned to take advantage of such growth. Soybeans are grown for their oil and protein and are used to manufacture various products including soybean oil and soybean meal. According to the Food and Agriculture Organization of the United Nations, during the year of 2005/06, global consumption of oils and fats has been steadily increasing, rising at an average rate of approximately 3-4%.

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

We believe that a growing number of consumers prefer their food products to be made from non-genetically modified raw materials, including soybean based products. Such non-genetically modified soybean products are perceived to be “green” and hence more desirable to certain classes of consumers than genetically modified soybean products, especially with respect to soy protein and other value-added soybean products. Furthermore, we believe that as a result of the increasing affluence and sophistication of the consumers in the PRC, European Union, Korea and Japan, they have also become more aware of potential health issues arising from the consumption of genetically modified soybean products and are willing to pay a premium for non-genetically modified soybean products.

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

We believe that these various government initiatives at the national and local levels will have a positive impact on the further development of our business operations.

Our Competitive Advantages

We believe that we have several competitive advantages:

•	Our products have favorable brand-name recognition due to their superior quality and our proven track record in the industry;

•
We are strategically located to access cheaper and more stable soybean supplies. Jixian County, where the company is headquartered, is in heart of the Three Rivers Plains, a major soybean production area, and Yanglin has established long-term relationships with the local farmers and suppliers;

•	We have an extensive sales network covering most areas of China and have negotiated better arrangements with distributors to save costs and to promote higher efficiency;

•
Our business is better managed and our operations are more efficient compared to many larger state-owned soybean processors. Our costs are lower, margins are higher and we are in better financial conditions;

•
We believe that we do not face direct competition from international conglomerates such as Archer Daniels Midlands and Cargill as they produce predominantly genetically modified soybean products whereas Yanglin produce non-genetically modified soybean products which appeal to more health-conscious customers;

•	Both our management and workers are skilled and experienced in the soybean industry. Many of them have worked in the industry for more than 20 years.

Our Strategy

Increase Our Sources of Supply

Due to the increasing market demand, we expect our business to grow significantly in the next few years. We believe that our need for soybean supply will only increase. In order to increase our raw material supplies, we intend to expand the soybean cultivation area supplying us through the development of further supply arrangements with other private and state-owned farms within the Heilongjiang province. Currently, we have access to soybeans produced in approximately 164,745 acres of farmland and we plan to increase our access in the next few years in other locations by signing up more soybean farmers and through other arrangements.

Expand Capacity by Building New Plants or through Acquisitions

To meet the demand for soybean products, we plan to increase our capacity. We intend to expand our production facilities by acquiring some additional factories. We expect that these acquisitions will allow us to increase our current annual soybean processing capacity to over 1 million tons of soybeans or even higher over the next few years.

Expansion of our Sales Network

We currently sell more volume of products in northern China than any other parts of China and currently do not have many sales offices in the South. We plan to expand our sales and marketing network by establishing more sales offices within the PRC. In addition, we are negotiating with potential agents in Southeast Asia and Russia. Our plan is to expand internationally into countries such as Singapore, Malaysia, Canada and the United States.  We intend to use Chinese export agents to manage currency risks.

  Expansion of our Product Line

We believe that value added soybean products will yield higher profit margins for our operations. We intend to expand our product lines to include the following high-end soybean products:

(i) Powdered Soybean Oil

Powdered soybean oil is manufactured by processing soybean oil and soybean salad oil together with corn syrup and other raw materials. Powdered soybean oil not only retains the nutritional value of liquid soybean oil, but also has a long shelf life and can be easily packaged and transported. In addition, powdered soybean oil can be used as a cheap substitute for milk or powdered milk because it can be easily dissolved or mixed with other ingredients in water to produce a mixture that has a strong fragrance similar to that of milk, as well as containing beneficial proteins and minerals.

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

(iii) Defatted Soybean Powder

Defatted soybean powder is manufactured from specially-extracted soy meal and has a high protein content (higher than 50 percent). Defatted soybean powder can be added to fish, noodles, meat, dairy products and candy to improve the quality and taste of food. Further, defatted soybean powder can prolong shelf life and reduce cost.

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

Our Current Products

Our current products include the following:

Product	Use	Major Customers	2008 Volume (tons)
Soybean Oil	Cooking	Hou Xinglin, Yingkou Bohai Oil Industries Co. Ltd.	52,842
Salad Oil	Cooking	Yingkou Bohai Oil Industries Co. Ltd., Gu Changchun	17,708
Soybean Meal	Animal Feed	Jilin Zhuoyue Animal Feed Factory	337,660

We sell our products under the “Yanglin” brand name to various geographic regions of the PRC through our various distribution channels (see “Sales and Marketing” below) and directly to our customers primarily within the PRC market. In the fiscal year ending 2008, we processed approximately 420,000 tons of soybeans and generated total revenues amounting to approximately $250.7 million with net income amounting to $14.4 million. Within the 2008 production volume of our main products, namely soybean meal, soybean oil and salad oil, soybean meal occupied a major share of about 83%, while soybean oil and salad oil combined made up of approximately 17% of our production volume.

Our Suppliers of Soybeans

Maintaining a stable supply of raw materials (soybeans) is one of the key components for our success. We purchase all of our soybean supplies from various farms in the Heilongjiang province. We have established and maintained good relationships with these farms.

The following is a list of our top ten major suppliers of soybeans for the financial year ended December 31, 2008:

Supplier	Amount Purchased (in US$)	% of Total Purchases (%)
Cui Binyan	9,054,611	4.4%
Duan Xufeng	8,694,515	4.2%
Tang Lijun	8,398,688	4.1%
Jiang Minghui	8,093,791	3.9%
Wang Li	7,664,558	3.7%
Baoqing North Granary	7,605,785	3.7%
Bian Chaofeng	7,564,136	3.7%
Guo Hongjun	7,286,556	3.5%
Chi Cui’e	7,128,677	3.4%
Lin Baosen	7,122,672	3.4%

Note: the amounts are converted from RMB value using the yearly average rate of 2008, 1USD = 6.9623RMB.

Our top ten suppliers together made up an aggregate of 38% of our total supply of soybeans, but our biggest supplier only supplied about 4.4% of our total supply. We believe this diversification of supply is beneficial to us as it increases our bargaining power and prevents us from being over-reliant on any single supplier.

We have implemented unique arrangements with soybean suppliers. Through our affiliate company, Heilongjiang Yanglin Group Seed Co. Ltd., we supply these farmers with “Yanglin” soybean seeds which provide higher oil yield. Pursuant to annual supply contracts, the farmers sell the harvested soybeans back to us. We extend favorable commercial terms to these farmers, such as low price and credit payment terms, for them to purchase “Yanglin” soybean seeds, and offer favorable price, which is higher than average market price, and cash-upon-delivery payment terms to the farmers for our purchases of the harvested soybeans grown from “Yanglin” soybean seeds. These arrangements ensure that we maintain good relations with our suppliers, enjoy a stable supply of soybeans that meet our high quality standards at competitive rates, and allow us to maintain a low rate of expenditure on raw materials.

To further ensure a consistent supply of soybeans and to increase its volume, we intend to enter into similar supply agreements with other soybean farmers in the PRC.

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

A brief summary of the characteristics of each strain of soybean seed is set forth below:

Soybean	Oil Content	Protein Content	Status of Development
“East Nong 42”	19.33%	45% - 46.4%	Completed
	21.56% -	38.56% -
“Black Nong 44”	22.61%	46.69%	Completed
“Yang 02-01” (high oil)	22.3%-22.6%	37.8%-40.2%	Received governmental approval
“Yang 03-02” (high oil)	21.9%-22.7%	37.2%-41.5%	In trial phase
“Yang 03-03” (high protein)	21.7%-22.1%	38.4%-45.9%	In trial phase
“Yang 03-656” (high protein)	19.8%-20.6%	39.7%-45.3%	In trial phase
“Yang 03-149” (high protein)	20.3%-21.9%	41.5%-44.7%	In trail phase

Major Customers

Our customers are primarily distributors of soybean oil and soybean meal, with some of them being soybean food processors and animal feed manufacturers. The following is a list of our top ten major customers for fiscal year 2008. All of our major customers are located in the PRC.

Customers	Type of Product	Fiscal 2007 Sales (USD)	% of Total Sales (%)
Yingkou Bohai Grease Industrial Co. Ltd.	Soybean Oil	24,078,664	9.6%
Gu Changchun	Soybean Meal	8,461,130	3.4%
Hou Xinglin	Soybean Meal	7,175,525	2.9%
Zhao San	Soybean Meal	6,914,165	2.8%
Huang Zujian	Soybean Meal	6,912,752	2.8%
Li Zhengqian	Soybean Meal	6,697,392	2.7%
Lin Xiwu	Soybean Meal	6,420,336	2.6%
Wang Chunyu	Soybean Meal	6,405,120	2.6%
Wang Xihe	Soybean Meal	5,905,945	2.4%
Jilin Zhuoyue Animal Feed Factory	Soybean Meal	5,832,863	2.3%

Note: the amounts are converted from RMB value using the yearly average rate of 2008, 1USD = 6.9623 RMB

Our sales are widely diversified among our customers. Our largest customer accounts for only 9.6% of our total sales in fiscal 2008 while our top ten customers accounted for about 33.8% of our net sales in fiscal 2008. As such, we are not dependent on any single customer and have accordingly maintained our bargaining position in relation to our customers. Holding such a diversified customer base, we have mitigated the commercial risk and associated impact of the loss of sales from any single customer. As we begin to expand our product offering to include “high end” soybean products, our customer base will accordingly change to include more industrial users and some retail consumers.

Sales of Products by Type and Locations

The following table shows the breakdown of sales volume by customer type for fiscal year 2008.

	Salad Oil			Soy Oil			Soy Meal
Type	Volume (Tonnes)	Number of customers	%	Volume (Tonnes)	Number of customers	%	Volume (Tonnes)	Number of customers	%
Distributor	17,708	64	100	52,842	93	100	337,660	64	100
Food Manufacturer
Animal Feed Manufacturer
Others
Total	17,708	64	100	52,842	93	100	337,660	64	100

All our sales are primarily made to customers within the PRC, although some of our products may be exported by some of the distributors to countries such as Japan, Korea, Russia and India. The geographical distribution of our sales in the PRC for fiscal 2008 is shown below.

	Sales Revenue (Salad Oil)		Sales Revenue (Soybean Oil)		Sales Revenue (Soybean Meal)
Province	Volume (Tonnes)	Value (USD)	Volume (Tonnes)	Value (USD)	Volume (Tonnes)	Value (USD)
Heilongjiang	6,590	9,612,783	21,384	28,479,808	149,200	68,285,578
Jilin	1,589	2,317,456	6,263	8,340,771	56,611	25,905,799
Liaoning	5,808	8,470,600	13,236	17,627,088	29,570	13,531,548
Inner Mongolia	862	1,257,172	3,108	4,139,090	15,278	6,991,376
Shanghai		-	1,155	1,538,175	1,631	746,363
Jiangsu	331	482,743	814	1,084,047	1,939	887,307
Shanxi	268	390,861	1,804	2,402,483	19,798	9,059,776
Henan		-	303	403,521	9,719	4,447,518
Sha’anxi		-	363	483,426	7,117	3,256,815
Zhejiang	518	755,470	1,248	1,662,028	10,445	4,779,744
Guangxi	270	393,778	1,210	1,611,422	5,995	2,743,376
Sichuan	466	679,631	1,029	1,370,374	16,369	7,490,629
Hebei	1,006	1,467,187	925	1,231,872	13,988	6,401,058

Note: the amounts are converted from RMB value using the yearly average rate of 2008, 1USD = 6.9623RMB.

Our Competitors

Our competitors are the non-genetically modified soybean processors operating in the PRC. Our main competitor is Heilongjiang 93 Oil and Fat Co., Ltd., an integrated state-owned enterprise which is located in Heilongjiang, Dalian and Tianjin. The rest of our competitors are smaller state-owned enterprises.

Position	Company	Estimated Annual Non- GM Production Capacity (in Tonnes)	Estimated Market Share
1	Heilongjiang Jiushan 93 Group (SOE)	600,000	6.7%
2	Yanglin Soybean Group, Ltd	520,000	5.0%
3	Shandong Gaotang Lanshan Group (SOE)	200,000	2.2%
4	Henan Xuchang Vegetable Oil Company (SOE)	100,000	1.1%
5	Qitaihe City Nature Oil Company	100,000	1.1%
6	Shandong Guanxian Vegetable Oil Company	100,000	1.1%
7	Jiamusi Zhenda Company	90,000	1.0%

Source: Information from respective companies' websites and Yanglin estimates

Generally, we do not compete with companies that are engaged primarily in the manufacturing of genetically modified soybean products, especially international agriculture conglomerates. Currently, most major producers of genetically modified soybean products are state-owned enterprises and joint ventures of global agriculture companies. Their operations are mostly located in the coastal cities in Southern China, which enables them to conveniently import genetically modified soybean from the U.S., Brazil, Argentina and other countries in bulk volume at acceptable prices. The market for their products is also mainly in the southern parts of China. Meanwhile our supply sources, production facilities and customers are mostly in Northern China, where there is abundant supply of non-genetically modified soybean. There is a geographical division between the market for genetically modified soybean products and that for non-genetically modified soybean products. Thus, we generally do not have direct competition with our genetically modified counterparts.

Sales and Marketing

Apart from our high product quality, our marketing efforts have also contributed to our success in the PRC markets. Presently, our main method of selling our products is direct marketing, supplemented with indirect marketing. Given that we are located in the Heilongjiang province, we are in close proximity to our suppliers and customers and, thus, are able to communicate with them directly (as opposed to going through the Dalian Commodities Exchange).

We have sales offices in more than 5 cities in the PRC with approximately 40 independent distributors spread over approximately 27 provinces. These provinces include locations in the northeastern, northwestern and southern regions of the PRC. Furthermore, we have a dedicated in-house sales team with 10 salespersons. Their duties include monitoring the soybean industry, collecting market and price information, developing and managing distributors, providing recommendations for our marketing and sales strategy and pricing policies, filling sales orders and after-sale services.

The following map illustrates the geographical coverage of our sales and distribution network within the PRC:

In addition to our direct marketing efforts in the PRC, and as part of our international expansion plans, we plan to appoint sales agents in North America, Europe, Russia, Japan, Korea and other countries in southeast Asia in the near future.

Advertising

We advertise our products through various forms of media, including billboards alongside highways. We are now building our own business website at the domain name www.yanglin.com.cn.

In addition, our marketing team develops and maintains a unified and distinctive image throughout all of our corporate publicity materials, including our corporate billboard advertisements, media publicity and corporate branding.

Publicity

We hold an annual conference with distributors and potential customers to promote our products. We regularly attend exhibitions in different regions to market our products.We plan to maintain and strengthen our existing customer relations through symposiums, guided tours of the company and direct correspondences that provide further information of our product offering. We will also strengthen communications with the relevant government departments in order to keep abreast of new policies and guidelines. This will enable us to adapt quickly to any changes, better seize business opportunities and develop new markets.

Delivery of Products

Approximately 70% of our products are transported to our customers by railways, thanks to our easy access to the PRC railroad network (see “Our Competitive Advantages”). The costs of transportation are borne by our customers and are pre-paid in advance ahead of delivery of the products. The remainder of our products is collected from our facilities by our customers.

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

The current prices for our products, as of December 31, 2008 are: (excluding VAT)

Products	Price (USD/metric ton)
Soybean oil (Grade IV)	$930
Salad oil	$981
Soybean meal	$385

Based on 2008 year end exchange rate of 1US$ = 6.8542RMB

For the past three years, the price of soybean meal has been in the range of $232 per metric ton to $600 per metric ton (converted at the above mentioned foreign exchange rate 1US$ = 6.8542RMB; the same rate is used hereinafter). By comparison, the price range of soybean oil has been in the range of $633 per metric ton to $2247 per metric ton, while the price range of salad oil was from $704 per metric ton to $2324 per metric ton. The prices of our products are determined by taking into account the costs of labor as well as the seasonality of demand in the soybean market. Traditionally, the prices of our raw materials are lowest during the soybean harvest period between October and December. Our prices then peak from January to February because of the New Year and Spring Festival.

Intellectual Property

Yanglin has registered the following trademarks in the PRC, which are currently used for all of our products:

Trademark	Country of Registration	Class	Registration Number	Date of Registration	Validity Period
“Yanglin”logo	PRC	29	1587278	June 14, 2001	From June 14, 2001 to June 13, 2011
“Yanglin”logo	PRC	31	1586742	June 14, 2001	From June 14, 2001 to June 13, 2011

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

Employees

Currently we have 472 employees, most of whom are involved in production and operations.

The functional breakdown of our full-time employees as at December 31, 2007 and 2008 was:

	FY2007	FY2008
Production and operations	291	291
Sales	10	10
Management	165	171
Total number of employees	466	472

Along with staff incentive policies, we provide social security to every employee who signs a long term contract with us, and we have paid all social security fees as required by laws and regulations.

We have a system of periodic performance reviews that are conducted annually.

Insurance

We have the following insurance policies:

Description of Policy	Term	Coverage ($)	Premium ($)	Insured
China Pingan Property Insurance Co. Ltd., 21900004601010800092	July 9, 2008 to July 9, 2009	4,623,476	6,372	The assets of Plant 3
China Pingan Property Insurance Co. Ltd., 21900005801100800002	July 9, 2008 to July 9, 2009	350,150	2,068	The assets of Plant 3

Note: the amounts in the column Coverage are converted from RMB value using the year end rate of 2008, 1USD = 6.8542 RMB, and those in the column Premium are converted from RMB value using the yearly average rate of 2008, 1USD = 6.9623 RMB.

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

As a commodity, soybeans are subject to the price fluctuation of the commodity market in China and indirectly to the international commodity market. For example, the soybean price went up from RMB 2.16 per 500 grams at the beginning of 2008 to RMB2.75 per 500 grams at the beginning of Mar 2008, then to RMB 2.70 per 500 grams in early July and went down to RMB 1.65 per 500 grams at the end of 2008, due to both the shortage in soybean supply caused by a severe drought in 2007 and farmers’ cutting growing areas of soybeans brought by the continuously low price level by the end of 2006. If the soybean price increases significantly, we may have a problem caused by increased demand on working capital to satisfy the raw materials needs of our operations.

Our full capacity may be reached soon. Our growth may be impacted if we could not expand our capacity in the near future.

The designed capacity of our facilities is 520,000 tons per year and the maximum utilization rate for our industry is approximately 90%. We processed 420,000 tons of soybean in 2008 and we expect to process about 450,000 tons in 2009.We will soon need additional capacity to grow our business. If we are not able to build or acquire new facilities in 2009, the growth of our business maybe adversely affected.

We do not have long-term soybean supply contracts, which could have a material adverse effect on us.

Currently, we source about 70%of our raw materials from farmers with whom we have a long term relationship and about 30% from intermediaries who purchase directly from other farmers. However, we do not have long term contracts with the farmers or the intermediaries. All current supply contracts with the soybean farmers are one-year contracts without fixed prices. Therefore, we may not be able to control supply risks. Any significant fluctuation in price of our raw materials could have a material adverse effect on the manufacturing cost of our products.

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

Our customers mainly comprise approximately 40 distributors of soybean oil and other soybean products, as well as soybean food product and animal feed manufacturers. Although our sales are widely diversified among our customers and our largest customer accounts for only 10% of our total sales, our top ten customers accounted for about 34% of our net sales in fiscal 2008. Dependence on a few customers could make it difficult to negotiate attractive prices for our products and could expose us to the risk of substantial losses if a single dominant customer ceases purchasing. If we lose any customers and are unable to replace them with other customers that would purchase a similar amount of our products, our revenues and net income would decline considerably.

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

Risks Related To Our Management and Internal Control

We may not be able to achieve and maintain an effective system of internal control over financial reporting, a failure of which may prevent us from accurately reporting our financial results or detecting and preventing fraud.

We are constantly striving to establish and improve our business management and internal control over financial reporting to forecast, budget and allocate our funds. However, as a Chinese company that has recently become a US public company, we face difficulties  in hiring and retaining a sufficient number of qualified employees to achieve and maintain an effective system of internal control over financial reporting in a short period of time.

The following is a description of each deficiency with respect to our internal controls over financial reporting identified by our management.

1)	The Company currently does not have a complete set of Articles for the board of directors. The Company now does not have any independent director.

2)	The special committees of the board, including audit committee, appointment committee and compensation committee, have not been established.

3)	The Company does not have an accounting policy manual based on U.S. GAAP and has not formulated formal procedures on the accounting treatment of significant transactions and processes.

Because of the above-referenced deficiencies and weaknesses in our disclosure controls and procedures and internal control over financial reporting, we may be unable to comply with the Sarbanes-Oxley Act’s internal controls requirements, and therefore may not be able to obtain the independent auditor certifications that the Sarbanes-Oxley Act requires publicly-traded companies to obtain.  As a result of any deficiencies and weaknesses, we may experience difficulty in collecting financial data and preparing financial statements, books of account and corporate records, and instituting business practices that meet international standards, failure of which may prevent us from accurately reporting our financial results or detecting and preventing fraud.

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

Risks Related To Our Industry

Disruptions in the capital and credit markets related to the current national and worldwide financial crisis, which may continue indefinitely or intensify, could adversely affect our results of operations, cash flows and financial condition, or those of our customers and suppliers.

The current disruptions in the capital and credit markets may continue indefinitely or intensify, and adversely impact our results of operations, cash flows and financial condition, or those of our customers and suppliers. Disruptions in the capital and credit markets as a result of uncertainty, changing or increased regulation, reduced alternatives or failures of significant financial institutions could adversely affect our access to liquidity needed to conduct or expand our businesses or conduct acquisitions or make other discretionary investments, as well as our ability to effectively hedge our currency or interest rate. Such disruptions may also adversely impact the capital needs of our customers and suppliers, which, in turn, could adversely affect our results of operations, cash flows and financial condition.

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

ITEM 2. Properties

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

The following tables indicate the land area and annual production capacity of our production facilities:

Production Facility	Area		Capacity
Factory No. 1	27,000	m2	100,000
Factory No. 2	43,572	m2	120,000
Factory No. 3	45,596	m2	300,000

Annual Production Capacity for 2007 (Tonnes)	Actual Output for 2007 (Tonnes)	Utilization Rate for 2007	Annual Production Capacity for 2008 (Tonnes)	Actual Output for 2008 (Tonnes)	Utilization Rate for 2008
520,000	385,000	74%	520,000	420,000	81%

Note: The annual production capacity is based on 3 shifts (8 hours per shift) a day for 300 days a year.

We purchased the land use rights for the 45,596 m2 of land of Factory No. 3. The land use rights for Factory No. 1 and No. 2 are allocated by the local government at minimal cost.

Our machinery and equipment for soybean processing include conveyor belt, sifting machines, dyers; steamer, crushers; flaking machines, extractors; distillers; packaging machines; containers, etc. Our machinery has been kept in good conditions and with property insurance coverage.

 All land in the PRC is owned by the government and cannot be sold to any individual or entity. Instead, the government grants or allocates landholders a “land use right.” There are four methods to acquire land use rights:

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

In addition to the abovementioned land use rights, Yanglin has the following leased land use right:

Lessor	Location	Area (square meters)	Rental Fee (RMB)	Construction on Land	Term and Expiration
Jixian Industrial Company	Jixian County Hedong District	27,000	8,900,567	Workshop, warehouse	December 4, 2001 - December 3, 2051

Hongtai Oil Factory	Jixian County, Shuangfu Road East	43,572.1	8,714,400	Workshop, warehouse	November 1, 2006 – October 30, 2056

Jixian County Government	Jixian County	45,596	9,383,267.88	Workshop, warehouse	September 6, 2005 – September 5, 2055

Wansheng Village Commission	Wansheng Village Oil Pump Station West, Daoban Dong Qiang	3,844.6	100,000	Farmland	October 19, 2003 - October 18, 2053

Wansheng Village Commission	Hatong Expressway North, Wansheng Village	16,643.7	99,862.2	Farmland	April 1, 2004 – December 31, 2028

Mr.Liu Fengyu, Ms. Tian Shubai	Jian San Jiang Administration Daxing Farm 24 Group Nan.	1,000,000	1,100,000	Farmland	January 1, 2005 - December 31, 2026

We have embarked on the process to convert the allotted land use rights for Factory No. 1, Factory No. 2, Wansheng Village and Jiansan Farm into granted land use rights. The conversion will involve a payment of a “transfer fee” to the Jixian County Land Bureau.

Yanglin also owns the following buildings, comprising Factory No. 3:

Location	Area (square meters)	Nature of building	Function	Certificate

Bei No.4, Nongfeng Village (Factory No. 3)	1658.46	Private Asset	Office, garage	Ji Fang Quan Zheng Fanrong Zi No. 00033652

Bei No.4, Nongfeng Village ( Factory No. 3)	9224.93	Private Asset	Workshop	Ji Fang Quan Zheng Fanrong Zi No. 00036015

Factory No. 3	1401.47	Private Asset	Boiler room	Ji Fang Quan Zheng Fanrong Zi No. 00033653

Hedong 51A (Factory No. 1)	5772	Private Asset	Office, electricity distribution room, workshop, storage room.	Ji Fang Quan Zheng Shagang Zi No. 000278

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

CALENDAR QUARTER ENDED	HIGH		LOW
March 31, 2007	0	*	0	*
June 30, 2007	0	*	0	*
September 30, 2007	0	*	0	*
December 31, 2007	$4.50		$2.50
March 31, 2008	$3.25		$3.25

CALENDAR QUARTER ENDED	HIGH	LOW
June 30, 2008	$5.50	$2.85
September 30, 2008	$5.50	$4.90
December 31, 2008	$5.25	$2.50
March 31, 2009	$4.90	$3.25
Until April 9, 2009	$4.90	$3.50

* There was almost no trading activity of the company’s common stock on and before September 30, 2007.

On April 9, 2009, the last reported sale price of our common stock on the Over the Counter Bulletin Board was $3.50 per share.

Shareholders

As of April 10, 2009, we have 20,000,003 shares of Common Stock issued and outstanding held by approximately 360 shareholders and 10,000,000 shares of Series A Preferred Stock issued and outstanding held by approximately 10 shareholders. We have authorized and issued 10,000,000 Series A Preferred Stock and authorized 10,000,000 Series B Preferred Stock but have not issued any Series B Preferred Stock.

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

Consolidated Statement of Operations	The year ended Dec. 31, 2004 ($)	The year ended Dec. 31, 2005 ($)	The year ended Dec. 31, 2006 ($)	The year ended Dec. 31, 2007 ($)	The year ended Dec. 31, 2008 ($)
	(audited)	(audited)	(audited)	(audited)	(audited)

Sales Revenue (net of discounts, returns and allowances)	26,325,611	38,430,465	88,078,494	155,206,867	250,728,674
Other sales	-	-	-	-
Cost of sales	(24,557,296)	(35,132,664)	(79,862,179)	(142,568,658)	(229,838,842)
Gross Profit	1,768,315	3,297,801	8,216,315	12,638,209	20,889,832
Selling expenses	(54,553)	(43,094)	(63,209)	(146,411)	(249,812)
General and administrative expenses	(902,258)	(1,103,262)	(1,078,184)	(1,812,450)	(5,552,223)
Income from operations	811,504	2,151,445	7,074,922	10,679,348	15,087,797
Interest expense, net	(100,455)	(150,370)	(219,032)	(394,705)	(677,015)
Other income	211,168	-	-	39,385	797
Other expense		-	-	-	(31,113)
Income before taxation	922,217	2,001,075	6,855,890	10,324,028	14,380,466
Income tax	-	-	-	-	-
Net Income	922,217	2,001,075	6,855,890	10,324,028	14,380,466
Basic earnings per share	0.046	0.100	0.343	0.516	0.72
Diluted earnings per share	0.046	0.100	0.343	0.069	0.38

Consolidated Balance Sheets	The year ended Dec. 31, 2004 ($)	The year ended Dec. 31, 2005 ($)	The year ended Dec. 31, 2006 ($)	The year ended Dec. 31, 2007 ($)	The year ended Dec. 31, 2008 ($)
	(audited)	(audited)	(audited)	(audited)	(audited)

Current Assets	13,069,478	9,911,883	11,272,054	35,828,927	46,386,564
Total Assets	20,454,198	27,090,833	35,245,747	70,732,531	82,549,237
Current Liabilities	6,350,104	10,634,636	11,050,319	15,587,625	9,243,080
Total Liabilities	6,670,729	10,908,533	11,512,096	16,044,732	9,677,758
Total Stockholders’ Equity	13,783,469	16,182,300	23,733,651	54,687,799	72,871,479

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

Company Overview

We are a leading non-genetically modified (non-GM) soybean processor in the PRC. We currently manufacture ordinary soybean oil, salad oil and soybean meal in bulk package, which are sold throughout China to our customers directly or through distributors. Most of our customers (approximately 80%) are located in Northern China.

Our manufacturing process includes sifting, crushing, heating and pressing soybeans, extracting and separating oil from crushed soybeans, and cleansing, hydrating and packaging of oil as well as drying and packaging soybean meal. Currently, our main products include ordinary soybean oil, salad oil and soybean meal. We plan to broaden our product line to include high end products such as squeezed oil, powdered soy oil and protein concentrates, textured protein and defatted soybean powder, while greatly enlarging the production capacity of salad oil. We have installed the equipment for manufacturing squeezed oil and expanded the production line for salad oil and have started production of these products at the end of 2007. The production facilities for powdered soy oil have been built and are now in the trial production and “debugging” phase. The pilot production of protein concentrates began in late 2008, with small quantities of commercial grade product provided to customers. Defatted soy powder will be launched in 2009, and the production line of textured protein will also be put into operation in 2009.

We sell our products under the “Yanglin” brand name primarily to various geographic regions of the PRC through our various distribution channels. In the fiscal year ended December 31, 2008, we processed approximately 420,000 tons of soybeans and generated total revenues amounting to approximately $250.7 million with net income amounting to $14.4 million.

Our goal is to become the market leader in the non-GM soybean industry of China, and we believe that we can accomplish this objective in the near future. We are now considering future expansion and an acquisition plan, with the intention of significantly increasing our processing capacity. The plan is still in a preliminary stage, but this will be a vital step in achieving our objective. We are also making great efforts to improve and strengthen our management and internal control over financial reporting. We have engaged Ernst & Young as a consultant on our Sarbanes-Oxley compliance project, and Ernst & Young’s project team has finished their review of our internal control over financial reporting. By the end of 2008, we were close to successfully completing the project . This project is a great opportunity to reinforce our capability to protect the interests of the company and its shareholders while improving management effectiveness and efficiency.

Organizational History

Yanglin Soybean Inc. (f/k/a, Victory Divide Mining Company, the “Company”) was incorporated in the state of Nevada on May 26, 1921. Prior to October 3, 2007 the company had only nominal operations and assets.

On October 3, 2007, the Company executed a reverse-merger with Faith Winner Investments Limited (“Faith Winner (BVI)”) by an exchange of shares whereby the Company issued 18,500,000 common shares at $0.001 par value in exchange for all Faith Winner (BVI) shares.

Faith Winner (BVI) formed Faith Winner (Jixian) Agriculture Development Company (“Faith Winner (Jixian)” or “WFOE”), then Faith Winner (BVI) and WFOE entered into a series of agreements with Heilongjiang Yanglin Soybean Group Co., Ltd. (“Yanglin”) including but not limited to management, loan, purchase option, consignment, trademark licensing, non-competition, etc. As a result of such arrangements WFOE gained control of all of Yanglin’s assets, management and business as if Yanglin were a wholly-owned subsidiary of WFOE, so WFOE is deemed to control Yanglin as a Variable Interest Entity as required by FASB Interpretation No. 46 (revised December 2003) Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.

However, the shareholders of Yanglin, Mr. Shulin Liu with his wife, Mrs. Huanqin Ding, also have effective control over Faith Winner (BVI) and WFOE as our subsidiaries, because they beneficially own approximately 91% of our common stock through their 100% holding in Winner State (BVI) and thus have a controlling interest in us.

Pursuant to those agreements, WFOE made a loan of $17 million and intended to satisfy Yanglin’s working capital needs in the future (the “Loan”). In return, the Company obtained the management control of Yanglin and an exclusive right to acquire all of the equity of Yanglin. The rights of existing shareholders of Yanglin are assigned by the consignment of equity interests to Faith Winner (BVI). The exclusive purchase agreement and the loan agreement restrict both Yanglin and its shareholders from significant decisions including but not limited to any amendments of articles of assocaiton or rules of the Company, any change in registered capital, any transfer, mortgage or disposal of Yanglin’s assets or income in a way that would affect WFOE’s security interest, entering any material contract (exceeding RMB5 million in value) and distributing any dividends to the shareholders. Pursuant to the consigned management agreement between WFOE and Yanglin, Yanglin agreed to entrust the business operations of Yanglin and its management to WFOE until WFOE formally acquires all equity or substantially all the assets of Yanglin. Under the consigned management agreement, WFOE will provide financial, technical and human resources management services to Yanglin which will enable WFOE to control Yanglin's operations, assets and cash flows. In turn, it will be entitled to 5% of Yanglin’s revenue on a yearly basis.

Under the Registered Trademark Transfer Agreement, Yanglin agreed to transfer to WFOE all of its rights in connection with the two trademarks, including without limitation the title of the trademarks and right to license ( the “Transferred Trademark”) for a purchase price of $1,000,000, which is subject to a purchase price adjustment based on the minimum appraised value on intellectual property (“IP”) rights allowed under PRC laws and regulations for such transfer. Under the Trademark Licensing Agreement, WFOE agreed to grant an exclusive license to Yanglin, for a term of 10 years, to use the Transferred Trademark for an annual licensing fee equal to 1% of Yanglin’s revenue of that year. The license fee and the management fee aforesaid – total of 6% of the revenue of Yanglin- entitled to WFOE are approximately the whole net profit before  tax of Yanglin. Any excess profit in Yanglin will not be distributed as dividend according to the contractual arrangements until WFOE exercises the Exclusive Purchase Option Agreement to acquire all shareholders’ equity interest of Yanglin. If the 6% of licence and management fees exceed the net profit before tax of Yanglin, the amount entitled to WFOE is limited to the actual annual net profit before tax of Yanglin under the contracts.

According to the exclusive purchase option agreement, the WFOE has the exclusive purchase option to purchase all or part of Yanglin’s shareholders’ equity interest in Yanglin when and as permitted under PRC laws and regulations and any other party has no right to purchase any equity from the shareholders of Yanglin. The agreement provides that, unless otherwise required under PRC laws and regulations, the consideration for the equity transfer or the asset transfer under the agreement will be the lowest price permitted under the PRC laws and regulations (the “Option Price”). Under the loan agreement and the exclusive purchase option agreement, the money received as the Option Price by the shareholders of Yanglin upon execution of the option shall be contributed to Yanglin and used to satisfy the repayment of the Loan, that is, any amount of money received by Yanglin’s shareholders shall be paid back to WFOE as the repayment of Loan on behalf of Yanglin. Therefore, the actual consideration of acquisition of  the direct investment in Yanglin is exactly the amount of the Loan. Under such contractual arrangements, all of assets and equity including any residual profits of Yanglin are totally controlled by WFOE and will be formally captured upon exercise of the exclusive purchase option.

The reverse-merger also included an equity financing of $21,500,000 by the issuance of 10,000,000 Series A Convertible Preferred Stock at $2.15 per share to 10 accredited investors.

The Company, through its subsidiaries and Yanglin, (hereinafter, collectively referred to as “the Group”), is now in the business of manufacturing, distribution, and selling of non-genetically modified soybean oil, soybean salad oil, and soybean meal throughout the Province of Heilongjiang and other parts of China.

On January 17, 2008, the Company changed its name from “Victory Divide Mining Company” to Yanglin Soybean, Inc.”

Major Performance Factors

Revenue

We derive our revenue mainly from the sales of 3 main products, namely ordinary soybean oil, salad oil and soybean meal. The revenue may be affected by the following factors:
•	Processing capacity of soybean;
•	Pricing of soybean oil, salad oil and soybean meal; and,
•	Market demand

Processing capacity of soybean. Our current annual processing capacity of soybean is 520,000 metric tons, which is sufficient for our current level of operations.

Pricing of soybean oil, salad oil and soybean meal. Generally, we determine the price of our products based on market price and our cost, while there is an overall trend towards price increases to compensate for inflation and strong demand for soybean products. We believe that our price is usually more competitive than those of our major competitors, which are mostly state owned enterprises (SOEs), because we have higher operating efficiencies and better cost controls.

Market demand. The growth potential of our revenue depends on the market demand for our products. As the total market demand for these products is more than sufficient to absorb our production, and our products have been recognized as high quality and competitively priced, we can sell substantially all of our production volume, and we believe that there is a considerable growth potential for our sales revenue, especially after we expand our production capacity and when our new high-end products, which will be sold at higher prices, are put into the market.

Cost of Sales

Cost of sales generally consists of four major parts: raw materials, labor, production overhead and manufacturing related depreciation. Raw materials mainly refers to soybean, and it accounts for the most significant part of the cost of sales (COS), over 90%. Labor cost is relatively low and only makes up less than 1% of COS. Production overhead includes auxiliary materials, utility expenses, machinery maintenance costs, inspection costs and other related expenses. Depreciation costs are applied to manufacturing facilities and equipment, such as production lines, steam generators, factory buildings, etc.

Cost of sales is mainly determined by the following factors, directly or indirectly:
•	The availability and price of raw materials, especially soybeans; and,
•	Output ratio and operating efficiency of production facilities.

The availability and price of raw materials, especially soybeans. Raw material cost accounts for the major portion of our cost of sales, and soybean is the only major raw material, so its price fluctuation will have a material impact on our cost. The price of soybeans may be affected by a series of factors, including the production volume of soybeans, the weather, government policies, and the transactions of soybeans on domestic and international commodity markets. Meanwhile, if there is a shortage in the supply of raw materials, our production facilities will have to operate at lower than the achievable maximum efficiency. As our processing volume represents a relatively small portion of the total soybean supply of Heilongjiang Province, let alone the whole of China, we expect that this factor will have little influence over our cost.

Output ratio and operating efficiency of production facilities. Output ratio is the ratio between the input of raw materials, mostly soybeans, and the output of finished products. The more units of finished products we can produce using a single unit of raw material, the higher the output ratio. As the labor, production overheads and manufacturing related depreciation expenses are mostly of a fixed nature, generally speaking, the more we produce, the lower the unit cost. Our output ratio and operating efficiency are continuously being raised, due to the recent purchase and renovation of facilities and equipment, the enhanced competence and proficiency of our staff and the improvement of our management skills.

Gross Profit

Gross profit is the result of the combined effects of the following factors: (a) the selling price of our products, (b) the sales volume and the individual profit margin of each product, and (c) the cost of sales. As we are a middle stream processor, and the profit margin of middle stream processing is usually relatively stable, our gross profit ranges between 7% to 9% over the past 4 years.

Operating Expenses

Operating expenses consist of selling expenses and general & administrative expenses. Generally speaking, operating expenses occupy only a small portion of total costs and expenses.

Selling expenses generally include business development expenses, sales meeting expenses, loading and handling, advertising, sales-related staff salaries and welfare expenses, and travel expenses. We expect that these expenses will rise considerably in the following years, as we will be recruiting more sales staff and expanding our sales network, establishing new sales channels, plus  investing in promotion and advertising to promote and sell our new products.

General & administrative expenses cover the depreciation of office buildings and equipment, office expenses & supplies, management & administrative salaries, etc. These expenses are generally more of a fixed nature. There may be an increase in these expenses, as we will restructure our organizational structure and improve our management systems. As a public company, we need to maintain our internal control over financial reporting to comply with the Sarbanes-Oxley Act, which involves substantial redesign and restructure of our internal control system and processes.  We expect that this will cause a material increase in our management expenses.

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

Although we are subject to United States taxation, we do not anticipate incurring significant United States income tax liability for the foreseeable future because:

•	We do not conduct any material business or maintain any branch office in the United States;

•	the earnings generated from our non-U.S. operating companies are generally eligible for a deferral from United States taxation until such earnings are repatriated to the United States; and,

•
we believe that we will not generate any significant amount of income inclusions under the income imputation rules applicable to a United States company that owns "controlled foreign corporations" for United States federal income tax purposes.

Therefore, we have made no provision for U.S. federal income taxes or tax benefits on the undistributed earnings and/or losses.

Yanglin, a PRC company, has income tax liabilities in the PRC. PRC enterprise income tax is calculated based on taxable income determined under PRC accounting principles. In accordance with Income Tax Law applicable to domestic companies, we are generally subject to an enterprise income tax rate of 25%.

However, as Yanglin has been recognized as a Key Leading Enterprise in the Industrialization of Agriculture Industry by a collection of government agencies, including the National Development and Reform Commission, the Department of Finance and the Department of Agriculture, we enjoy a complete exemption from income taxes. Our status is reviewed every two years, and the next review has been postponed by the government until the end of 2009.

Results of Operations

The following table shows the operating results for the years ended December 31, 2008 and December 31, 2007.

Consolidated Statement of Operations	The year ended Dec. 31, 2008 ($)	The year ended Dec. 31, 2007 ($)
	(audited)	(audited)
Sales Revenue (net of discounts, returns and allowances)	250,728,674	155,206,867
Other sales		-
Cost of sales	(229,838,842)	(142,568,658)
Gross Profit	20,889,832	12,638,209
Selling expenses	(249,812)	(146,411)
General and administrative expenses	(5,552,223)	(1,812,450)
Income from operations	15,087,797	10,679,348
Interest expense, net	(677,015)	(394,705)
Other income	797	39,385
Other expense	(31,113)	-
Income before income taxs	14,380,466	10,324,028
Income tax	-	-
Net Income	14,380,466	10,324,028
Foreign currency translation adjustment	3,803,214	2,676,688
Comprehensive income	18,183,680	13,000,716

Year Ended December 31, 2008 Compared with Year Ended December 31, 2007

Net Sales

	For The Year Ended December 31		Period to Period Change
Item	2008 Amount ($)	2007 Amount ($)	Amount ($)%
Soybean meal	154,526,888	92,563,442	61,963,446	66.9
Soybean oil	70,374,106	47,071,641	23,302,465	49.5
Salad Oil	25,827,680	15,571,784	10,255,896	65.9
Total Net Sales	250,728,674	155,206,867	95,521,807	61.5

Net sales were $250,728,674 for the year ended December 31, 2008, an increase of $95,521,807 or 61.5% from $155,206,867 for the year ended December 31, 2007. This is primarily due to the increase in the market price of soybean products and partly due to the considerable increase in our processing and production volume and the resultant growth in sales volume. Our three main products, soybean meal, soybean oil and salad oil, achieved a year over year sales growth rate of 66.9%, 49.5% and 65.9%, respectively.

The price of processed soybean products continuously rose during 2008. The average selling price of soybean meal increased by $168 or 57.9% from $290 per ton for the year ended December 31, 2007 to $458 per ton for the year ended December 31, 2008. The price of soybean oil rose by $382 or 40.2% from $950 per ton to $1,332 per ton over the same period, while the price increase of salad oil over the period was $435 or 42.5%, from $1,024 per ton to $1,459 per ton. These increases are in line with the trend of material increases in soybean prices, which started in early 2007. The trend was primarily due to two reasons,  First,  farmers were disincentivized by the unusually low soybean prices by the end of 2006 and reduced soybean production. Second, soybean production volume was further decreased by the large scale drought in Heilongjiang, the major soybean farming area of China (please refer to the section “Cost of Sales and Gross Profit” for more details). The effects of these factors were transferred downstream and increased soybean prices, which increased the prices of soybean products at the same time, and thus made a major contribution to the growth in our sales revenue.

In the year ended December 31, 2007, we processed 421,314 metric tons of soybeans and produced 337,870 tons of soybean meal, 52,994 tons of soybean oil and 18,038 tons of salad oil, compared to 385,087 metric tons of soybeans, 308,069 tons of soybean meal, 49,576 tons of soybean oil and 15,238 tons of salad oil respectively for the previous year, resulting in growth rates of 9.4%, 9.7%, 6.9% and 18.4%, respectively.

In the year ended December 31, 2008, we sold 337,660 tons of soybean meal, 52,842 tons of soybean oil and 17,708 tons of salad oil, achieving growth rates of 5.6%, 6.6% and 16.4%, respectively, over the previous year ended December 31, 2007, when we sold 319,706 tons of soybean meal, 49,566 tons of soybean oil and 15,207 tons of salad oil. So we have sold almost everything we have produced in 2008, due to the demand for soybean products in the PRC market consistently exceeding total domestic supply.

We expect that the sales revenue growth rate will decrease in the early part of 2009, due to the surge in imported soybean and the resulting material increase in the supply volume of soybean products in the PRC,.The situation may improve later in 2009, as we will increase our processing and sales volume and formally introduce some of our high-end products that possess higher prices (please refer to the section “Company Overview” above for more details). In addition, we believe that the price of soybean products will increase as a result of the likely rise in soybean prices due to the expected materially lowered supply of imported soybean in the later part of 2009. (Please refer to the section “Cost of Sales and Gross Profit” for more details.)

Cost of Sales and Gross Profit

	For The Year Ended December 31				Period to Period Change
	2008	% of Sales	2007	%of Sales
	Amount ($)	Revenue	Amount ($)	Revenue	Amount ($)%
Soybean meal	(141,924,170)	91.8	(86,654,275)	93.6	55,269,895	63.8
Soybean oil	(64,571,952)	91.8	(42,075,631)	89.4	22,496,321	53.5
Salad Oil	(23,342,720)	90.4	(13,838,752)	88.9	9,503,968	68.7
Cost of Sales	(229,838,842)	91.7	(142,568,658)	91.9	87,270,184	61.2

Soybean meal	12,602,718	8.2	5,909,167	6.4	6,693,551	113.3
Soybean oil	5,802,154	8.2	4,996,010	10.6	806,144	16.1
Salad Oil	2,484,960	9.6	1,733,032	11.1	751,928	43.4
Gross Profit	20,889,832	8.3	12,638,209	8.1	8,251,623	65.3

Our cost of sales for the year ended December 31, 2008 increased by $87,270,184 or 61.2% as compared to the year ended December 31, 2007, from $142,568,658 to $229,838,842, while the ratio of cost as a percentage to net sales fell slightly to 91.7% from 91.9% over the same period. The main reasons for the changes in the cost of sales were the significant increase in the price of soybeans and the growth in processing and production volumes in 2008..

The rise in soybean prices was due to two reasons. First, the drought in the summer of 2007 caused soybean production volumes to fall significantly in Heilongjiang province, with some of Heilongjiang’s soybean production areas witnessing a 60% fall in production. Second, the continuously low price of soybeans in 2006 and prior years discouraged farmers from producing soybeans.

As a result, soybean planting areas in China were 12% less in 2007 than in 2006. The reduction in supply resulted in the average unit cost of soybeans rising to about $538 per ton for the year ended December 31, 2008 from $405 per ton for the year ended December 31, 2007, an increase of approximately 32.8%. The price increase trend started in early 2007 and lasted until the third quarter of 2008. During this period, the purchase price of soybean in our local area increased from $318 per ton at the beginning of 2007 to $439 per ton around September 20, 2007, before the harvest season (when the price for soybeans is usually at its peak). Prices then reached a record high of $697 per ton in early July 2008, and decreased to $478 before the harvest season of 2008. In the fourth quarter of 2008, the Chinese government started to conduct a strategic reserve purchase of soybeans, buying soybean from farmers at higher than market price to encourage the farmers to continue to grow more soybeans. This campaign helped to keep soybean prices at a level higher then the market price. Such large scale price increases constituted the main reason for the increase in our cost of sales in 2008.

The fact that the ratio of cost as a percentage to net sales remained almost unchanged from 2007 to 2008 reflected the characteristics of our business as a middle stream processor. Our cost ratio and, hence our gross margin, is usually quite stable. Generally, the changes in the ratio of cost and gross margins are usually quite small, although there may be differences between various products due to the respective market status and trends of each product. For example, the cost ratio of soybean meal dropped from 93.6% in the year ended December 31, 2007 to 91.8% in the year ended December 31, 2008, reflecting the fact that the price of soybean meal grew in line with the increase in soybean prices. This was due to China’s recent strong demand for animal feed. The cost ratio of soybean oil and salad oil rose from 89.4% and 88.9% in 2007 to 91.8% and 90.4% in 2008, respectively, showing a lagging effect to the change in prices of soybean oil and salad oil in the market generally, which was caused by the influence of soybean oils made from imported soybeans.

As a result, overall gross margin improved by 0.2%, from 8.1% in the year ended December 31, 2007 to 8.3% in the year ended December 31, 2008, and gross profits enjoyed an increase of $8,251,623 or 65.3% over the same period. With respect to our individual products, the gross margin of soybean meal, soybean oil and salad oil changed from 6.4%, 10.6% and 11.1% in the year 2007 to 8.2%, 8.2% and 9.6% in the year 2008, respectively. The changes were in accordance with the changes and trends analyzed in the preceding paragraph.

We expect that gross margins may decline in early 2009, as a result of the national reserve purchase of soybeans conducted by the Chinese government at the end of 2008. The purchases were done at a price higher than market price and have increased the market price of soybeans, which will be reflected in the rising cost of materials in the first quarter of 2009 or perhaps even longer. At the same time, the large volume of cheap imported soybeans may tend to keep the overall price levels of soybean products low. Nevertheless, we also anticipate that gross margins may improve in the later part of 2009. This is due to the fact that it is estimated that soybean production in the US will only increase slightly in 2009, while soybean production in South America will be reduced over the same period. Consequently, there may be less imported soybeans in China’s market after harvest season in 2009 and, as a result, those imports and the soybean products made from them may be at higher prices in China’s market, which will help raise the overall market prices of soybean products, considering the strong and growing domestic demand.

Operating Expenses

	For The Year Ended December 31				Period to Period
	2008	% of Sales	2007	% of Sales	Change
	Amount ($)	Revenue	Amount ($)	Revenue	Amount ($)%
Selling Expenses	(249,812)	0.1	(146,411)	0.1	103,401	70.6
General & Administrative Expenses	(5,552,223)	2.2	(1,812,450)	1.2	3,739,773	206.3
Total Operating Expenses	(5,802,035)	2.3	(1,958,861)	1.3	3,843,174	196.2

Selling expenses for the year ended December 31, 2008 increased by $103,401 or 70.6% as compared to the year ended December 31, 2007. This was mainly due to the increase in sales-related shipping and handling expenses, which usually is directly related to sales volume. As a percentage of net sales, selling expenses remained stable at 0.1% year over year.

General and administrative expenses for the year ended December 31, 2008 rose by $3,739,773 or 206.3% over the year ended December 31, 2007. The increase was primarily due to two reasons. First, there were large management expenses related to our Sarbanes-Oxley compliance project launched in 2008 with Ernst and Young as our consultant. The related expenses cover items such as the professional fees of the consultant, investigating the internal control systems, drafting and implementation of procedures, and redesigning of business processes. Another important reason for the increase was the more than $3 million expenses of disposing fixed assets. As a percentage of net sales, general and administrative expenses rose from 1.2% for the year ended December 31, 2007 to 2.2% for the year ended December 31, 2008.

We expect that selling expenses will increase over the coming years as we launch the commercial sales of our new high end products, including soy protein concentrates and powdered soy oil. This is due to the fact that we will need to expand our sales network and develop new sales channels as well as conduct promotional campaigns. General and administrative expenses may also rise, because we will reorganize our organizational structure to prepare for future expansion. In addition, as we are now a public company and plan to file the application to transfer to the main board of NASDAQ, there will be increased expenses related to strengthening our reporting, compliance, internal controls and corporate governance systems to comply with the relevant laws and regulations applicable to a U.S. listed company.

Income from Operations and Net Income

	For The Year Ended December 31				Period to Period
	2008	% of Sales	2007	%of Sales	Change
	Amount ($)	Revenue	Amount ($)	Revenue	Amount ($)%
Income from operations	15,087,797	6.0	10,679,348	6.9	4,408,449	41.3
Interest expenses, net	(677,015)	0.3	(394,705)	0.25	282,310	71.5
Other income, net of expenses	(30,316)	0.01	39,385	0.03	69,701	177.0
Income tax			-
Net income	14,380,466	5.7	10,324,028	6.7	4,056,438	39.3

Income from operations rose by 41.3% or $4,408,449 for the year ended December 31, 2008, to $15,087,797, as compared to $10,679,348 for the year ended December 31, 2007, primarily due to the increase of 61.5% in sales revenue. At the same time, operating margin fell from 6.9% to 6.0%, as a result of the material general and administrative expenses related to compliance and the disposal of fixed assets. We estimate that this ratio may fall in early 2009, due to the impact of imported soybeans, the launch of new products and heavy compliance expenses (please refer to the section “Operating Expenses” above for more details), and improve later in 2009 due to the  the likely reduction in import volumes after the harvest of 2009 (please refer to the section “Cost of Sales and Gross Profit” for more details).

Net interest expenses increased by $282,310 or 71.5% from the year ended December 31, 2007 to the year ended December 31, 2008. As a percentage of net sales, net interest expense was 0.3% for the year ended December 31, 2008, compared to 0.25% for the year ended December 31, 2007. The increase was largely due to the repayment of interest  of a large short-term bank loan that was due in 2008.

Net other expenses were $30,316 for the year ended December 31, 2008, and consisted mostly of a donation to the earthquake areas in Sichuan Province. This compares with $39,385 of net other income for the year ended December 31, 2007, which was mainly a government subsidy.

Since we have been recognized as a “Key Leading Enterprise” in the industrialization of the agriculture industry by the Chinese government, we enjoy a complete exemption from income taxes. This status is usually reviewed in every two years, and the next review has currently been postponed and scheduled for the end of 2009.

Net income increased by $4,056,438 or 39.3% from the year ended December 31, 2007 to the year ended December 31, 2008. During the same period, net profit margin fell from 6.7% to 5.7%. This was related to the reasons previously discussed under the section Income from Operations.

Operating Activities

Year Ended December 31, 2008 Compared with Year Ended December 31, 2007

Cash generated from operating activities for the year ended December 31, 2008 was $30,834,483, while cash used in operating activities for the year ended December 31, 2007 was $4,866,156. This change was mainly due to the reduction of inventories, especially those of raw materials.

At the end of 2008, the Chinese government conducted a national strategic reserve purchase of soybeans, which was designed to uphold the price of domestically produced non-GM soybeans (please refer to the section “Cost of Sales and Gross Profit” for more details). The designated purchase price was about $58 per ton higher than market price. Consequently, we reduced our volume of purchase to avoid absorbing the high cost of raw materials. In the year ended December 31, 2008, we released nearly $15 million of cash from maintaining inventories, mostly raw materials.

Due to the pressure of the national strategic reserve purchase, we spent $4.4 million in advances to suppliers, in order to secure the supply of raw materials.

As a result of the reduced purchase volumes, we released about $1.68 million in cash from prepaid VAT and other taxes, which mostly comprises the incoming VAT included in the gross purchase price of the soybean we have bought.

Generally, our cash flows are stable, as we sell mostly on cash basis, with ignorable trade receivables, and usually, our products are sold just a few days after they are produced. We expect that this will continue in 2009, We expect that this will continue in 2009, as the sales of our products is still very robust and we can sell almost everything we produce, and we do not plan to change our mostly cash sales policy.

Investing Activities

Year Ended December 31, 2008 Compared with Year Ended December 31, 2007

Net cash used in investing activities for the year ended December 31, 2008 was $4,166,921, compared to $12,413,404 for the year ended December 31, 2007. The major reason for this reduction was that we have completed the majority of our construction projects, including the renovation of Plant 2 and the building of several production lines in 2007.

In the year ended December 31, 2008, we paid net cash of $135,534 for plant and equipment, and made payment of $4,176,943 for construction in progress.

We satisfied the demand for cash used in capital investments with a short-term bank loan, supplemented by our cash reserves.

Financing Activities

Recent Events

On October 3, 2007, we completed, at a price of $2.15 per share, a private placement of 10,000,000 shares of Series A Convertible Preferred Stock, with a par value $0.001 per share and attached warrants to purchase Common Stock. The gross proceeds of the offering was $21.5 million.

Year Ended December 31, 2008 Compared with Year Ended December 31, 2007

Net cash used in financing activities was $6,367,610 for the year ended December 31, 2008, compared to net cash provided of $22,926,970 for the year ended December 31, 2007. The major reason for this change in year 2008 was that we repaid $12,974,669 of a bank loan due, while we received a new loan of $6,607,059.

Loans

The balance of short-term bank loans was $6,711,214 at December 31, 2008, compared to $12,305,000 at December 31, 2007. This was caused by the decrease in demand for working capital, mainly due to reduced soybean purchases(please refer to the section “Cost of Sales and Gross Profit” in the comparison between the operational results of 2008 and 2007 above).

The balance of our long-term bank loan was about $434,678 at December 31, 2008, plus a current portion of $55,149, payable within one year of the balance sheet date.

As a result of our A credit ranking by the Agricultural Development Bank, Shuangyashan City Branch, we currently have a credit line of up to RMB190 million, or about USD27.7 million. We believe that this is sufficient for our working capital needs at current level of operations.

Future Cash Commitments

We have no future cash commitments as at December 31, 2008.

Critical Accounting Policies and Estimates

Management's discussion and analysis of its financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with United States generally accepted accounting principles. Our financial statements reflect the selection and application of accounting policies that require management to make significant estimates and judgments. See note 1 to our consolidated financial statements, "Summary of Significant Accounting Policies and Organization". We believe that the following reflect the more critical accounting policies that currently affect our financial condition and results of operations:

Method of accounting

The Company maintains its general ledger and journals with the accrual method accounting for financial reporting purposes.  The financial statements and notes are representations of management.  Accounting policies adopted by the Company conform to generally accepted accounting principles in the United States of America and have been consistently applied in the presentation of its financial statements.

The share exchange transaction has been accounted for as a recapitalization of Yanglin Soybean Inc. where the Company (the legal acquirer) is considered the accounting acquiree and Faith Winner (BVI) (the legal acquiree) is considered the accounting acquirer. As a result of this transaction, the Company is deemed to be a continuation of the business of Faith Winner (BVI).

Accordingly, the accompanying financial statements are those of the accounting acquirer, Faith Winner (BVI). The historical stockholders’ equity of the accounting acquirer prior to the share exchange has been retroactively restated as if the share exchange transaction occurred as of the beginning of the first period presented.

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
*Deemed variable interest entity member

Use of estimates

The preparation of the financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.  Management made these estimates using the best information available at the time the estimates were made; however actual results could differ materially from those estimates.

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

The costs and related accumulated depreciation of assets sold or otherwise retired are eliminated from the accounts and any gain or loss is included in the statement of income. The cost of maintenance and repairs is charged to income when incurred, whereas significant renewals and betterments are capitalized.

Accounting for the impairment of long-lived assets

The long-lived assets held and used by the Group are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable. It is reasonably possible that these assets could become impaired as a result of changes in technologies or situation in the industry.  Determination of recoverability of assets to be held and used is done by comparing the carrying amount of an asset to the future net undiscounted cash flows to be generated by the asset.

If such assets are considered to be impaired, the impairment losses to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less estimated costs of disposal.

During the reporting years, there was no known impairment losses.

Inventories

Inventories consist of finished goods, and raw materials, and are stated at the lower of cost or market value. Substantially all inventory costs are determined using the weighted average basis. Finished goods are comprised of direct materials, direct labor and an appropriate proportion of production overheads.

Trade receivables

Trade receivables are recognized and carried at the original invoice amount less allowance for any uncollectible amounts. An allowance for doubtful accounts is maintained for all customers after considering a variety of factors, including the length of time past due, significant one-time events and the company’s historical experience.  Bad debts are written off as incurred.

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

The exchange rates used to translate amounts in RMB into USD for the purposes of preparing the consolidated financial statements were as follows:

	2008	2007
Year end RMB : USD exchange rate	6.8542	7.3141
Average yearly RMB : USD exchange rate	6.9623	7.6172

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

Costs of sales

Cost of sales consists primarily of direct material costs, direct labor cost, direct depreciation and related direct expenses attributable to the production of products.  Written-down inventory to the lower of cost or market value is also reflected in cost of revenues.

Advertising

The Group expenses all advertising expenses as incurred.

Shipping and handling

All shipping and handling costs are expensed as incurred.

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
(ii)
Allocations to the “Statutory surplus reserve” of at least 10% of net income after taxation, as determined under PRC accounting rules and regulations, until the fund amounts to 50% of the Company's registered capital, which is restricted for set off against losses, expansion of production and operation or increase in registered capital;

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

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Tabular Disclosure of Contractual Obligations

Payments due by period
Contractual obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt Obligations	$489 , 827	$55,149	$123,719	$113,507	$197,452
Capital Lease Obligations	-	-	-	-	-
Operating Lease Obligations	-	-	-	-	-
Purchase Obligations	-	-	-	-	-

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

The conversion of RMB into foreign currencies, including U.S. dollars, has been based on rates set by the People’s Bank of China. On July 21, 2005, the PRC government changed its decade-old policy of pegging the value of the RMB to the U.S. dollar. Under the new policy, the RMB is permitted to fluctuate within a narrow and managed band against a basket of certain foreign currencies. This change in policy has resulted in an appreciation of the RMB against the U.S. dollar by approximately 6% during 2007 and approximately 12% since the change of the policy to the end of 2007. While the international reaction to the RMB revaluation has generally been positive, there remains significant international pressure on the PRC government to adopt an even more flexible currency policy, which could result in a further and more significant appreciation of the RMB against the U.S. dollar. We use the U.S. dollar as the reporting currency for our financial statements. Fluctuations in exchange rates, primarily those involving the U.S. dollar, may affect our costs and operating margins as well as our net income reported in U.S. dollars. For example, to the extent that we need to convert U.S. dollars into RMB for our operations, appreciation of the RMB against the U.S. dollar would have an adverse effect on the RMB amount we receive from the conversion. Assuming we had converted the U.S. dollar denominated cash balance equivalent to US$ 30,365,413 as of December 31, 2008 into RMB at the exchange rate of US$1.00 for RMB 6.8346, the respective People’s Bank of China rates as of December 31, 2008, this cash balance would have been RMB 207.5 million. Assuming a further 10% appreciation of the RMB against the U.S. dollar, this cash balance would have decreased to RMB 186.75 million as of December 31, 2008. Conversely, if we decide to convert our RMB into U.S. dollars for the purpose of making payments for dividends for business purposes, appreciation of the U.S. dollar against the RMB would have a negative effect on the U.S. dollar amount available to us.

Commodity Price Risk

We engage in manufacturing of non-genetically modified soybean-based products in the PRC. Our main raw materials are commodities. Our exposure to commodity price risk is directly related to fluctuations of PRC domestic market and indirectly related to that of international market. For example, the soybean price went up from RMB 1.23 per 500 grams at the beginning of the last year to RMB 2.13 per 500 grams at the end of 2007, and in early March 2008 it has climbed to as high as RMB 2.75 per 500 grams, due to both the shortage in soybean supply caused by a severe drought in 2007 and farmers’ cutting growing areas of soybeans brought by the continuously low price level by the end of 2006. However, due to current economic crisis, the price dropped to RMB 1.62 per 500 grams as of April 10, 2009. To date, we have not entered into any hedging transactions in an effort to reduce our exposure to commodity price risk.

Item 8. Financial Statements And Supplementary Data

Please refer to Item 15 “Exhibits and Financial Statement Schedules” of this report.

Item 9.  Changes In and Disagreements With Accountants On Accounting and Financial Disclosure

There are no such reportable events as required by Item 304(b) of Regulation S-K.

Item 9a. Controls And Procedures

(a)	Management’s Report on Disclosure Controls and Procedures

As required by Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act, our management has carried out an evaluation, with the participation and under the supervision of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2008.

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

Management conducted its evaluation of disclosure controls and procedures under the supervision of our chief executive officer and our chief financial officer. Based upon, and as of the date of this evaluation, our chief executive officer and chief financial officer concluded that, as of December 31, 2008, our disclosure controls and procedures were effective, though there were some significant deficiencies in our internal control over financial reporting described below.

(b)	Management’s Report on Internal Control over Financial Reporting

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2008. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework. Based on our assessment, we determined that, as of December 31, 2008, our internal control over financial reporting was effective, though there were certain identified significant deficiencies by December 31, 2008 as follows:

The significant deficiencies include: that there were no code of ethics for the board of directors and of independent directors as of December 31, 2008 (we have remedied these deficiencies, please see “Recent progress after December 31, 2008” below); that special committees of the board have not been established; and that no formal accounting manual has been issued. These deficiencies will be described in details in the section “Management’s Remediation Initiatives and Interim Measures” below.

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

Management’s Remediation Initiatives and Interim Measures

The following is a description of each deficiency with respect to our internal controls over financial reporting identified by our management and the remediation initiatives and progress that we have implemented or intend to implement in the near future.

1)	The Company currently does not have a complete set of Articles for the board of directors. The Company now does not have any independent director as of December 31, 2008.

Recent progress after December 31, 2008

We have formally released our bylaws, appointed independent directors and established the audit, compensation and nomination committees of the board on March  9, 2009 and filed Form 8-K with SEC.

2)	The special committees of the board, including audit committee, appointment committee and compensation committee, have not been established.

Recent progress after Dec. 31, 2008

We have formally appointed independent directors, established the audit, compensation and nomination committees of the board and approved the charters for each of the committees on March 9, 2009 and filed Form 8-K.

3)	The Company does not have an accounting policy manual based on U.S. GAAP and have not formulated formal procedures on the accounting treatment of significant transactions and processes.

Remediation Initiative and Progress

We have already formulated the Financial Management Procedure under China GAAP and released it formally after approval of senior management. This procedure became effective on September  1, 2008. We will draft the Accounting Manual under US GAAP, and it will include accounting policies and the detailed procedures of accounting treatments. To complete this task, we need the help of competent professional accounting advisors. We are currently seeking such advisors.

There will be the significant costs involved for  engaging professional accounting advisors; studying and researching U.S. GAAP; drafting, revising and approving our accounting manual; and training and educating our accounting staff with the knowledge of U.S.GAAP.

This annual report does not include an attestation report of the company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management's report in this annual report.

(c) Changes in Internal Controls over Financial Reporting

During the year ended December 31, 2008, we have completed the following remediation measures on the internal control  over financial reporting:

1. We have already formulated a Code of Conduct, in both Chinese and English, and released it formally in September, 2008 after it was approved by the Board of Directors. This Code of Conduct is applicable to all staff including our senior management, and it covers various contents such as integrity, fair trading, conflict of interests, disclosure of information, compliance to laws, confidentiality of information, non-discriminatory treatment, safe-guarding of the company’s assets, reporting of violation of the Code and reporting of fraud. We have also established a channel for issuing and communicating the Code of Conduct to all staff.

2. We have developed the detailed procedures and regulations for identifying and investigating fraud and for staff reporting and exposing wrongful behavior, and include such contents into the Code of Conduct ,which was formally released in September, 2008.

3. We have formulated the Management Procedure of Company Institutions, which provides the management regulations on the formulation, approval and update of the management institutions of the company, and released it formally after being approved by senior management.

Item 9b. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance
Our Directors and Executive Officers

We have provided below certain information about our executive officers and directors. Our directors serve one-year terms or until their successors are elected Officers serve at the discretion of the board of directors.

Name	Age	Position
Shulin Liu	44	Chief Executive Officer/Director
Shaocheng Xu	33	Chief Financial Officer
Yang Miao (resigned March 2009)	36	Director
Zongtai Guo	50	Director and Chief Operating Officer
Albert McLelland (since March 2009)	50	Director
Michael Marks (since March 2009)	36	Director
Xiao Feng	52	Director
Yulin Liu	51	President and General Manager of Heilongjiang Yanglin Soybean Group Co. Ltd
Shuhua Xia	56	Accounting Supervisor of Heilongjiang Yanglin Soybean Group Co. Ltd

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

Mr. Albert McLelland was appointed as a director since March 2009. He has been senior managing director of AmPac Strategic Capital LLC (AmPac) since 2003. He is also a founder and managing director of AmPac-TDJ LLC. Prior to founding AmPac, Albert was responsible for cross-border transactions practice of PricewaterhouseCoopers’ (PwC) Financial Advisory Services. Albert possesses extensive investment and merchant banking experience. He has built two Asian based financial service firms in 1980-1990’s. He also ran corporate finance at CEF Taiwan Limited. Albert began his investment banking career at Shearson Lehman underwriting bond issues. Albert holds an MBA degree from the University of Chicago and a Master of International Affairs from Columbia University. He did his undergraduate studies at the University of South Florida and also studied Mandarin at the National Normal University in Taiwan.

Mr. Michael Marks was appointed as a director since March 2009.  He is the President and Director of Middle Kingdom Alliance Corp., a special purpose acquisition corporation listed on Over-The-Counter Bulletin Board. Until December 2007 he was a managing director and principal of Sonnenblick Goldman Asia Pacific Limited, a firm that provides advisory services in real estate investments. Previously, Mr. Marks served as a director of Horwath Asia Pacific from January 2002 to December 2005 and was the Chief Executive Officer and Director at B2Globe Limited from May 2001 to August 2002. Mr. Marks received both Bachelor’s and Master’s Degrees in Commerce from the University of the Witwatersrand in Johannesburg, South Africa in 1994 and 1997, respectively, and also received a Bachelor’s Degree in Psychology from the University of South Africa in 1998. In 1997, Mr. Marks qualified as a Chartered Accountant in South Africa, and in 1999 as a Fellow of the Association of International Accountants in the United Kingdom.

Mr. Xiao Feng was the President of Soybean Research & Development Center of Heilongjiang Province since November 2005.  He has also been the Vice President of Northeastern Agriculture University since September 2007.  He was the section chief for Development and Planning in Science & Technology division of Heilongjiang Provincial government from March 1998 to November 2005.  He obtained his Medical Doctor’s degree from Harbin Medical University in 1983.

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

Our Board has 5 members. Messrs McLelland, Marks and Feng are independent directors.  We have an Audit Committee, a Compensation Committee and a Nominating and Corporate Governance Committee. The Audit Committee has at least one member, Mr. Albert McLelland, who meets the definition of a “financial expert” under SEC rules and whom the Board has determined to be “independent”.

Audit Committee. The Audit Committee is currently comprised of Messrs. Albert McLelland, Xiao Feng and Michael Marks with Mr. Albert Mclelland as the chairman, each of whom are “independent” as that term is defined by SEC rules and under the NASDAQ listing standards. The Audit Committee is directly responsible for the appointment, retention, compensation and oversight of the work of any registered public accounting firm employed by the Company (including resolution of disagreements between management and the accounting firm regarding financial reporting) for the purpose of preparing or issuing an audit report or related work or performing other audit, review or other services. The Audit Committee has the ultimate authority and responsibility to evaluate and, where appropriate, replace the registered public accounting firm. The Audit Committee has the authority to review and approve transactions between the Company and its directors, officers and affiliates.

Compensation Committee. The Compensation Committee is responsible for the administration of all salary, bonus and incentive compensation plans for our officers and key employees. The members of the Compensation Committee are Messrs. Michael Marks, Albert McLelland and Xiao Feng, with Mr. Marks as the chairman. All of whom are “independent” directors.

Nominating and Corporate Governance Committee. The Nominating and Corporate Governance Committee is responsible for preparing the list of candidates to fill the expiring terms of directors on our Board of Directors. The committee submits the list of candidates to the Board of Directors who determines which candidates will be nominated to serve on the Board of Directors. The nominees are then submitted for election at the annual meeting of stockholders. The committee also submits to the entire Board of Directors, a list of candidates to fill any interim vacancies on the Board of Directors resulting from the departure of a member of the Board of Directors for any reason prior to the expiration of his term. In recommending candidates for the Board of Directors, the committee keeps in mind the functions of this body.

The committee considers various criteria, including the ability of the individual to meet SEC and NASDAQ “independence” requirements, general business experience, general financial experience, knowledge of the company’s industry (including past industry experience), education, and demonstrated character and judgment. The committee will consider director candidates recommended by a stockholder if the stockholder mails timely notice to the secretary of the Company at its principal offices, which notice includes (i) the name, age and business address of such nominee, (ii) the principal occupation of such nominee, (iii) a brief statement as to such nominee’s qualifications, (iv) a statement that such nominee consents to his or her nomination and will serve as a director if elected, (v) whether such nominee meets the definition of an “independent” director under the SEC rules and under NASDAQ listing standards and (vi) the name, address, class and number of shares of company stock held by the nominating stockholder.

Any person nominated by a stockholder for election to the Board of Directors will be evaluated based on the same criteria as all other nominees. The committee also oversees our adherence to our corporate governance standards. The members of the committee are Messrs. Xiao Feng, Michael Marks and Albert McLelland, with Xiao Feng as the chairman.

The Board had 3 meetings during last fiscal year.  All members attended at least 75% of the meetings.

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

According to our records, Zongtai Guo and Yang Miao have not filed their form 3’s in a timely manner.

Code of Ethics

We have adopted a Code of Ethics (as defined in Item 406 of Regulation S-K) that applies to our principal executive, financial and accounting officers. Yanglin Soybean, Inc. will provide a copy of its code of ethics, without charge, to any person that requests it. Requests should be addressed in writing to Mr. Bode Xu, Chief Financial Officer, #99 Fanrong Street, Jixian, Shuan Ya Shan City, Heilongjiang Province, 155900, People’s Republic of China.

Item 11 Executive Compensation

The Company’s executive compensation program is designed to pay key management personnel competitive remuneration based on the authority, responsibility and accountability of the position held by the individual.

The following is a summary of the compensation paid by the company to its executive officers for years 2008 ended December 31, 2008, 2007 ended December 31, 2007 and for 2006 ended December 31, 2006. No other executive officers received compensation in excess of $100,000 for the years of 2008, 2007 and 2006. We did not engage in any benchmarking of compensation to set the compensation to our executive officers.

Compensation Table

Name & Principal Position	Year	Salary (1)	Bonus	Non-Equity Incentive Plan Compensation	All other Compensation	Total
Shulin Liu	2008	$34,472	0	0	0	$34,472
(President and Chief Executive Officer )	2007	$31,508	0	0	0	$31,508
	2006	40,090	0			40,090
Shaocheng Xu	2008	$20,683	0	0	0	$20,683
(Chief Financial Officer )(2)	2007	18,905				18,905
Zongtai Guo	2008	$25,854	0	0	0	$23,631
(Chief Operational Officer )	2007	$23,631	0	0	0	$7,517
	2006	7,517
Glenn A. Little	2007	0	0	0	0	0
(President, Chief Executive Officer	2006	0	0	0	0	0
Officer and Chief Financial) (3)
Yulin Liu	2008	$25,854	0	0	0	$25,854
(President and General Manager of	2007	23,631				$23,631
Heilongjiang Yanglin Soybean Group Co. Ltd)(4)

(1)	The relevant exchange rates for financial years 2008, 2007 and 2006 are $1 to RMB 6.8347, $1 to RMB7.6172 and $1 to RMB7.98189.

(2)	Shaocheng Xu, was appointed as Yanglin’s Chief Financial Officer in March 2007.

(3)	Mr. Little was appointed President, Chief Executive Officer and Chief Financial Officer in February 2006. He resigned from these positions effective October 3, 2007.

(4)	Yulin Liu, was appointed Yanglin’s President and General Manager in March 2007 and is the first cousin of Mr. Shulin Liu.

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

It is not uncommon for PRC corporations in that locality to have base salaries as the sole and only form of compensation. The base salary level is established and reviewed based on the level of responsibilities, the experience and tenure of the individual and the current and potential contributions of the individual. The base salary is compared to the list of similar positions within comparable peer companies and with consideration of the executive’s relative experience in his or her position.  Base salaries are reviewed periodically and at the time of promotion or other changes in responsibilities.

We plan to implement a more comprehensive compensation program, which takes into account other elements of compensation, including without limitation, short and long term compensation, cash and non-cash, and other equity-based compensation such as stock options. Such compensation program shall be comparative to our peers in the industry and aimed to retain and attract talented individuals.

Our Compensation Committee comprising predominantly of independent directors will oversee the compensation of our named executive officers.

Grants of Plan-Based Awards

The Company currently does not have any award plans. No options were granted to any officer in 2008.

Outstanding Equity Awards at Fiscal Year End

The Company currently does not have an equity compensation plan. No options or shares of stock were granted to any officer in 2008.

Option Exercises and Stock Vested

No options were exercised and no shares of stock were vested in 2008.

Pension Benefits

The Company does not have any pension plans for its officers.

Nonqualified Deferred Compensation

There was no nonqualified deferred compensation for the officers in 2008.

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

The directors for Yanglin are not compensated for their services as directors as of the date of this report.

Item 12. Security Ownership Of Certain Beneficial Owners And Management And Related Shareholders Matters

The following table sets forth certain information with respect to the beneficial ownership of our voting securities following the closing of the Share Exchange Agreement and the Series A Convertible Preferred Stock Purchase Agreement by (i) any person or group owning more than 5% of each class of voting securities, (ii) each director, (iii) our chief executive officer and our top three most highly compensated officers and (iv) all executive officers and directors as a group as of April 9, 2009.

	Amount and Nature of Beneficial Ownership (1)
Name and Address of Beneficial Owner	Series A	Series B		Common Stock		Percentage of Class (1)
Owner of More than 5% of Class

Vision Opportunity Master Fund Ltd 20 West 55th Street, 5th Floor, New York, NY 10019-5373	3,720,930					37.2%

Sansar Capital Special Opportunity Master Fund, LP (Cayman Master) Walkers SPV Ltd. Walkers House Mary Street 908GT Georgetown, Grand Cayman Cayman Islands	2,767,442					27.7%

Vicis Capital Master Fund 126 East 56th Streey, 7th Floor, New York, NY 10019-5373	2,093,023					20.9%

Vision Opportunity Master Fund Ltd 20 West 55th Street, 5th Floor, New York, NY 10019-5373 (2)		3,382,664	(2)			43.4%

Sansar Capital Special Opportunity Master Fund, LP (Cayman Master) Walkers SPV Ltd. Walkers House Mary Street 908GT Georgetown, Grand Cayman Cayman Islands (2)		2,515,856	(2)			32.3%

Vicis Capital Master Fund 126 East 56th Streey, 7th Floor, New York, NY 10019-5373 (2)		1,902,748	(2)			24.4%

Vision Opportunity Master Fund Ltd 20 West 55th Street, 5th Floor, New York, NY 10019-5373 (7)				18,283,985	(3)	47.8%

Sansar Capital Special Opportunity Master Fund, LP (Cayman Master) (7)				13,208,245	(3)	39.8%

Vicis Capital Master Fund 126 East 56th Streey, 7th Floor, New York, NY 10019-5373 (7)				9,989,429	(3)	33.3%

Winner State Investments Limited No. 99, Fanrong Street, Jixian Town, Heilongjiang, the People’s Republic of China.				18,200,000	(4) (5)	91.0%

Directors and Executive Officers
Shulin Liu 99 Fanrong Street, Jixian County, Heilongjiang Province, People’s Republic of China 155900				9,100,000	(5)	45.5%

Yang Miao 99 Fanrong Street, Jixian County, Heilongjiang Province, People’s Republic of China 155900				100,000		0.5%

All Directors and Executive Officers				9,200,000		46%

(1)
On October 3, 2007, we entered and consummated a Series A Preferred Agreement for the sale of a total of 10,000,000 shares of our newly designated Series A Preferred Shares for the purchase price of $2.15 per share. Each entity’s number of Series A Preferred Shares were determined by dividing the amount of Purchase Price (as defined in the Series A Preferred Agreement) paid by such entity by the $2.15 per share price. Each share of Series A Preferred Stock is convertible into one share of our Common Stock. In determining the percent of preferred stock owned by a person or entity on April 9, 2009, (a) the numerator is the number of shares of the class beneficially owned by such person or entity, and (b) the denominator is the total shares of that class outstanding on April 9, 2009. Unless otherwise stated, each beneficial owner has sole power to vote and dispose of its shares.

In addition, in determining the percent of common stock owned by a person or entity on April 9, 2009, (a) the numerator is the number of shares of the class beneficially owned by such person and includes shares which the beneficial owner may acquire within 60 days upon conversion or exercise of a derivative security, and (b) the denominator is the sum of (i) the shares of that class outstanding on April 9, 2009, (20,000,000 shares of Common Stock)and (ii) the total number of shares that the beneficial owner may acquire upon conversion or exercise of a derivative security within such 60 day period. Unless otherwise stated, each beneficial owner has sole power to vote and dispose of the shares.

(2)
Pursuant to the October 3 2007 Series A Preferred Agreement, each purchaser who purchases not less than $4 million worth of Series A Preferred Shares shall also be issued a Series J Warrant (expired on April 2, 2009; the same is true hereafter), to purchase such number of our newly designated Series B Preferred Shares, equal to the Purchase Price (as defined in the Series A Preferred Agreement) paid by such purchaser pursuant to this Agreement divided by $2.37 per share or, if the Purchase Price is reduced pursuant to Section 1.6 of the Agreement, 110% of the adjusted per share Purchase Price. Vision Opportunity Master Fund Ltd, Sansar Capital and Vicis Master Fund have exceeded this threshold and have been granted a Series J Warrant to purchase 3,382,664, 2,515,856 and 1,902,748 shares of our Series B Preferred Shares respectively.

(3)
Each Series A Preferred Share is convertible, at the option of the holder, into one share of our Common Stock. Accordingly, in total, the Series A Preferred Shares are convertible into 10,000,000 shares of our Common Stock. Each share of Series B Preferred Share is convertible, at the option of the holder, into one share of our Common Stock. The share number of Common Stock is determined by assuming conversion of all Series A and Series B Preferred Shares, exercise of all warrants (A, B, J, C, and D)(series C and D warrants are conditional on the exercise of series J warrants; the same is true hereafter) by the parties and then add all the numbers together, we would have the shares of our Common Stock for such parties. For example, for Vision Opportunity Master Fund Ltd, we add all the numbers from different columns from the table of footnote 8 below, and we would have 18,283,985 shares of Common Stock.

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

(7)	As of April 9, 2009, below is a breakdown of the current holdings of:

	Amount and Nature of Beneficial Ownership
	Preferred Stock		Common	Warrants
Name	Series A	Series B	Stock	A	B	J	C	D
Vision Opportunity Master Fund Ltd	3,720,930	—	525,000	3,720,930	1,860,465	3,382,664	3,382,664	1,691,332
Sansar Capital Special Opportunity Master Fund, LP (Cayman Master)	2,767,442	—	—	2,767,442	1,383,721	2,515,856	2,515,856	1,257,928
Vicis Capital Master Fund	2,093,023	—	—	2,093,023	1,046,512	1,902,748	1,902,748	951,374

As of April 9, 2009, we had outstanding (i) 20,000,000 shares of Common Stock, (ii) 10,000,000 shares of Series A Preferred Shares, which were issued in a private placement to the Purchasers under the Series A Preferred Agreement, (iii) Series A Warrants to purchase an aggregate of 10,000,000 shares of Common Stock at $2.75 per share, (iv) Series B Warrants to purchase an aggregate of 5,000,000 shares of Common Stock at $3.50 per share, (v) Series J Warrants to purchase an aggregate of 7,801,268 shares of Series B Preferred Shares at $2.37 per share; (vi) Series C Warrants to purchase an aggregate of 7,801,268 shares of Common Stock at $3.03 per share, (vii) Series D Warrants to purchase an aggregate of 3,900,634 shares of Common Stock at $3.85 per share, (viii) Series E Warrants to purchase 1,000,000 shares of Common Stock issued to Kuhns Brothers, Inc. and its designees under the Kuhns Bros Engagement Agreement at $2.58 per share and (ix) Series F Warrants to purchase 500,000 shares of Common Stock issued to Mass Harmony Asset Management Limited pursuant to the Mass Harmony Financial Consulting Agreement at $3.01 per share.

Each of Series A, B, C, D, E and F Warrants have five year terms. Series J Warrants have an eighteen (18) month term. The Series C and D Warrants are only exercisable once the Series J Warrant is exercised.

Item 13. Certain Relationships and Related Transactions

None.

Item 14. Principal Accounting Fees And Services

Samuel H. Wong & Company, LLP issued a report on the audited financial statements of Heilonjiang Yanglin Soybean Group Co. Ltd. for the three years ended December 31, 2004, December 31, 2005, and December 31, 2006 which were included in our current report on Form 8-K filed on October 10, 2007.

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

Audit Fees. The aggregate fees billed by Samuel H. Wong & Company, LLP, for professional services rendered for the audit of the company’s financial statements for the year December 31, 2006 as well as for the review of the interim financial statements ended September 30, 2007 are $150,000.

The aggregate fees billed by Albert Wong & Company, LLP for professional services rendered for the audit of the company’s financial statements for the year December 31, 2007 and 2008 are $90,000 and $86,000.

Audit-Related Fees. There were no fees for assurance and related services by Samuel H. Wong & Company, LLP or Albert Wong & Company, LLP for years 2007 or 2008.

Tax Fees. There were no fees for services for the income tax returns in US by Samuel H. Wong & Company, LLP or Albert Wong & Company, LLP for years 2007 or 2008.

All Other Fees. There was no other fees for either audit-related or non-audit services billed by Samuel H. Wong & Company, LLP or Albert Wong & Company, LLP for years 2007 or 2008.

PART IV

Item 15. Exhibits And Financial Statement Schedules

(a) (1) Financial Statements

(2) Financial Statement Schedules

None

YANGLIN SOYBEAN INC.

CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007
 (Stated in US dollars)

YANGLIN SOYBEAN INC.

ALBERT WONG & CO.
CERTIFIED PUBLIC ACCOUNTANTS
7th Floor, Nan Dao Commercial Building
359-361 Queen’s Road Central
Hong Kong
Tel : 2851 7954
Fax: 2545 4086

ALBERT WONG
B.Soc., Sc., ACA., LL.B.,
CPA(Practising)

To:	The board of directors and stockholders of Yanglin Soybean Inc.

Report of Independent Registered Public Accounting Firm

We have audited the accompanying consolidated balance sheets of Yanglin Soybean Inc. and subsidiaries as of December 31, 2008, and 2007 and the related consolidated statements of income, stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

We were not engaged to examine management’s assertion about the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008 included in the Company’s Item 9A “Controls and Procedures” in the Annual Report on Form 10-K and, accordingly, we do not express an opinion thereon.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Yanglin Soybean Inc. as of December 31, 2008, and 2007 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Hong Kong, China	Albert Wong & Co
April 6, 2009	Certified Public Accountants

YANGLIN SOYBEAN INC.

CONSOLIDATED BALANCE SHEETS
AS AT DECEMBER 31, 2008, AND 2007
(Stated in US Dollars)

	Notes	2008	2007
ASSETS
Current assets
Cash and cash equivalents	2(k)	$30,365,413	$9,210,121
Pledged deposits	4	484,000	500,000
Trade receivables	2(j)&5	8,043	13,854
Inventories	2(i)&7	3,896,334	17,883,652
Advances to suppliers		10,597,701	5,736,267
Prepaid VAT and other taxes		920,083	2,457,137
Other receivables	6	114,990	27,896

Total current assets		$46,386,564	$35,828,927
Property, plant and equipment, net	2(g)&8	31,529,936	22,563,196
Intangible assets, net	2(e),(f)&9	4,619,716	3,444,081
Prepaid deposits for equipment and construction		13,021	8,896,327
TOTAL ASSETS		$82,549,237	$70,732,531

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Short-term bank loans	10	$6,711,214	$12,305,000
Current portion of long-term bank loans	12	55,149	47,433
Accounts payable		13,753	12,921
Other payables	11	683,403	44,380
Customers deposits		1,187,582	2,656,777
Accrued liabilities		591,979	521,114
Total current liabilities		$9,243,080	$15,587,625
Long-term liabilities
Long-term bank loans	12	434,678	457,107
TOTAL LIABILITIES		$9,677,758	$16,044,732

See notes to consolidated financial statements

YANGLIN SOYBEAN INC.

CONSOLIDATED BALANCE SHEETS (Continued)
AS AT DECEMBER 31, 2008, AND 2007
(Stated in US Dollars)

	Notes	2008	2007

STOCKHOLDERS’ EQUITY
Preferred Stock – Series A $0.001 par value, 50,000,000 shares authorized; 9,999,999 shares issued and outstanding as of December 31, 2008 and December 31, 2007	13	$10,000	$10,000

Common stock - $0.001 par value 100,000,000 shares authorized; 20,000,003 shares issued and outstanding as of December 31, 2008 and December 31, 2007	14	20,000	20,000
Additional paid-in capital	14	38,389,635	38,389,635
Statutory reserves	2(t)	5,628,636	3,490,834
Retained earnings		21,664,524	9,421,860
Accumulated other comprehensive income	2(u)	7,158,684	3,355,470
		$72,871,479	$54,687,799

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY		$82,549,237	$70,732,531

See notes to consolidated financial statements

YANGLIN SOYBEAN INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31, 2008, AND 2007
(Stated in US Dollars)

	Notes	2008	2007

Net sales	2(m)&18	$250,728,674	$155,206,867
Cost of sales	2(n)&18	(229,838,842)	(142,568,658)

Gross profit		$20,889,832	$12,638,209

Selling expenses		(249,812)	(146,411)
General and administrative expenses		(5,552,223)	(1,812,450)

Income from operations		$15,087,797	$10,679,348
Interest income		145,340	64,277
Interest expenses		(822,355)	(458,982)
Other income		797	39,385
Other expenses		(31,113)	-

Income from operations before income taxes		$14,380,466	$10,324,028

Income taxes	2(s)&16	-	-

Net income		$14,380,466	$10,324,028

Beneficial conversion feature on Series A preferred stock		-	(7,988,359)

Net income attributable to common shareholders		$14,380,466	$2,335,669

Foreign currency translation adjustment		3,803,214	2,466,280
Comprehensive income		$18,183,680	$4,801,949

Basic earnings per share	15	$0.72	$0.12

Diluted earnings per share	15	$0.38	$0.07

Basic weighted average share outstanding	15	20,000,003	19,998,473

Diluted weighted average share outstanding	15	37,757,827	34,003,038

See notes to consolidated financial statements

YANGLIN SOYBEAN INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2008, AND 2007
(Stated in US Dollars)

							Accumulated
	Common stock			Additional			other
	Number		Preferred	paid-in	Statutory	Retained	comprehensive
	of share	Amount	stock	capital	reserves	earnings	income	Total

Bal., 1/1/2007	18,500,000	$18,500	-	12,248,936	1,716,827	8,860,198	889,190	23,733,651
Net income	-	-	-	-	-	10,324,028	-	10,324,028
Reverse acquisition	1,497,608	1,498	-	(88)	-	-	-	1,410
Addition of capital	2,395	2	10,000	26,140,787	-	-	-	26,150,789
Beneficial conversion feature on Series A preferred stock	-	-	-	-	-	(7,988,359)	-	(7,988,359)
Appropriations to surplus reserves	-	-	-	-	1,774,007	(1,774,007)	-	-
Foreign currency adjustment	-	-	-	-	-	-	2,466,280	2,466,280
Bal., 12/31/2007	20,000,003	$20,000	10,000	38,389,635	3,490,834	9,421,860	3,355,470	54,687,799

Bal., 1/1/2008	20,000,003	$20,000	10,000	38,389,635	3,490,834	9,421,860	3,355,470	54,687,799
Net income	-	-	-	-	-	14,380,466	-	14,380,466
Appropriations to surplus reserves	-	-	-	-	2,137,802	(2,137,802)	-	-
Foreign currency adjustment	-	-	-	-	-	-	3,803,214	3,803,214
Bal., 12/31/2008	20,000,003	$20,000	10,000	38,389,635	5,628,636	21,664,524	7,158,684	72,871,479

See notes to consolidated financial statements

YANGLIN SOYBEAN INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2008, AND 2007
(Stated in US Dollars)

	2008	2007
Cash flows from operating activities
Net income	$14,380,466	$10,324,028
Depreciation	1,860,076	2,028,313
Amortization	203,374	78,397
Loss/(gain) on disposal of property, plant and equipment	3,185,544	(13,048)

Adjustments to reconcile net income to net cash provided by/(used in) operating activities:
Accounts receivable	6,636	182,708
Inventories	14,951,570	(9,712,307)
Advances to suppliers	(4,407,071)	(5,508,012)
Prepaid VAT and other taxes	1,675,509	(1,667,452)
Other receivables	(62,451)	714,295
Accounts payable	(12)	(730,106)
Other payables	627,034	(698,636)
Customers deposits	(1,621,890)	152,225
Accrued liabilities	35,698	(16,561)
Net cash provided by/(used in) operating activities	$30,834,483	$(4,866,156)

Cash flows from investing activities
Payment of plant and equipment	(135,534)	(386,260)
Sales proceeds of plant and equipment	129,556	55,138
Payment of construction in progress	(4,176,943)	(11,702,842)
Payment of land use right	-	120,560
Decrease/(increase) in restricted cash	16,000	(500,000)
Net cash used in investing activities	$(4,166,921)	$(12,413,404)

Cash flows from financing activities
Issue of share capital and warrants	-	17,849,093
Bank borrowings	6,607,059	11,815,365
Bank loan repayments	(12,974,669)	(6,737,488)
Net cash (used in)/provided by financing activities	$(6,367,610)	$22,926,970

Net cash and cash equivalents sourced	20,299,952	5,647,410

Effect of foreign currency translation on cash and cash equivalents	855,340	549,191

Cash and cash equivalents–beginning of year	9,210,121	3,013,520
Cash and cash equivalents–end of year	$30,365,413	$9,210,121

Supplementary cash flow information:
Interest received	$133,828	$64,277
Interest paid	819,882	457,647

See notes to consolidated financial statements

YANGLIN SOYBEAN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007
(Stated in US Dollars)

1.	ORGANIZATION AND PRINCIPAL ACTIVITIES

Yanglin Soybean Inc. (the “Company”) was incorporated in the state of Nevada on May 26, 1921. Prior to October 3, 2007 the company had only nominal operations and assets. The Company currently operates through (1) itself, (2) one directly wholly-owned subsidiary in the British Virgin Islands: Faith Winner Investments Limited (“Faith Winner (BVI)”), (3) one directly wholly-owned subsidiary of Faith Winner (BVI) located in Mainland China: Faith Winner (Jixian) Agriculture Development Company (“Faith Winner (Jixian)” or “WFOE”) and (4) one operating company located in Mainland China: Heilongjiang Yanglin Soybean Group Co., Ltd. (“Yanglin”) which is controlled by the Company through contractual arrangements between WFOE and Yanglin, as if Yanglin were a wholly-owned subsidiary of the Company.

On October 3, 2007, the Company executed a reverse-merger with Faith Winner Investments Limited (“Faith Winner (BVI)”) by an exchange of shares whereby the Company issued 18,500,000 common shares at $0.001 par value in exchange for all Faith Winner (BVI) shares. As a result of the shares exchange, Faith Winner (BVI) became a wholly-owned subsidiary of the Company.

The exchange transaction was accounted for as a reverse acquisition in accordance with Statements of Financial Accounting Standards (“SFAS”) No. 141. “Business Combinations”. The 1,494,173 shares of Yanglin Soybean Inc. outstanding prior to the stock exchange transaction were accounted for at the net book value at the time of the transaction, which was a deficit of $1,410. Accordingly, the consolidated statements of income include the results of operations of Heilongjiang Yanglin Soybean Group Co., Ltd from the acquisition date through December 31, 2007.

Faith Winner (BVI) entered into a series of agreements with Yanglin and as a result of such arrangements WFOE gained control of all of Yanglin’s assets, management and business as if Yanglin were a wholly-owned subsidiary of WFOE. However, the shareholders of Yanglin, Mr. Shulin Liu with his wife, Mrs. Huanqin Ding, also have effective control over Faith Winner (BVI) and WFOE as our subsidiaries, because they beneficially own approximately 91% of our common stock through their 100% holding in Winner State (BVI) and thus have a controlling interest in us. These contractual arrangements included a loan agreement, a consigned management agreement, two consignment agreements of equity interests, an exclusive purchase option agreement, a registered trademark transfer contract and a trademark licensing agreement. The Consignment Agreement was entered into on September 1, 2007, and the other agreements were all signed on September 24, 2007.

YANGLIN SOYBEAN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007
(Stated in US Dollars)

1.	ORGANIZATION AND PRINCIPAL ACTIVITIES (Continued)

Pursuant to those agreements, Faith Winner made a loan of $17 million and intended to satisfy Yanglin’s working capital needs in the future (the “Loan”). In return, the Company obtained the management control of Yanglin and an exclusive right to acquire all of the equity of Yanglin. The rights of existing shareholders of Yanglin are assigned by the consignment of equity interests to Faith Winner (BVI). The exclusive purchase agreement and the loan agreement restrict both Yanglin and its shareholders from significant decisions including but not limited to any amendments of articles of assocaiton or rules of the Company, any change in registered capital, any transfer, mortgage or disposal of Yanglin’s assets or income in a way that would affect WFOE’s security interest, entering any material contract (exceeding RMB5 million in value) and distributing any dividends to the shareholders. Pursuant to the consigned management agreement between WFOE and Yanglin, Yanglin agreed to entrust the business operations of Yanglin and its management to WFOE until WFOE formally acquires all equity or substantially all the assets of Yanglin. Under the consigned management agreement, WFOE will provide financial, technical and human resources management services to Yanglin which will enable WFOE to control Yanglin's operations, assets and cash flows. In turn, it will be entitled to 5% of Yanglin’s revenue on a yearly basis.

Under the Registered Trademark Transfer Agreement, Yanglin agreed to transfer to WFOE all of its rights in connection with the two trademarks, including without limitation the title of the trademarks and right to license ( the “Transferred Trademark”) for a purchase price of $1,000,000, which is subject to a purchase price adjustment based on the minimum appraised value on intellectual property (“IP”) rights allowed under PRC laws and regulations for such transfer. Under the Trademark Licensing Agreement, WFOE agreed to grant an exclusive license to Yanglin, for a term of 10 years, to use the Transferred Trademark for an annual licensing fee equal to 1% of Yanglin’s revenue of that year. The license fee and the management fee aforesaid – total of 6% of the revenue of Yanglin- entitled to WFOE are approximately the whole net profit before  tax of Yanglin. Any excess profit in Yanglin will not be distributed as dividend according to the contractual arrangements until WFOE exercises the Exclusive Purchase Option Agreement to acquire all shareholders’ equity interest of Yanglin. If the 6% of licence and management fees exceed the net profit before tax of Yanglin, the amount  the  WFOE  is entitled to receive is limited to the actual annual net profit before tax of Yanglin under the contracts.

According to the exclusive purchase option agreement, the WFOE has the exclusive purchase option to purchase all or part of Yanglin’s shareholders’ equity interest in Yanglin when and as permitted under PRC laws and regulations and any other party has no right to purchase any equity from the shareholders of Yanglin. The agreement provides that, unless otherwise required under PRC laws and regulations, the consideration for the equity transfer or the asset transfer under the agreement will be the lowest price permitted under the PRC laws and regulations (the “Option Price”). Under the loan agreement and the exclusive purchase option agreement, the money received as the Option Price by the shareholders of Yanglin upon execution of the option shall be contributed to Yanglin and used to satisfy the repayment of the Loan, that is, any amount of money received by Yanglin’s shareholders shall be paid back to WFOE as the repayment of Loan on behalf of Yanglin. Therefore, the actual consideration of acquisition of  the direct investment in Yanglin is exactly the amount of the Loan. Under such contractual arrangements, all of assets and equity including any residual profits of Yanglin are totally controlled by WFOE and will be formally captured upon exercise of the exclusive purchase option.

YANGLIN SOYBEAN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007
(Stated in US Dollars)

1.	ORGANIZATION AND PRINCIPAL ACTIVITIES (Continued)

The loan of $17 million to Yanglin is considered as an investment in Yanglin by the Company through a series of contractual arrangements by way of the Loan. As a result of entering into the abovementioned agreements, WFOE  is deemed to control Yanglin as a Variable Interest Entity as required by FASB Interpretation No. 46 (revised December 2003) Consolidation of Variable Interest Entities, and Interpretation of ARB No. 51. The reverse-merger also included an equity financing of $21,500,000 by the issuance of 10,000,000 Series A Convertible Preferred Stock at $2.15 per share to 10 accredited investors.

The Company, through its subsidiaries and Yanglin, (hereinafter, collectively referred to as “the Group”), is now in the business of manufacturing, distribution, and selling of non-genetically modified soybean products, including soybean oil, soybean salad oil, and soybean meal,  throughout the Province of Heilongjiang and other parts of China.

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

The consolidated financial statements, which include the Company and its subsidiaries, are completed in accordance with, and are compliant with, generally accepted accounting principles in the United States of America. All significant inter-company accounts and transactions have been eliminated. The consolidated financial statements include 100% of assets, liabilities, and net income or loss of those wholly-owned subsidiaries.

Name of Company	Place of incorporation	Attributable interest

Faith Winner Investments Ltd	British Virgin Islands	100%

Faith Winner (Jixian) Agriculture Development Company	PRC	100%

Heilongjiang Yanglin Soybean Group Co. Ltd	PRC	100%
*Deemed variable interest entity member

YANGLIN SOYBEAN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007
(Stated in US Dollars)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(c)	Use of estimates

The preparation of the financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.  Management made these estimates using the best information available at the time the estimates were made; however actual results could differ materially from those estimates.

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
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007
(Stated in US Dollars)

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

The costs and related accumulated depreciation of assets sold or otherwise retired are eliminated from the accounts and any gain or loss is included in the statement of income. The cost of maintenance and repairs is charged to income when incurred, whereas significant renewals and betterments are capitalized.

(h)	Accounting for the impairment of long-lived assets

The long-lived assets held and used by the Group are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable. It is reasonably possible that these assets could become impaired as a result of changes in technologies or situation in the industry.  Determination of recoverability of assets to be held and used is done by comparing the carrying amount of an asset to the future net undiscounted cash flows to be generated by the asset.

If such assets are considered to be impaired, the impairment losses to be recognized are measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less estimated costs of disposal.

During the reporting years, there were no impairment losses.

(i)	Inventories

Inventories consist of finished goods, and raw materials, and are stated at the lower of cost or market value. Substantially all inventory costs are determined using the weighted average basis. Finished goods are comprised of direct materials, direct labor and an appropriate proportion of production overheads.

(j)	Trade receivables

Trade receivables are recognized and carried at the original invoice amount less allowance for any uncollectible amounts. An allowance for doubtful accounts is maintained for all customers after considering a variety of factors, including the length of time past due, significant one-time events and the company’s historical experience.  Bad debts are written off as incurred.

YANGLIN SOYBEAN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007
(Stated in US Dollars)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(k)	Cash and cash equivalents

The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.

	2008	2007
Cash on hand	$40,298	$18,362
Industrial And Commercial Bank of China	520	-
Agricultural Development Bank of China	409,323	1,362,651
Agricultural Bank of China	29,903,662	7,829,108
Hongkong and Shanghai Banking Corp.	11,610	-
Total cash and cash equivalents	$30,365,413	$9,210,121

(l)	Foreign currency translation

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

The exchange rates used to translate amounts in RMB into USD for the purposes of preparing the consolidated financial statements were as follows:

	2008	2007
Year end RMB : USD exchange rate	6.8542	7.3141
Average yearly RMB : USD exchange rate	6.9623	7.6172

The RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions.  No representation is made that the RMB amounts could have been, or could be, converted into USD at the rates used in translation.

YANGLIN SOYBEAN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007
(Stated in US Dollars)

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

Cost of sales consists primarily of direct material costs, direct labor cost, direct depreciation and related direct expenses attributable to the production of products.  Write-down of inventory to lower of cost or market value is also reflected in cost of revenues.

(o)	Advertising

The Group expenses all advertising expenses as incurred.  Advertising expenses included in selling expenses were $4,546 and $9,167 for the years ended December 31, 2008 and 2007 respectively.

(p)	Shipping and handling

All shipping and handling costs are expensed as incurred.  The allocation of shipping and handling expenses between selling expenses and general and administrative expenses is shown as follows:

	2008	2007

Selling expenses	$96,997	$75,347
General and administrative expenses	2,653	-
Total shipping and handling expenses	$99,650	$75,347

(q)	Research and development

All research and development costs are expensed as incurred. The research and development costs included in general and administrative expenses were $23,829 and $11,815 for the years ended December 31, 2008, and 2007 respectively.

(r)	Retirement benefits

Retirement benefits in the form of contributions under defined contribution retirement plans to the relevant authorities are charged to the statements of income as incurred. The retirement benefit funds included in general and administrative expenses were $184,006 and $168,535 for the years ended December 31, 2008 and 2007 respectively.

YANGLIN SOYBEAN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007
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
(ii)
Allocations to the “Statutory surplus reserve” of at least 10% of net income after taxation, as determined under PRC accounting rules and regulations, until the fund amounts to 50% of the Company's registered capital, which is restricted for set off against losses, expansion of production and operation or increase in registered capital;

(iii)
Allocations of 5-10% of income after tax, as determined under PRC accounting rules and regulations, to the Company's “Statutory common welfare fund”, which is restricted for capital expenditure for the collective benefits of the Company's employees; and

(iv)	Allocations to the discretionary surplus reserve, if approved in the shareholders’ general meeting.

On December 31, 2001, Heilongjiang Yanglin established a statutory surplus reserve as well as a statutory common welfare fund and commenced to appropriate 10% and 5%, respectively of the PRC net income after taxation to these reserves. The amounts included in the statutory reserves consisted of surplus reserve of $3,752,424 and common welfare fund of $1,876,212 as of December 31, 2008.

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
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007
(Stated in US Dollars)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(v)	Recent accounting pronouncements

In December 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (“SFAS”) No. 160, "Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51”.  SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  As such, the Company is required to adopt these provisions at the beginning of the fiscal year ended December 31, 2009.  The Company is currently evaluating the impact of SFAS 160 on its consolidated financial statements but does not expect it to have a material effect

In December 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (“SFAS”) No. 141(R), "Business Combinations”. SFAS 141(R) establishes principles and requirements for how the acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree, recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141(R) is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. As such, the Company is required to adopt these provisions at the beginning of the fiscal year ended December 31, 2009. The Company is currently evaluating the impact of SFAS 141(R) on its consolidated financial statements but does not expect it to have a material effect.

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
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007
(Stated in US Dollars)

3.	CONCENTRATIONS OF CREDIT RISK AND MAJOR CUSTOMERS

Financial instruments which potentially expose the Group to concentrations of credit risk, consists of cash and accounts receivable as of December 31, 2008 and 2007. The Group performs ongoing evaluations of its cash position and credit evaluations to ensure sound collections and minimize credit losses exposure.

As of December 31, 2008 and 2007, the Group’s bank deposits were all conducted with banks in the PRC where there is currently no rule or regulation mandated on obligatory insurance of bank accounts.

For the years ended December 31, 2008 and 2007, all of the Group’s sales were generated from the PRC. In addition, all accounts receivable as of December 31, 2008 and 2007 also arose in the PRC.

The maximum amount of loss exposure due to credit risk that the Group would bear if the counter parties of the financial instruments failed to perform represents the carrying amount of each financial asset in the balance sheet.

Normally the Group does not require collateral from customers or debtors.

No customer accounted for 10% or more of the Group’s revenue in 2008.

Details of customer account for 10% or more of the Group’s accounts receivable are as follows:

	December 31,
	2008	2007
Customer A	$9,352	$-
Customer B	-	7,927
Customer C	-	7,140

YANGLIN SOYBEAN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007
(Stated in US Dollars)

4.	PLEDGED DEPOSITS

Pledged deposits are restricted cash kept in a trust account maintained in the United States for the purpose of investor and public relation affairs.

5.	TRADE RECEIVABLES, NET

Details of trade receivables are as follows:

	2008	2007

Trade receivables, gross	$9,352	$15,067
Provision for doubtful debts	(1,309)	(1,213)
Net balance at end of year	$8,043	$13,854

All of the above trade receivables are due within 12 months of aging.

An analysis of the allowance for doubtful accounts for the years ended December 31, 2008 and 2007 is as follows:

	2008	2007

Balance at beginning of year	$1,213	$1,689
Addition/(reduction) of bad debt expense	14	(569)
Foreign exchange adjustment	82	93
Balance at end of year	$1,309	$1,213

Allowance was made when collection of the full amount is no longer probable.  Management reviews and adjusts this allowance periodically based on historical experience, current economic climate as well as its evaluation of the collectibility of outstanding accounts. The Group evaluates the credit risks of its customers utilizing historical data and estimations of future performance.

YANGLIN SOYBEAN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007
(Stated in US Dollars)

6.	OTHER RECEIVABLES

Details of other receivables are as follows:

	2008	2007
Advances to employees for purchasing materials	$32,271	$14,108
Advances for traveling	11,417	-
Loans to employees	57,902	9,777
Sundry	13,400	4,011
Balance at end of year	$114,990	$27,896

Loans to employees are unsecured, interest-free, and repayable on demand.

7.	INVENTORIES

Inventories comprise the followings:

	2008	2007

Finished goods	$904,375	$537,360
Raw materials	2,991,959	17,346,292
Balance at end of year	$3,896,334	$17,883,652

YANGLIN SOYBEAN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007
(Stated in US Dollars)

8.	PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment comprise the followings:

	2008	2007
At cost
Building	$5,908,205	$7,060,690
Machinery and equipment	15,826,005	17,900,662
Office equipment	130,512	134,060
Motor vehicles	1,165,410	1,054,995
	$23,030,132	$26,150,407
Less: accumulated depreciation	(7,725,246)	(5,931,919)
	$15,304,886	$20,218,488
Construction in progress	16,225,050	2,344,708
Balance at end of year	$31,529,936	$22,563,196

As of December 31, 2008, building with net book value of $1,239,396 and machinery and equipment with net book value of $6,335,754 of the Company were pledged as collateral under certain loan arrangements. These loans were primarily obtained for general working capital.

Depreciation expense is included in the statement of income and comprehensive income as follows:

	2008	2007

Cost of sales	$1,378,837	$1,686,129
General and administrative expenses	481,239	342,184
Total depreciation expenses	$1,860,076	$2,028,313

Construction in progress mainly comprises capital expenditures for construction of the Group’s corporate campus, including offices, factories and staff dormitories. It represents direct costs of construction and design fees incurred. Capitalization of these costs ceases and the construction in progress is transferred to plant and equipment when substantially all the activities necessary to prepare the assets for their intended use are completed. No depreciation is provided until it is completed and ready for intended use.  There is no capital commitment of these projects as at December 31, 2008.

YANGLIN SOYBEAN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007
(Stated in US Dollars)

9.	INTANGIBLE ASSETS, NET

Intangible assets are as follows:

	2008	2007

Land use rights, at cost	$3,994,597	$3,743,422
Railway use rights, at cost	1,151,125	-
Less: accumulated amortization	(526,006)	(299,341)
Balance at end of year	$4,619,716	$3,444,081

Amortization expenses included in the costs of sales for the years ended December 31, 2008 and 2007 were $85,772 and $78,397, respectively. Amortization expenses included in selling expenses for the years ended December 31, 2008 and 2007 were $117,602 and nil respectively. Total amortization expenses for the years ended December 31, 2008 and 2007 amounted to $203,374 and $78,397 respectively.

As of December 31, 2008, land use rights with net book value of $ 1,293,076 of the Group were pledged as collateral under certain loan arrangements. These loans were primarily obtained for general working capital.

10.	SHORT-TERM BANK LOANS

Short-term bank loans are as follows:

	2008	2007
Loans from Agricultural Development Bank of China, interest rates at 6.66% per annum, due October 29, 2009	$6,711,214	$-

Loans from Agricultural Development Bank of China, interest rates at 7.02% per annum, due August 29, 2008	-	8,203,333

Loans from Agricultural Development Bank of China, interest rates at 7.29% per annum, due November 21, 2008	-	4,101,667

Balance at end of year	$6,711,214	$12,305,000

Interest paid for the years ended December 31, 2008 and 2007 were $771,555 and $415,632, respectively.

YANGLIN SOYBEAN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007
(Stated in US Dollars)

11.	OTHER PAYABLES

Other payables are as follows:

	2008	2007
Due for construction	$670,368	$-
Due for employees	35	10,670
Sundry	13,000	33,710
Balance at end of year	$683,403	$44,380

Due for employees are unsecured, interest-free, and repayable on demand. They are travel and expenses reimbursements.

12.	LONG-TERM BANK LOANS

Long-term bank loans are as follows:

	2008	2007
Loans from Industrial And Commercial Bank of China, interest rates at 9.405% and 8.892% per annum respectively, with various installments, final due October 28, 2016	$489,827	$504,540

Current portion due within one year	(55,149)	(47,433)
	$434,678	$457,107

All of the installments due in 2008 were paid on their due dates.  Interest paid for the years ended December 31, 2008 and 2007 were $48,327 and $42,015, respectively.

The future principal payments under the bank loans as of December 31, 2008 are as follows:

Year	2008

2009	$55,149
2010	61,276
2011	62,443
2012	54,419
2013	59,088
2014	64,194
Thereafter	133,258
Total	$489,827

YANGLIN SOYBEAN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007
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

YANGLIN SOYBEAN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007
(Stated in US Dollars)

13.	PREFERRED STOCK AND WARRANTS (Continued)

Pursuant to the Registration Rights Agreement dated as of October 3, 2007 by and among the Company and certain holders (the Holders), the Company agreed to have a registration statement registering certain of the securities of the Holders declared effective with the Securities and Exchange Commission on or prior to the Effectiveness date defined in the Registration Rights Agreement or pay the liquidated damages.

Although the registration statement has not yet been declared effective, pursuant to a Waiver and Release dated December 31, 2008, the Holders have waived their right to the liquidated damages for the Company’s failure to have the registration statement declared effective on or prior to the Effectiveness date under Registration Rights Agreement.

In exchange for the waiver and release of the liquidated damages, the Company entered into an Agreement dated December 31, 2008 (the Agreement). Under the Agreement, the Company agreed to hire and engage, by February 28, 2009, three (3) independent directors as defined by NASDAQ Rule 4200(a)(15) and who are acceptable to the Holders. Further, the Company shall comply with all of the provisions of NASDAQ Rule 4350 by February 28, 2009. If these requirements are not met, the Company shall pay to each Holder five percent (5%) of its initial investment under the Securities Purchase Agreement by and among the Company and the Holders dated October 3, 2007. On February 27, we signed an addendum to the Agreement with the Holders, which extended the deadline for hiring and engaging three (3) independent directors to March 13, 2009. On March 9, 2009, the Company adopted a form of new Bylaws, appointed three (3) independent directors, established three (3) standing committees under the Board of Directors (audit committee, compensation committee and governance and nominating committee), and approved the articles of the three (3) abovementioned standing committees and the Code of Conduct and Ethics, thus has been compliant with the provisions of NASDAQ Rule 4350. In addition, the Company agreed to effect and announce, no later than June 30, 2009, a change to the Company’s current independent audit firm and engage a new independent audit firm listed as a Top 10 audit firm according to Public Accounting Report’s 2008 Annual Audit Rankings to audit the 2009 financial statements and review the interim financial statements as of June 30, 2009.  If these requirements are not met, the Company shall pay to each Holder ten percent (10%) of its initial investment under the Securities Purchase Agreement. Furthermore, the Company and the Holders agreed to extend the required Effectiveness date of the Company’s Registration Statement filed with the Securities and Exchange Commission to June 30, 2009.

YANGLIN SOYBEAN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007
(Stated in US Dollars)

14.	CAPITALIZATION

As a result of the Group’s reverse-merger on October 3, 2007, the Group’s capital structure has been changed. The number of common stock was 20,000,003 after reverse-merger. The common stock is $20,000 with paid-in capital $38,389,635.

15.	EARNINGS PER SHARE

The calculation of the basic and diluted earnings per share attributable to the common stock holders is based on the following data:

	2008	2007

Net income	$14,380,466	$10,324,028

Beneficial conversion feature on Series A preferred stock	-	(7,988,359)
Net income attributable to common shareholders	$14,380,466	$2,335,669

Earnings:

Earnings for the purpose of basic earnings per share	$14,380,466	$2,335,669

Effect of dilutive potential common stock	-	-
Earnings for the purpose of dilutive earnings per share	$14,380,466	$2,335,669

Number of shares:

Weighted average number of common stock for the purpose of basic earnings per share	20,000,003	19,998,473

Effect of dilutive potential common stock - conversion of convertible preferred stock	9,999,999	9,999,999

Effect of dilutive potential common stock - conversion of warrants	7,757,825	4,004,566
Weighted average number of common stock for the purpose of dilutive earnings per share	37,757,827	34,003,038

Earnings per share

Basic earnings per share	$0.72	$0.12
Dilutive earnings per share	$0.38	$0.07

YANGLIN SOYBEAN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007
(Stated in US Dollars)

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

However, Yanglin has been named as a leading enterprise in the agricultural area and awarded with a tax exemption for the years up to 2009.  After 2009, review is required for the extension of the tax exemption status.

A reconciliation between the income tax computed at the U.S. statutory rate and the Group’s provision for income tax is as follows:

	2008	2007

U.S. statutory rate	34%	34%
Foreign income not recognized in the U.S.	(34)%	(34)%
PRC Enterprise Income Tax	25%	33%
Tax exemption	(25)%	(33)%
Provision for income tax	-	-

(b)	For 2008, the PRC corporate income tax rate was 25%. Heilongjiang Yanglin Soybean Group Co., Ltd are entitled to tax exemptions (tax holidays) for 2008.

Income before income tax expenses of $14,380,466, and $10,324,028 for the years ended December 31, 2008, and 2007 respectively, were attributed to subsidiaries with operations in China. Income tax (benefit) expense related to China income for the years ended December 31, 2008 and 2007 are nil, and nil, respectively.

The combined effects of the income tax expense exemptions and reductions available to the Company for the years ended December 31, 2008, and 2007 are as follows:

	2008	2007

Tax holiday effect	$3,595,117	$3,406,929
Basic net income per share effect	0.18	0.17

(c)	No deferred tax has been provided as there are no material temporary differences arising during the years ended December 31, 2008 and 2007.

YANGLIN SOYBEAN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007
(Stated in US Dollars)

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

The Company operates in one business segment, manufacturing, distribution, and selling of non-genetically modified soybean products, including soybean oil, soybean salad oil, and soybean meal, throughout the Province of Heilongjiang and other parts of China.

For the years ended December 31, 2008 and 2007, the Group’s net sales and cost of sales from these three product types, namely soybean meal, soybean oil and salad oil, are shown as follows:

2008	Soybean	Soybean
	meal	oil	Salad oil	Consolidated

Net sales	$154,526,888	$70,374,106	$25,827,680	$250,728,674
Cost of sales	(141,924,170)	(64,571,952)	(23,342,720)	(229,838,842)
Product result	$12,602,718	$5,802,154	$2,484,960	$20,889,832

2007	Soybean	Soybean
	meal	oil	Salad oil	Consolidated

Net sales	$92,563,442	$47,071,641	$15,571,784	$155,206,867
Cost of sales	(86,654,275)	(42,075,631)	(13,838,752)	(142,568,658)
Product result	$5,909,167	$4,996,010	$1,733,032	$12,638,209

YANGLIN SOYBEAN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007
(Stated in US Dollars)

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

Additionally MHA is also to receive 1% of the issued and outstanding common stock of the Company post-private placement (including the underlying common stock of the Series A Preferred Stock) and warrants to purchase common stock of the Company valued at 5% of the dollar amount of private placement at an exercise price of 140% of the Series A Preferred Stock price. i.e. 500,000 warrants.

The services MHA shall render, pursuant to the MHA Agreement, include initial due diligence on Yanglin, preparing Yanglin’s business plan and assisting in the corporate restructuring and financial documentation. Our incumbent director, Yang Miao is the Managing Director and a shareholder of MHA.

YANGLIN SOYBEAN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007
(Stated in US Dollars)

20.	PARENT-ONLY FINANCIAL STATEMENTS

YANGLIN SOYBEAN INC.

BALANCE SHEET
AS AT DECEMBER 31, 2008, AND 2007
(Stated in US Dollars)

	2008	2007
ASSETS
Current assets
Cash and cash equivalents	$-	$15,472
Pledged deposits	484,000	500,000
Receivables from subsidiaries	17,601,928	17,601,928
Total current assets	$18,085,928	$18,117,400
TOTAL ASSETS	$18,085,928	$18,117,400
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$350	$350
Other payables	13,000	13,000
Accrued liabilities	20,528	712
Total current liabilities	$33,878	$14,062
TOTAL LIABILITIES	$33,878	$14,062

YANGLIN SOYBEAN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007
(Stated in US Dollars)

20.	PARENT-ONLY FINANCIAL STATEMENTS (Continued)

YANGLIN SOYBEAN INC.

BALANCE SHEET (Continued)
AS AT DECEMBER 31, 2008, AND 2007
(Stated in US Dollars)

	2008	2007

STOCKHOLDERS’ EQUITY
Preferred Stock – Series A $0.001 par value, 50,000,000 shares authorized; 9,999,999 shares issued and outstanding as of December 31, 2008 and December 31, 2007	$10,000	$10,000

Common stock - $0.001 par value 100,000,000 shares authorized; 20,000,003 shares issued and outstanding as of December 31, 2008 and December 31, 2007	20,000	20,000
Additional paid-in capital	26,272,194	26,272,194
Statutory reserves
Accumulated losses	(8,250,144)	(8,198,856)
	$18,052,050	$18,103,338
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$18,085,928	$18,117,400

YANGLIN SOYBEAN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007
(Stated in US Dollars)

20.	PARENT-ONLY FINANCIAL STATEMENTS (Continued)

YANGLIN SOYBEAN INC.

STATEMENT OF INCOME AND COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31, 2008, AND 2007
(Stated in US Dollars)

	2008	2007

Net sales	$-	$-
General and administrative expenses	(35,816)	(9,871)
Loss from operation	$(35,816)	$(9,871)
Interest income	-	92
Interest expenses	-	(226)
Other expenses	(15,472)	-
Loss from operations before income taxes	$(51,288)	$(10,005)

Income taxes	-	-
Net loss	$(51,288)	$(10,005)

Beneficial conversion feature on Series A preferred stock	-	(7,988,359)
Net loss attributable to common shareholders	$(51,288)	$(7,998,364)

Foreign currency translation adjustment	-	-
Comprehensive loss	$(51,288)	$(7,998,364)
Basic earnings per share	$0.00	$(0.40)
Diluted earnings per share	$0.00	$(0.24)
Basic weighted average share outstanding	20,000,003	19,998,473
Diluted weighted average share outstanding	37,757,827	34,003,038

(3) Exhibits

The exhibits listed on the Exhibit Index (following the signatures section of this report) are included, or incorporated by reference, in this annual report.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

YANGLIN SOYBEAN, INC
(Registrant)

Dated: April 13, 2009	/s/ Shulin Liu
Shulin Liu

Chief Executive Officer,
Chairman of the Board

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Shulin Liu	Chief Executive Officer,	April 13, 2009
Shulin Liu	Chairman of the Board

/s/ Shaocheng Xu	Chief Financial Officer	April 13, 2009
Shaocheng Xu

/s/ Xiao Feng	Director	April 13, 2009
Xiao Feng

/s/ Zongtai Guo	Director	April 13, 2009
Zongtai Guo

/s/ Michael Marks	Director	April 13, 2009
Michael Marks

/s/ Albert McLelland	Director	April 13, 2009
Albert McLelland

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

10.3
English Translation of Consulting Agreement dated Nov. 2, 2006 between the Company and Mass Harmony Management Ltd. incorporated by reference to exhibit 10.15 to our Registration Statement on Form S-1 (Amendment No. 4) filed with the SEC on February 17, 2009.

10.4	The Consignment Agreements, dated as of September 1, 2007, incorporated by reference to the exhibit of 10.7 to our report on Form 8-k filed with the SEC on October 10, 2007.

10.5	Exclusive Purchase Option Agreement, dated as of September 24, 2007, incorporated by reference to the exhibit of 10.8 to our report on Form 8-k filed with the SEC on October 10, 2007.

10.6	Registered Trademark Transfer Agreement, dated as of September 24, 2007, incorporated by reference to the exhibit of 10.9 to our report on Form 8-k filed with the SEC on October 10, 2007.

10.7	Trademark Licensing Agreement, dated as of September 24, 2007, incorporated by reference to the exhibit of 10.10 to our report on Form 8-k filed with the SEC on October 10, 2007.

10.8	Consigned Management Agreement, dated as of September 24, 2007, incorporated by reference to the exhibit of 10.11 to our report on Form 8-k filed with the SEC on October 10, 2007.

10.9	Loan Agreement, dated as of September 24, 2007, incorporated by reference to the exhibit of 10.12 to our report on Form 8-k filed with the SEC on October 10, 2007.

10.10	Form of soybean purchase contract incorporated by reference to the same number to our report on Form 10-k filed with the SEC on March 31, 2008

10.11	Form of sales contract for soybean product incorporated by reference to the same number to our report on Form 10-k filed with the SEC on March 31, 2008

10.12	Employment Contract-Shulin Liu as of Sept. 24, 2007 incorporated by reference to the same number to our report on Form 10-k filed with the SEC on March 31, 2008.

10.13	Employment Contract-Shaocheng Xu as of Sept. 24, 2007 incorporated by reference to the same number to our report on Form 10-k filed with the SEC on March 31, 2008.

10.14	Employment Contract-Zongtai Guo as of Sept. 24, 2007 incorporated by reference to the same number to our report on Form 10-k filed with the SEC on March 31, 2008.

10.15
Approval of Credit Line from China Agricultural Development Bank  dated October 18, 2008 incorporated by reference to exhibit 10.15 to our Registration Statement on Form S-1 (Amendment No. 4, file No. 333-150822) filed with the SEC on February 17, 2009.

10.16
Agreement among the Company and Vision Opportunity Master Fund, Ltd. and certain other investors dated December 31, 2008  incorporated by reference to exhibit 10.1 to our report on Form 8-K filed with the SEC on February 10, 2009.

10.17
Waiver and Release among the Company and Vision Opportunity Master Fund, Ltd. and certain other investors dated December 31, 2008 incorporated by reference to exhibit 10.2 to our report on Form 8-K filed with the SEC on February 10, 2009.

10.18*	Amendment to Exclusive Purchase Option Agreement, dated as of April 3, 2009

10.19*	Amendment to Consigned Management Agreement, dated as of April 3, 2009

16.1	Letter from the Company to Hatfield, incorporated by reference to the exhibit of the same number to our report on Form 8-k filed with the SEC on October 10, 2007.

16.2	Letter from Hatfield to the SEC, incorporated by reference to the exhibit of the same number to our report on Form 8-k filed with the SEC on October 10, 2007.

16.3	Letter of Samuel H. Wong & Company, LLP, dated February 26, 2008, incorporated by reference to the exhibit of 16.1 to our report on Form 8-k/A filed with the SEC on February 28, 2008.

16.4	Letter of Samuel H. Wong & Company, LLP, dated March 17, 2008, incorporated by reference to the exhibit of 16.1 to our report on Form 8-k/A filed with the SEC on March 28, 2008.

21.1	List of Subsidiaries incorporated by reference to the exhibit of same number to our report on Form 8-k filed with the SEC on October 10, 2007

31.1*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.