Form 10-K/A
period 2008-12-31
Yanglin Soybean, Inc.
filed 2009-05-08
CIK 1368745

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
Amendment No. 1

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number: 01-31937

YANGLIN SOYBEAN, INC.
(Exact name of registrant as specified in its charter)

Nevada	20-4136884
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

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

EXPLANATORY NOTE

 This amendment no. 1 to our annual report on Form 10-K initially filed with the Securities and Exchange Commission (“Commission”) on April 13, 2009 is being filed in response to Commission’s comment letter dated April 21, 2009.

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

A brief summary of the characteristics of each strain of soybean seed is set forth below:

Soybean	Oil Content	Protein Content	Status of Development
“East Nong 42”	19.33%	45% - 46.4%	Completed
“Black Nong 44”	21.56% -22.61%	38.56% -46.69%	Completed
“Yang 02-01” (high oil)	22.3%-22.6%	37.8%-40.2%	Received governmental approval
“Yang 03-02” (high oil)	21.9%-22.7%	37.2%-41.5%	In trial phase
“Yang 03-03” (high protein)	21.7%-22.1%	38.4%-45.9%	In trial phase
“Yang 03-656” (high protein)	19.8%-20.6%	39.7%-45.3%	In trial phase
“Yang 03-149” (high protein)	20.3%-21.9%	41.5%-44.7%	In trail phase

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

We have a system of periodic performance reviews that are conducted annually.

Insurance

We have the following insurance policies:

Description of Policy	Term	Coverage ($)	Premium ($)	Insured
China Pingan Property	July 9,	4,623,476	6,372	The assets of Plant 3
Insurance Co. Ltd.,	2008 to
21900004601010800092	July 9,
2009
China Pingan Property	July 9,	350,150	2,068	The assets of Plant 3
Insurance Co. Ltd.,	2008 to
21900005801100800002	July 9,
2009

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

According to the Exclusive Purchase Option Agreement, Faith Winner (Jixian) (“WFOE”) has the exclusive purchase option to the equity and assets of Yanglin, any other party has no right to purchase any equity from Mr. Shulin Liu and his wife. If Mr. Shulin Liu and his wife breach the Exclusive Purchase Option Agreement to sell the equity, under the Loan Agreement, repayment should be made in its entirety or in part, at WFOE’s option and upon 10 days written notice. Yanglin may choose two ways to repay the debt, either (i) in cash, or (ii) by a transfer of equity interests of Yanglin or all its assets (at the price of $17 million with excess treated as interests on the loan). If Yanglin chooses to repay the debt in cash, it may cause disruption in its operations due to lack of the working capital.

Conflict of interest that exists as a result of Mr. Liu’s role as our chief executive officer and our majority shareholder, and his role as a majority shareholder of Yanglin and therefore Yanglin may not repay the loan which would cause disruption in our business and adversely affect our financial condition and result of  operations.

Mr. Shulin Liu with his wife, Mrs. Huanqin Ding, beneficially own approximately 91% of our common stock through their 100% holding in Winner State (BVI). Mr. Liu is also our chief executive officer.  Mr. Liu with his wife beneficially own approximately 90% of Yanglin’s equity interest.  Thus, there is conflict of interest as a result of Mr. Liu’s role as our chief executive officer and our majority shareholder, and his role as a majority shareholder of Yanglin.  As a consequence, Yanglin may not repay the loan made on September 24, 2007.  Even though we may choose to foreclose on the equity interests of Yanglin or all its assets and become the owner of Yanglin  under Article 1 of the Exclusive Purchase Option Agreement, there is the risk that the equity interests of Yanglin or all its assets will not be sufficient to repay the loan or that we may not be able to foreclose on the equity interests of Yanglin or all its assets at all, which would cause disruption in our business and adversely affect our financial condition and result of operations.

The approval of the China Securities Regulatory Commission, or the CSRC, may be required in connection with this Prospectus under a recently adopted PRC regulation. Any requirement to obtain prior CSRC approval could delay the effectiveness of this Prospectus and a failure to obtain this approval, if required, could have a material adverse effect on the rights of our current and prospective stockholders, and would adversely affect the value of our common stock.

On August 8, 2006, six PRC regulatory agencies, namely, the PRC Ministry of Commerce, the State Assets Supervision and Administration Commission, or SASAC, the State Administration for Taxation, the State Administration for Industry and Commerce, the CSRC and SAFE, jointly adopted the Regulations on Mergers and Acquisitions of Domestic Enterprises by Foreign Investors, or the New M&A Rule, which became effective on September 8, 2006. The New M&A Rule purports to require, among other things, offshore special purpose vehicles, or SPVs, formed for overseas listing purposes through acquisitions of PRC domestic companies and directly or indirectly controlled by PRC companies or individuals to obtain the approval of the CSRC prior to publicly listing their securities on an overseas stock exchange. The application of their new PRC regulation is unclear. On December 14, 2006, the CSRC published a notice on its official website specifying the documents and materials required to be submitted by SPVs seeking CSRC approval of their overseas listings, or the Related Clarification.

However, the CSRC has not promulgated any guidance on the application and acceptance procedures for these matters. If the CSRC or other PRC regulatory authorities subsequently determine that we need to obtain the CSRC’s approval for this offering, we may face sanctions by the CSRC or such other PRC regulatory authorities. In such event, these regulatory authorities may impose fines and penalties on our operations in the PRC, limit our operating privileges in the PRC, require us to divest ourselves of any interests we hold in Yanglin, or take other actions that could have a material adverse effect on our business, financial condition, results of operations, the rights of our current and prospective stockholders, as well as on the value of our common stock.

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

The credit line has the following material terms:

1.
 The term of the credit line is for one year, and the interest rate is 6.93%. subject to adjustment;   The Company/borrower shall purchase insurance for pledged assets, with the Bank as the first beneficiary of insurance proceeds.

2.	The loans borrowed within this credit line can only be used to purchase crops. In Yanglin’s case, the loans can only be used to purchase soybeans.
3.
When Yanglin applies to actually borrow the funds, the Bank shall confirm the conditions and/or circumstances of the loan, and report to the appropriate higher officers within the Bank to verify, examine and approve such applications, before actually releasing any money to Yanglin under the maximum credit line.

4.	When the People’s Bank of China adjusts the interest rate of loans, the Bank has the right and discretion to adjust the interest rate of loans accordingly.
5.	The loans would be secured by Yanglin’s assets, i.e., building, machinery and land use rights.

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

Faith Winner (BVI) entered into a series of agreements with Yanglin and as a result of such arrangements WFOE gained control of all of Yanglin’s assets, management and business as if Yanglin were a wholly-owned subsidiary of WFOE. However, the shareholders of Yanglin, Mr. Shulin Liu with his wife, Mrs. Huanqin Ding, also have effective control over Faith Winner (BVI) and WFOE as our subsidiaries, because they beneficially own approximately 91% of our common stock through their 100% holding in Winner State (BVI) and thus have a controlling interest in us. These contractual arrangements included a loan agreement, a consigned management agreement, two consignment agreements of equity interests, an exclusive purchase option agreement, a registered trademark transfer contract and a trademark licensing agreement. The Consignment Agreement was entered into on September 1, 2007, and the other agreements were all signed on September 24, 2007. The exclusive purchase option agreement and the consigned management agreement were amended as of April 3, 2009.

YANGLIN SOYBEAN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007
(Stated in US Dollars)

1.	ORGANIZATION AND PRINCIPAL ACTIVITIES (Continued)

Pursuant to those agreements, Faith Winner made a loan of $17 million and covenanted to satisfy Yanglin’s working capital in future to Yanglin (the “Loan”). In return, the Company obtained the management control and an exclusive right to acquire all of the equity of Yanglin. The rights of existing shareholders of Yanglin are assigned by the consignment of equity interests to Faith Winner (BVI). The exclusive purchase agreement and the loan agreement restrict both Yanglin and its shareholders from significant decisions including but not limited to any amendments of articles of association or rules of the Company, any change in registered capital, any transfer, mortgage or disposal of Yanglin’s assets or income in a way that would affect WFOE’s security interest, entering any material contract (exceeding RMB5 million in value) and distributing any dividends to the shareholders. Pursuant to the consigned management agreement between WFOE and Yanglin, Yanglin agreed to entrust the business operations of Yanglin and its management to WFOE until WFOE formally acquires all equity or substantially all the assets of Yanglin. Under the consigned management agreement as amended on April 3, 2009, WFOE will provide financial, technical and human resources management services to Yanglin which will enable WFOE to control Yanglin's operations, assets and cash flows. In turn, it will be entitled to 5% of Yanglin’s revenue on a yearly basis.

Under the Registered Trademark Transfer Agreement, Yanglin agreed to transfer to WFOE all of its rights in connection with the two trademarks, including without limitation the title of the trademarks and right to license ( the “Transferred Trademark”) for a purchase price of $1,000,000, which is subject to a purchase price adjustment based on the minimum appraised value on intellectual property (“IP”) rights allowed under PRC laws and regulations for such transfer. Under the Trademark Licensing Agreement, WFOE agreed to grant an exclusive license to Yanglin, for a term of 10 years, to use the Transferred Trademark for an annual licensing fee equal to 1% of Yanglin’s revenue of that year. The license fee and the management fee aforesaid –total of 6% of the revenue of Yanglin-entitled by WFOE are designed to approximate Yanglin’s  annual net profit before tax. Any excess profit in Yanglin will not be distributed as dividend according to the contractual arrangements until WFOE exercises the Option Agreement to acquire all shareholders’ equity interest of Yanglin.

According to the exclusive purchase option agreement, the WFOE has the exclusive purchase option to purchase all or part of Yanglin’s shareholders’ equity interest in Yanglin when and as permitted under PRC laws and regulations and any other party has no right to purchase any equity from the shareholders of Yanglin. The agreement provides that, unless otherwise required under PRC laws and regulations, the consideration for the equity transfer or the asset transfer under the agreement will be $17 million or such greater amount as required by the then applicable Chinese law and regulations (the “Option Price”). Under the loan agreement and the exclusive purchase option agreement, the money received as the Option Price by the shareholders of Yanglin upon execution of the option shall be used to satisfy the repayment of the Loan, that is, any amount of money received by Yanglin’s shareholders shall be paid back to WFOE as the repayment of Loan. Therefore, the actual consideration of the investment in Yanglin is exactly the amount of the Loan. Under such contractual arrangements, all of assets and equity including any residual profits of Yanglin are totally controlled by WFOE and will be formally captured upon exercise of the exclusive purchase option.

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

YANGLIN SOYBEAN INC.

BALANCE SHEETS
AS AT DECEMBER 31, 2008, AND 2007
(Stated in US Dollars)

	2008	2007
ASSETS
Current assets
Cash and cash equivalents	$-	$15,472
Pledged deposits	484,000	500,000
Receivables from subsidiaries (restated)	17,551,928	17,551,928

Total current assets (restated)	$18,035,928	$18,067,400
Investment in a subsidiary (restated)	50,000	50,000

TOTAL ASSETS	$18,085,928	$18,117,400
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$350	$350
Other payables	13,000	13,000
Accrued liabilities	20,528	712

Total current liabilities	$33,878	$14,062
TOTAL LIABILITIES	$33,878	$14,062

YANGLIN SOYBEAN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007
(Stated in US Dollars)

20.	PARENT-ONLY FINANCIAL STATEMENTS (Continued)

YANGLIN SOYBEAN INC.

BALANCE SHEETS (Continued)
AS AT DECEMBER 31, 2008, AND 2007
(Stated in US Dollars)

	2008	2007

STOCKHOLDERS’ EQUITY
Preferred Stock – Series A $0.001 par value, 50,000,000 shares authorized; 9,999,999 shares issued and outstanding as of December 31, 2008 and December 31, 2007	$10,000	$10,000

Common stock - $0.001 par value 100,000,000 shares authorized; 20,000,003 shares issued and outstanding as of December 31, 2008 and December 31, 2007	20,000	20,000
Additional paid-in capital	26,272,194	26,272,194
Statutory reserves
Accumulated losses	(8,250,144)	(8,198,856)

	$18,052,050	$18,103,338

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$18,085,928	18,117,400

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

YANGLIN SOYBEAN, INC
(Registrant)

Dated: May 8, 2009	/s/ Shulin Liu
Shulin Liu

Chief Executive Officer,
Chairman of the Board

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Shulin Liu	Chief Executive Officer,	May 8, 2009
Shulin Liu	Chairman of the Board

/s/ Shaocheng Xu	Chief Financial Officer	May 8, 2009
Shaocheng Xu

/s/ Xiao Feng	Director	May 8, 2009
Xiao Feng

/s/ Zongtai Guo	Director	May 8, 2009
Zongtai Guo

/s/ Michael Marks	Director	May 8, 2009
Michael Marks

/s/ Albert McLelland	Director	May 8, 2009
Albert McLelland

EXHIBIT INDEX

3.1	Restated Articles of Incorporation incorporated by reference to the exhibit of the same number to our registration statement on Form S-1 filed with the SEC on May 12, 2008.

3.2	Restated Bylaws incorporated by reference to the exhibit of the same number to our report on Form 8-K filed with the SEC on March 12, 2009.

3.3	Specimen of Common Stock certificate incorporated by reference to the exhibit of the same number to our report on Form 8-k filed with the SEC on October 10, 2007.

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

10.18	Amendment to Exclusive Purchase Option Agreement, dated as of April 3, 2009

10.19	Amendment to Consigned Management Agreement, dated as of April 3, 2009

16.1	Letter from the Company to Hatfield, incorporated by reference to the exhibit of the same number to our report on Form 8-k filed with the SEC on October 10, 2007.

16.2	Letter from Hatfield to the SEC, incorporated by reference to the exhibit of the same number to our report on Form 8-k filed with the SEC on October 10, 2007.

16.3	Letter of Samuel H. Wong & Company, LLP, dated February 26, 2008, incorporated by reference to the exhibit of 16.1 to our report on Form 8-k/A filed with the SEC on February 28, 2008.

16.4	Letter of Samuel H. Wong & Company, LLP, dated March 17, 2008, incorporated by reference to the exhibit of 16.1 to our report on Form 8-k/A filed with the SEC on March 28, 2008.

21.1	List of Subsidiaries incorporated by reference to the exhibit of same number to our report on Form 8-k filed with the SEC on October 10, 2007

31.1*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.