Form 10-Q
period 2009-03-31
Yanglin Soybean, Inc.
filed 2009-05-15
CIK 1368745

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definitions of “accelerated filer”, “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller Reporting Company ☒
(Do not check if a Smaller Reporting Company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares of Common Stock outstanding on May 14, 2009 was 20,000,003 shares.

Yanglin Soybean, Inc.

See the accompanying notes to the condensed consolidated financial statements

ITEM 1—FINANCIAL STATEMENTS

YANGLIN SOYBEAN INC.

CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008
 (Stated in US dollars) (Unaudited)

YANGLIN SOYBEAN INC.

ALBERT WONG & CO.
CERTIFIED PUBLIC ACCOUNTANTS
7th Floor, Nan Dao Commercial Building
359-361 Queen’s Road Central
Hong Kong
Tel : 2851 7954
Fax: 2545 4086

ALBERT WONG
B.Soc., Sc., ACA., LL.B.,
CPA(Practising)

To:	The board of directors and stockholders of
Yanglin Soybean Inc.

Report of Independent Registered Public Accounting Firm

We have reviewed the accompanying interim consolidated balance sheets of Yanglin Soybean Inc. as of March 31, 2009 and 2008, and the related consolidated statements of income, stockholders’ equity and cash flows statement for the three-month period then ended, in accordance with the standards of the Public Company Accounting Oversight Board (United States). All information included in these financial statements is the representation of the management of Yanglin Soybean Inc.

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

Hong Kong, China	Albert Wong & Co
May 14, 2009	Certified Public Accountants

YANGLIN SOYBEAN INC.

CONSOLIDATED BALANCE SHEETS
AS AT MARCH 31, 2009, AND DECEMBER 31, 2008
(Stated in US Dollars)

	Notes	March 31, 2009	December 31, 2008
		(unaudited)	(audited)
ASSETS
Current assets
Cash and cash equivalents	2(k)	$33,180,175	$30,365,413
Pledged deposits	4	484,000	484,000
Trade receivables, net	2(j)&5	8,053	8,043
Inventories	2(i)&7	6,310,433	3,896,334
Advances to suppliers		7,405,610	10,597,701
Prepaid VAT and other taxes		1,983,067	920,083
Other receivables	6	43,394	114,990

Total current assets		$49,414,732	$46,386,564
Property, plant and equipment, net	2(g)&8	30,566,502	31,529,936
Intangible assets, net	2(e),(f)&9	4,571,091	4,619,716
Prepaid deposits for equipment and construction		-	13,021

TOTAL ASSETS		$84,552,325	$82,549,237

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Short-term bank loans	10	$10,663,784	$6,711,214
Current portion of long-term bank loans	12	55,240	55,149
Accounts payable		4,461	13,753
Other payables	11	840,636	683,403
Customers deposits		1,233,626	1,187,582
Accrued liabilities		622,328	591,979

Total current liabilities		$13,420,075	$9,243,080
Long-term liabilities
Long-term bank loans	12	421,325	434,678

TOTAL LIABILITIES		$13,841,400	$9,677,758

See notes to consolidated financial statements

YANGLIN SOYBEAN INC.

CONSOLIDATED BALANCE SHEETS (Continued)
AS AT MARCH 31, 2009, AND DECEMBER 31, 2008
(Stated in US Dollars)

	Notes	March 31, 2009	December 31, 2008
		(unaudited)	(audited)
STOCKHOLDERS’ EQUITY

Preferred stock – Series A $0.001 par value, 50,000,000 shares authorized; 9,999,999 shares issued and outstanding as of March 31, 2009and December 31, 2008	13	$10,000	$10,000

Common stock - $0.001 par value 100,000,000 shares authorized;20,000,003 shares issued and outstanding as of March 31, 2009and December 31, 2008	14	20,000	20,000
Additional paid-in capital	14	38,389,635	38,389,635
Statutory reserves	2(t)	5,628,636	5,628,636
Retained earnings		19,413,325	21,664,524
Accumulated other comprehensive income	2(u)	7,249,329	7,158,684

		$70,710,925	$72,871,479

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY		$84,552,325	$82,549,237

See notes to consolidated financial statements

YANGLIN SOYBEAN INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2009, AND 2008
(Stated in US Dollars) (unaudited)

	Notes	2009	2008

Net sales	2(m)&18	$43,032,326	65,275,858
Cost of sales	2(n)&18	(44,174,348)	(58,438,980)

Gross (loss)/profit		$(1,142,022)	6,836,878

Selling expenses		(69,246)	(54,425)
General and administrative expenses		(1,018,180)	(692,812)

(Loss)/income from operation		$(2,229,448)	6,089,641
Interest income		71,725	18,284
Interest expenses		(93,505)	(248,923)
Other income		29	-
(Loss)/income from operations before income taxes		$(2,251,199)	5,859,002

Income taxes	2(s)&16	-	-

Net (loss)/income attributable to common shareholders		$(2,251,199)	5,859,002

Foreign currency translation adjustment		90,645	2,402,012
Comprehensive income		$(2,160,554)	8,261,014
Basic earnings per share	15	$(0.11)	0.29
Diluted earnings per share	15	$(0.06)	0.17
Basic weighted average share outstanding	15	20,000,003	20,000,003
Diluted weighted average share outstanding	15	36,522,038	34,790,205

See notes to consolidated financial statements

YANGLIN SOYBEAN INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEAR ENDED DECEMBER 31, 2008 AND THREE-MONTHS ENDED
MARCH 31, 2009
(Stated in US Dollars) (unaudited)

							Accumulated
	Common stock			Additional			other
	Number		Preferred	paid-in	Statutory	Retained	comprehensive
	of share	Amount	stock	capital	reserves	earnings	income	Total

Bal., 1/1/2008	20,000,003	$20,000	10,000	38,389,635	3,490,834	9,421,860	3,355,470	54,687,799
Net income	-	-	-	-	-	14,380,466	-	14,380,466
Appropriations to surplus reserves	-	-	-	-	2,137,802	(2,137,802)	-	-
Foreign currency adjustment	-	-	-	-	-	-	3,803,214	3,803,214

Bal., 12/31/2008	20,000,003	$20,000	10,000	38,389,635	5,628,636	21,664,524	7,158,684	72,871,479

Bal., 1/1/2009	20,000,003	$20,000	10,000	38,389,635	5,628,636	21,664,524	7,158,684	72,871,479
Net loss	-	-	-	-	-	(2,251,199)	-	(2,251,199)
Appropriations to surplus reserves	-	-	-	-	-	-	-	-
Foreign currency Adjustment	-	-	-	-	-	-	90,645	90,645

Bal., 3/31/2009	20,000,003	$20,000	10,000	38,389,635	5,628,636	19,413,325	7,249,329	70,710,925

See notes to consolidated financial statements

YANGLIN SOYBEAN INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008
(Stated in US Dollars) (unaudited)

	Three months ended March 31,
	2009	2008
Cash flows from operating activities
Net (loss)/income	$(2,251,199)	$5,859,002
Depreciation	983,446	440,587
Amortization	54,420	41,362
Loss on disposal of property, plant and equipment	229,912	43,196

Adjustments to reconcile net income to net cash (used in)/provided by operating activities:
Accounts receivable	-	14,122
Inventories	(2,408,856)	(2,649,766)
Advances to suppliers	3,204,941	(2,655,383)
Amounts due to construction	-	(227,975)
Prepaid VAT and other taxes	(1,061,674)	(382,049)
Other receivables	71,730	623,257
Accounts payable	(9,308)	(2,232)
Other payables	156,368	(761,119)
Customers deposits	44,546	462,853
Accrued liabilities	29,631	5,024
Net cash (used in)/provided by operating activities	$(956,043)	$810,879

Cash flows from investing activities
Payment of plant and equipment	(197,424)	-
Decrease of construction in progress	-	173,331
Net cash (used in)/provided by investing activities	$(197,424)	$173,331

Cash flows from financing activities
Bank borrowings	6,572,615	-
Bank loan repayments	(2,642,921)	(11,233)
Net cash provided by/(used in) financing activities	$3,929,694	$(11,233)

Net cash and cash equivalents sourced	2,776,227	972,977
Effect of foreign currency translation on cash and cash equivalents	38,535	515,299
Cash and cash equivalents–beginning of year	30,365,413	9,210,021
Cash and cash equivalents–end of year	$33,180,175	$10,698,297

Supplementary cash flow information:
Interest received	$71,725	$18,284
Interest paid	93,505	248,923

See notes to consolidated financial statements

YANGLIN SOYBEAN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008
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

Faith Winner (BVI) and WFOE entered into a series of agreements respectively with Yanglin and as a result of such arrangements WFOE gained control of all of Yanglin’s assets, management and business as if Yanglin were a wholly-owned subsidiary of WFOE. These contractual arrangements included a loan agreement, a consigned management agreement, two consignment agreements of equity interests, an exclusive purchase option agreement, a registered trademark transfer contract and a trademark licensing agreement. The Consignment Agreements were entered into on September 1, 2007, and the other agreements were all signed on September 24, 2007. The exclusive purchase option agreement and the consigned management agreement were amended as of April 3, 2009.

YANGLIN SOYBEAN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008
(Stated in US Dollars) (Unaudited)

1.	ORGANIZATION AND PRINCIPAL ACTIVITIES (Continued)

Pursuant to those agreements, WFOE made a loan of $17 million and covenanted to satisfy Yanglin’s working capital in future to Yanglin (the “Loan”). In return, the Company obtained the management control and an exclusive right to acquire all of the equity of Yanglin. The rights of existing shareholders of Yanglin are assigned by the consignment of equity interests to Faith Winner (BVI). The exclusive purchase agreement and the loan agreement restrict both Yanglin and its shareholders from significant decisions including but not limited to any amendments of articles of association or rules of the Company, any change in registered capital, any transfer, mortgage or disposal of Yanglin’s assets or income in a way that would affect WFOE’s security interest, entering any material contract (exceeding RMB5 million in value) and distributing any dividends to the shareholders. Pursuant to the consigned management agreement between WFOE and Yanglin, Yanglin agreed to entrust the business operations of Yanglin and its management to WFOE until WFOE formally acquires all equity or substantially all the assets of Yanglin. Under the consigned management agreement as amended on April 3, 2009, WFOE will provide financial, technical and human resources management services to Yanglin which will enable WFOE to control Yanglin's operations, assets and cash flows. In turn, it will be entitled to 5% of Yanglin’s revenue on a yearly basis.

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
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008
(Stated in US Dollars) (Unaudited)

1.	ORGANIZATION AND PRINCIPAL ACTIVITIES (Continued)

The loan of $17 million to Yanglin is considered as an investment in Yanglin by the Company through a series of contractual arrangements by way of the Loan. As a result of entering into the abovementioned agreements, WFOE  should be deemed to control Yanglin as a Variable Interest Entity as required by FASB Interpretation No. 46 (revised December 2003) Consolidation of Variable Interest Entities, and Interpretation of ARB No. 51. The reverse-merger also included an equity financing of $21,500,000 by the issuance of 10,000,000 Series A Convertible Preferred Stock at $2.15 per share to 10 accredited investors.

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
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008
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
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008
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

YANGLIN SOYBEAN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008
(Stated in US Dollars) (Unaudited)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(k)	Cash and cash equivalents

The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.

	March 31, 2009	March 31, 2008
Cash on hand	$101,052	$18,140
Industrial And Commercial Bank of China	521	-
Agricultural Development Bank of China	567,405	705,761
Agricultural Bank of China	32,499,587	9,974,396
Hongkong and Shanghai Banking Corp.	11,610	-
Total cash and cash equivalents	$33,180,175	$10,698,297

(l)	Foreign currency translation

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

The exchange rates used to translate amounts in RMB into USD for the purposes of preparing the consolidated financial statements were as follows:

	March 31, 2009	December 31, 2008	March 31, 2008
Twelve months ended	-	6.8542	-
RMB : USD exchange rate
Three months ended	6.8456	-	7.0222
RMB : USD exchange rate
Average three months ended	6.8466	-	7.1757
RMB : USD exchange rate

The RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions.  No representation is made that the RMB amounts could have been, or could be, converted into USD at the rates used in translation.

YANGLIN SOYBEAN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008
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

The Group expenses all advertising expenses as incurred.  Advertising expenses included in selling expenses were nil and $4,132 for the three months ended March 31, 2009 and 2008 respectively.

(p)	Shipping and handling

All shipping and handling costs are expensed as incurred.  The allocation of shipping and handling expenses between selling expenses and general and administrative expenses is shown as follows:

	Three months ended March 31, 2009	Three months ended March 31, 2008

Selling expenses	$22,304	$23,607
General and administrative expenses	-	2,574

Total shipping and handling expenses	$22,304	$26,181

(q)	Research and development

All research and development costs are expensed as incurred. The research and development costs included in general and administrative expenses were $2,376 and $4,596 for the three months ended March 31, 2009, and 2008 respectively.

(r)	Retirement benefits

Retirement benefits in the form of contributions under defined contribution retirement plans to the relevant authorities are charged to the statements of income as incurred. The retirement benefit funds included in general and administrative expenses were $25,883 and $48,246 for the three months ended March 31, 2009, and 2008 respectively.

YANGLIN SOYBEAN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008
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

(iii)	Allocations to the discretionary surplus reserve, if approved in the shareholders’ general meeting.

On December 31, 2001, Heilongjiang Yanglin established a statutory surplus reserve as well as a statutory common welfare fund and commenced to appropriate 10% and 5%, respectively of the PRC net income after taxation to these reserves. The amounts included in the statutory reserves consisted of surplus reserve of $ 3,752,424 and common welfare fund of $1,876,212 as of March 31, 2009.

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

YANGLIN SOYBEAN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008
(Stated in US Dollars) (Unaudited)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(v)	Recent accounting pronouncements

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

In April 2008, the FASB issued FASB Staff Position (FSP) FAS 142-3, Determination of the Useful Life of Intangible Assets, which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets. This Staff Position is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. Application of this FSP is not currently applicable to the Company as the Company’s intangible assets consist of land used rights which has a fixed useful life of 47 years.

In May 2008, the FASB issued SFAS No. 163, Accounting for Financial Guarantee Insurance Contracts, an interpretation of FASB Statement No. 60 (SFAS 163).  This statement clarifies accounting for financial guarantee insurance contracts by insurance enterprises under FASB Statement No. 60, Accounting and Reporting by Insurance Enterprises.  SFAS 163 is effective for fiscal years and interim periods within those years, beginning after December 15, 2008.  As the Company does not issue financial guarantee insurance contracts, it does not expect the adoption of this standard to have an effect on its financial position or results of operations.

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
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008
(Stated in US Dollars) (Unaudited)

3.	CONCENTRATIONS OF CREDIT RISK AND MAJOR CUSTOMERS

Financial instruments which potentially expose the Group to concentrations of credit risk, consists of cash and accounts receivable as of March 31, 2009 and December 31, 2008. The Group performs ongoing evaluations of its cash position and credit evaluations to ensure sound collections and minimize credit losses exposure.

As of March 31, 2009 and December 31, 2008, the Group’s bank deposits were all conducted with banks in the PRC where there is currently no rule or regulation mandated on obligatory insurance of bank accounts.

For the three months ended March 31, 2009 and 2008, all of the Group’s sales were generated from the PRC. In addition, all accounts receivable as of March 31, 2009 and December 31, 2008 also arose in the PRC.

The maximum amount of loss exposure due to credit risk that the Group would bear if the counter parties of the financial instruments failed to perform represents the carrying amount of each financial asset in the balance sheet.

Normally the Group does not require collateral from customers or debtors.

No customer accounted for 10% or more of the Group’s revenue in the three months ended March 31, 2009 and 2008 respectively.

For the three months ended March 31, 2009 and year ended December 31, 2008, the customer account for 10% or more of the Group’s accounts receivable are as follows:

	March 31, 2009	December 31, 2008
Customer A	9,364	9,352

YANGLIN SOYBEAN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008
(Stated in US Dollars) (Unaudited)

4.	PLEDGED DEPOSITS

Pledged deposits are restricted cash kept in a trust account maintained in the United States for the purpose of investor and public relation affairs.

5.	TRADE RECEIVABLES, NET

Details of trade receivables are as follows:

	March 31, 2009	December 31, 2008

Trade receivables, gross	$9,364	$9,352
Provision for doubtful debts	(1,311)	(1,309)
Net balance at end of period/year	$8,053	$8,043

All of the above trade receivables are due within 12 months of aging.

An analysis of the allowance for doubtful accounts for the three months ended March 31, 2009 and year ended December 31, 2008 is as follows:

	March 31, 2009	December 31, 2008

Balance at beginning of period/year	$1,309	$1,213
Addition of bad debt expense	-	14
Foreign exchange adjustment	2	82
Balance at end of period/year	$1,311	$1,309

An allowance was made when collection of the full amount is no longer probable.  Management reviews and adjusts this allowance periodically based on historical experience, current economic climate as well as its evaluation of the collectibility of outstanding accounts. The Group evaluates the credit risks of its customers utilizing historical data and estimations of future performance.

YANGLIN SOYBEAN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008
(Stated in US Dollars) (Unaudited)

6.	OTHER RECEIVABLES

Details of other receivables are as follows:

	March 31, 2009	December 31, 2008
Advances to employees for purchasing materials	$32,780	$32,271
Advances for traveling	4,735	11,417
Loans to employees	-	57,902
Sundry	5,879	13,400
Balance at end of period/year	$43,394	$114,990

Loans to employees are unsecured, interest-free, and repayable on demand.

7.	INVENTORIES

Inventories comprise the following:

	March 31, 2009	December 31, 2008

Finished goods	$699,986	$904,375
Raw materials	5,610,447	2,991,959
Balance at end of period/year	$6,310,433	$3,896,334

As of March 31, 2009, raw materials with book value of $4,011,628 and finished goods with book value of $ 372,648 of the Group were pledged as collateral under certain loan arrangements. These loans were primarily obtained for general working capital.

YANGLIN SOYBEAN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008
(Stated in US Dollars) (Unaudited)

8.	PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment comprise the followings:

	March 31, 2009	December 31, 2008

At cost
Building	$9,297,179	$5,908,205
Machinery and equipment	28,671,508	15,826,005
Office equipment	130,676	130,512
Motor vehicles	1,166,874	1,165,410

	$39,266,237	$23,030,132
Less: accumulated depreciation	(8,699,735)	(7,725,246)

	$30,566,502	$15,304,886
Construction in progress	-	16,225,050

Balance at end of period/year	$30,566,502	$31,529,936

As of March 31, 2009, building with net book value of $ 1,222,561 and machinery and equipment with net book value of $ 5,993,638 of the Group were pledged as collateral under certain loan arrangements. These loans were primarily obtained for general working capital.

Depreciation expense is included in the statement of income and comprehensive income as follows:

	Three months ended March 31, 2009	Three months ended March 31, 2008

Cost of sales	$593,997	$301,852
General and administrative expenses	389,449	138,735
Total depreciation expenses	$983,446	$440,587

Construction in progress mainly comprises capital expenditures for construction of the Group’s corporate campus, including offices, factories and staff dormitories. It represents direct costs of construction and design fees incurred. Capitalization of these costs ceases and the construction in progress is transferred to plant and equipment when substantially all the activities necessary to prepare the assets for their intended use are completed. No depreciation is provided until it is completed and ready for intended use.  There is no capital commitment of these projects as at March 31, 2009.

YANGLIN SOYBEAN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008
(Stated in US Dollars) (Unaudited)

9.	INTANGIBLE ASSETS, NET

Intangible assets are as follows:

	March 31, 2009	December 31, 2008

Land use rights, at cost	$3,999,615	$3,994,597
Railway use rights, at cost	1,152,571	1,151,125
Less: accumulated amortization	(581,095)	(526,006)
Balance at end of period/year	$4,571,091	$4,619,716

Amortization expenses are included in the statement of income and comprehensive income as follows:

	Three months ended March 31, 2009	Three months ended March 31, 2008

Cost of sales	$21,805	$20,805
General and administrative expenses	32,615	20,557
Total amortization expenses	$54,420	$41,362

As of March 31, 2009, land use rights with net book value of $1,283,307 of the Group were pledged as collateral under certain loan arrangements. These loans were primarily obtained for general working capital.

YANGLIN SOYBEAN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008
(Stated in US Dollars) (Unaudited)

10.	SHORT-TERM BANK LOANS

Short-term bank loans are as follows:

	March 31, 2009	December 31, 2008

Loans from Agricultural Development
Bank of China, interest rates at 5.31%-6.66%
per annum, due October 29, 2009	$4,090,218	$6,711,214

Loans from Agricultural Development
Bank of China, interest rates at 5.31%
per annum, due October 9, 2009	2,191,189	-

Loans from Agricultural Development
Bank of China, interest rates at 5.31%
per annum, due October 10, 2009	1,460,792	-

Loans from Agricultural Development
Bank of China, interest rates at 5.31%
per annum, due October 10, 2009	2,921,585	-

Balance at end of period/year	$10,663,784	$6,711,214

Interest paid for the three months ended March 31, 2009 and 2008 were $84,659 and $236,831, respectively.

YANGLIN SOYBEAN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008
(Stated in US Dollars) (Unaudited)

11.	OTHER PAYABLES

Other payables are as follows:

	March 31, 2009	December 31, 2008
Due for construction	$823,379	$670,368
Due for employees	4,257	35
Sundry	13,000	13,000

Balance at end of period/year	$840,636	$683,403

Due for employees are unsecured, interest-free, and repayable on demand. They are travel and expenses reimbursements.

12.	LONG-TERM BANK LOANS

Long-term bank loans are as follows:

	March 31, 2009	December 31, 2008
Loans from Industrial And Commercial
Bank of China, interest rates at 7.722%
and 9.405% per annum respectively,
with various installments, final
due October 28, 2016	$476,565	$489,827

Current portion due within one year	(55,240)	(55,149)

Balance at end of period/year	$421,325	$434,678

All of the installments due in 2008 were paid on their due dates.  Interest paid for the three months ended March 31, 2009 and 2008 were $8,845 and $12,092, respectively.

The future principal payments under the bank loans as of March 31, 2009 are as follows:

Year
2009	$55,240
2010	58,254
2011	62,041
2012	65,828
2013	69,613
2014	73,400
Thereafter	92,189
Total	$476,565

YANGLIN SOYBEAN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008
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
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008
(Stated in US Dollars) (Unaudited)

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
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008
(Stated in US Dollars) (Unaudited)

14.	CAPITALIZATION

As a result of the Group’s reverse-merger on October 3, 2007, the Group’s capital structure has been changed. The number of common stock was 20,000,003 after reverse-merger. The common stock is $20,000 with paid-in capital $38,389,635.

15.	EARNINGS PER SHARE

The calculation of the basic and diluted earnings per share attributable to the common stock holders is based on the following data:

	Three months ended March 31,
	2009	2008

Net (loss)/income	$(2,251,199)	$5,859,002

Beneficial conversion feature on Series A preferred stock	-	-
Net (loss)/income attributable to common shareholders	$(2,251,199)	$5,859,002

Earnings:

Earnings for the purpose of basic earnings per share	$(2,251,199)	$5,859,002

Effect of dilutive potential common stock	-	-
Earnings for the purpose of dilutive earnings per share	$(2,251,199)	$5,859,002

Number of shares:

Weighted average number of common stock for the purpose of basic earnings per share	20,000,003	20,000,003

Effect of dilutive potential common stock - conversion of convertible preferred stock	9,999,999	9,999,999

Effect of dilutive potential common stock - conversion of warrants	6,522,036	4,790,203
Weighted average number of common stock for the purpose of dilutive earningsper share	36,522,038	34,790,205

Earnings per share

Basic earnings per share	$(0.11)	$0.29
Dilutive earnings per share	$(0.06)	$0.17

YANGLIN SOYBEAN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008
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

A reconciliation between the income tax computed at the U.S. statutory rate and the Group’s provision for income tax is as follows:

	2009	2008

U.S. statutory rate	34%	34%
Foreign income not recognized in the U.S.	(34)%	(34)%
PRC Enterprise Income Tax	25%	25%
Tax exemption	(25)%	(25)%

Provision for income tax	-	-

(b)	For 2008 and 2009, the PRC corporate income tax rate was 25%. Heilongjiang Yanglin Soybean Group Co., Ltd is entitled to tax exemptions (tax holidays) for 2008 and till the end of 2009.

(Loss)/income before income tax expenses of $(2,251,199), and $5,859,002 for the three months ended March 31, 2009, and 2008 respectively, were attributed to subsidiaries with operations in China. Income tax (benefit) expense related to China income for the three months ended March 31, 2009 and 2008 are nil, and nil, respectively.

The combined effects of the income tax expense exemptions and reductions available to the Company for the years ended March 31, 2009, and 2008 are as follows:

	Three months ended March 31,
	2009	2008

Tax holiday effect	$-	$1,935,639
Basic net income per share effect	-	0.10

(c)	No deferred tax has been provided as there are no material temporary differences arising during the three months ended March 31, 2009 and 2008.

YANGLIN SOYBEAN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008
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

For the three months ended March 31, 2009 and 2008, the Group’s net sales and cost of sales from these three product types, namely soybean meal, soybean oil and salad oil, are shown as follows:

For the three months ended March 31, 2009
2009	Soybean	Soybean
	meal	oil	Salad oil	Consolidated

Net sales	$29,515,153	$11,594,584	$1,922,589	$43,032,326
Cost of sales	(30,115,761)	(12,088,009)	(1,970,578)	(44,174,348)
Product result	$(600,608)	$(493,425)	$(47,989)	$(1,142,022)

For the three months ended March 31, 2008
2008	Soybean	Soybean
	meal	oil	Salad oil	Consolidated

Net sales	$37,875,995	$19,962,842	$7,437,021	$65,275,858
Cost of sales	(34,945,118)	(17,120,390)	(6,373,472)	(58,438,980)
Product result	$2,930,877	$2,842,452	$1,063,549	$6,836,878

YANGLIN SOYBEAN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008
(Stated in US Dollars) (Unaudited)

19.	RELATED PARTIES TRANSACTIONS

The following material transactions with related companies, in the opinion of the directors, during the periods were opinion of the directors, carried out in the ordinary course of business and on normal commercial terms:

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

On November 2, 2006, Yanglin entered into a Financial Consulting Agreement (the “MHA Agreement”) with Mass Harmony Asset Management Limited (“MHA”). Pursuant to the MHA Agreement, Yanglin has paid MHA an aggregate of RMB 300,000 (approximately US$ 39,891), half of which was paid within five business days upon the execution of the MHA Agreement, and the balance was paid within five business days after the closing of a reverse merger.

Additionally MHA has also received 1% of the issued and outstanding common stock of the Company post-private placement (including the underlying common stock of the Series A Preferred Stock) and warrants to purchase common stock of the Company valued at 5% of the dollar amount of private placement at an exercise price of 140% of the Series A Preferred Stock price. i.e. 500,000 warrants.

The services MHA has rendered, pursuant to the MHA Agreement, include initial due diligence on Yanglin, preparing Yanglin’s business plan and assisting in the corporate restructuring and financial documentation. Our former director, Yang Miao, who has resigned recently, is the Managing Director and a shareholder of MHA.

YANGLIN SOYBEAN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008
(Stated in US Dollars) (Unaudited)

20.	PARENT-ONLY FINANCIAL STATEMENTS

YANGLIN SOYBEAN INC.

BALANCE SHEETS
AS AT MARCH 31, 2009 AND DECEMBER 31, 2008
(Stated in US Dollars)

	March 31, 2009	December 31, 2008
	(Unaudited)	(Audited)
ASSETS
Current assets
Pledged deposits	$484,000	$484,000
Receivables from subsidiaries (restated)	17,551,928	17,551,928

Total current assets (restated)	$18,035,928	$18,035,928
Investment in a subsidiary (restated)	50,000	50,000

TOTAL ASSETS	$18,085,928	$18,085,928

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$350	$350
Other payables	13,000	13,000
Accrued liabilities	47,390	20,528

Total current liabilities	$60,740	$33,878

TOTAL LIABILITIES	$60,740	$33,878

YANGLIN SOYBEAN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008
(Stated in US Dollars) (Unaudited)

20.	PARENT-ONLY FINANCIAL STATEMENTS (Continued)

YANGLIN SOYBEAN INC.

BALANCE SHEETS (Continued)
AS AT MARCH 31, 2009 AND DECEMBER 31, 2008
(Stated in US Dollars)

	March 31, 2009	December 31, 2008
	(Unaudited)	(Audited)
STOCKHOLDERS’ EQUITY
Preferred stock – Series A $0.001 par value, 50,000,000 shares authorized; 9,999,999 shares issued and outstanding as of March 31, 2009and December 31, 2008	$10,000	$10,000

Common stock - $0.001 par value 100,000,000 shares authorized;20,000,003 shares issued and outstanding as of March 31, 2009 and December 31, 2008	20,000	20,000
Additional paid-in capital	26,272,194	26,272,194
Statutory reserves
Accumulated losses	(8,277,006)	(8,250,144)

	$18,025,188	$18,052,050

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$18,085,928	$18,085,928

YANGLIN SOYBEAN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008
(Stated in US Dollars) (Unaudited)

20.  PARENT-ONLY FINANCIAL STATEMENTS (Continued)

YANGLIN SOYBEAN INC.

STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2009, AND 2008
(Stated in US Dollars) (Unaudited)

	2009	2008

Net sales	$-	$-
General and administrative expenses	(26,862)	(12,000)

Loss from operation	$(26,862)	$(12,000)

Income taxes	-	-

Net loss attributable to common
shareholders	$(26,862)	$(12,000)

Foreign currency translation adjustment	-	-

Comprehensive loss	$(26,862)	(12,000)

Basic earnings per share	$0.00	$0.00

Diluted earnings per share	$0.00	$0.00

Basic weighted average share outstanding	20,000,003	20,000,003

Diluted weighted average share outstanding	36,522,038	34,790,205

ITEM 2-MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with our audited consolidated financial statements and the notes to those financial statements appearing elsewhere in this Form 10-Q. This discussion contains forward-looking statements that involve significant risks and uncertainties. As a result of many factors, such as those set forth under "Forward Looking Statements" and elsewhere in this Form 10-Q, our actual results may differ materially from those anticipated in these forward-looking statements.

Company Overview

We are a leading non-genetically modified (non-GM) soybean processor in the PRC. We currently manufacture ordinary soybean oil, salad oil and soybean meal in bulk package, which are sold throughout China to our customers directly or through distributors. Most of our customers (approximately 80)% are located in Northern China.

Our manufacturing process includes sifting, crushing, heating and pressing soybeans, extracting and separating oil from crushed soybeans, and cleansing, hydrating and packaging of oil as well as drying and packaging soybean meal. Currently, our main products include ordinary soybean oil, salad oil and soybean meal. We plan to broaden our product line to include high end products such as squeezed oil, powdered soy oil and protein concentrates, textured protein and defatted soybean powder, while greatly enlarging the production capacity of salad oil. We installed equipment for manufacturing squeezed oil and expanded the production line for salad oil and have started production of these products at the end of 2007. The production facilities for powdered soy oil have been built and are now in the trial production and “debugging” phase. The pilot production of protein concentrates began in late 2008, with small quantities of commercial grade products provided to customers. Defatted soy powder will be launched in 2009, and the production line of textured protein will also be put into operation in 2009.

We sell our products under the “Yanglin” brand name primarily to various geographic regions of the PRC through our various distribution channels. In the three months ended March 31, 2009, we processed approximately 95,343 tons of soybeans and generated total revenues amounting to approximately $43 million with net loss amounting to $2.25 million.

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

Cost of Sales

Cost of sales generally consists of four major parts: raw materials, labor, production overhead and manufacturing related depreciation. Raw materials mainly refers to soybean, and it accounts for the most significant part of the cost of sales, over 90%. Labor cost is relatively low and only makes up less than 1% of the cost of sales. Production overhead includes auxiliary materials, utility expenses, machinery maintenance costs, inspection costs and other related expenses. Depreciation costs are applied to manufacturing facilities and equipment, such as production lines, steam generators, factory buildings, etc.

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

Output ratio and operating efficiency of production facilities. Output ratio is the ratio between the input of raw materials, mostly soybeans, and the output of finished products. The more units of finished products we can produce using a single unit of raw material, the higher the output ratio. As the labor, production overheads and manufacturing related depreciation expenses are mostly of a fixed nature, generally, the more we produce, the lower the unit cost will be. Our output ratio and operating efficiency are continuously being raised, due to the recent purchase and renovation of facilities and equipment, the enhanced competence and proficiency of our staff and the improvement of our management skills.

Gross Profit

Gross profit is the result of the combined effects of the following factors: (a) the selling price of our products, (b) the sales volume and the individual profit margin of each product, and (c) the cost of sales. As we are a middle stream processor, and the profit margin of middle stream processing is usually relatively stable, our gross profit ranged between 7% to 9% over the past 4 years.

Operating Expenses

Operating expenses consist of selling expenses and general and administrative expenses. Generally, operating expenses occupy only a small portion of total costs and expenses.

Selling expenses generally include business development expenses, sales meeting expenses, loading and handling, advertising, sales-related staff salaries and welfare expenses, and travel expenses. We expect that these expenses will rise considerably in the following years, as we will be recruiting more sales staff and expanding our sales network, establishing new sales channels, and investing in promotions and advertising to promote and sell our new products.

General and administrative expenses cover the depreciation of office buildings and equipment, office expenses and supplies, and management and administrative salaries. These expenses are generally of a fixed nature. There may be an increase in these expenses, as we will restructure our organizational structure and improve our management systems. As a public company, we are required to maintain our internal control over financial reporting to comply with the Sarbanes-Oxley Act, which involves substantial redesign and restructure of our internal control system and processes.  We expect that this will cause a material increase in our management expenses.

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

Results of Operations

The following table shows the operating results for the three months ended March 31, 2009 and March 31, 2008.

Consolidated Statement of Operations	The three months ended Mar. 31, 2009 ($) (unaudited)	The three months ended Mar. 31, 2008 ($) (unaudited)

Sales Revenue (net of discounts, returns and allowances)	43,032,326	65,275,858
Other sales	-	-
Cost of sales	(44,174,348)	(58,438,980)
Gross Profit	(1,142,022)	6,835,346
Selling expenses	(69,246)	(54,425)
General and administrative expenses	(1,018,180)	(692,812)
Income from operations	(2,229,448)	6,089,641
Interest expense	(93,505)	(248,923)
Interest income	71,725	18,284
Other income	29	-
Other expense	-	-
Income before income taxs	(2,251,199)	5,859,002
Income tax	-	-
Net Income	(2,251,199)	5,859,002
Foreign currency translation adjustment	90,645	2,402,012
Comprehensive income	(2,160,554)	8,261,014

Three Months Ended March 31, 2009 Compared with Three Months Ended March 31, 2008

Net Sales

	For the Three Months Ended March 31		Period to Period Change
Item	2009 Amount ($)	2008 Amount ($)	Amount ($)%
Soybean meal	29,515,153	37,875,995	(8,360,842)	(22.1)
Soybean oil	11,594,584	19,962,842	(8,368,258)	(41.9)
Salad Oil	1,922,589	7,437,021	(5,514,432)	(74.1)
Total Net Sales	43,032,326	65,275,858	(22,243,532)	(34.1)

Net sales were $43,032,326 for the three months ended March 31, 2009, a decrease of $22,243,532 or 34.1% from $65,275,858 for three months ended March 31, 2008. The decreases of the net sales of soybean meal, soybean oil and salad oil for the three months ended March 31, 2009 as compared with those for the same period of 2008 were 22.1%, 41.9% and 74.1%, respectively. This decrease was caused by a series of factors, but primarily due to the Chinese government’s national reserve purchase of soybeans.

For several years, China has been importing genetically-modified (GM) soybeans from the U.S. and South America. Such soybeans have been imported in large volumes reaching the peak from October 2008 to February 2009, exceeding 3 million tons each month during the period. The imported beans are sold at a price substantially lower than domestically produced soybeans, about $78, or 18.2% lower per ton on average. This had a serious negative impact on the domestic soybean producers and on the price level of domestic soybeans. In addition, this had a significant negative impact on the Chinese domestic market of imported-soybean byproducts as such imported-soybean byproducts can be sold at lower prices than domestic soybean byproducts.

In response to the phenomena, the Chinese government launched a national strategic reserve purchase program in late 2008, especially in China’s major soybean-producing area, Heilongjiang Province, in order to sustain the prices of domestic non-GM soybeans and protect the interests of the soybean-producing farmers. In this purchase program, the government purchased over 3 million tons of soybeans by January 2009, and also extended the deadline of this purchase program to the end of June 2009, with the goal of purchasing another 3 million tons of soybeans. The government offered the domestic soybean farmers a price approximately $52, or 12.1% per ton higher than the average market price in our local area. Thus the local price level of soybean was raised, and we experienced difficulty in purchasing soybeans at competitive prices. Thus, we incurred losses under the double effects of the higher price for raw materials and the lower price for our soybean products. Due to this market phenomenon, our losses increased as we increased our soybean production. Under such a severe situation, the Company reduced its processing and production volume to reduce losses.

In the three months ended March 31, 2009, we processed 95,343 metric tons of soybeans and produced 76,505 tons of soybean meal, 14,145 tons of soybean oil and 1,925 tons of salad oil, compared to 106,400 metric tons of soybeans, 85,096 tons of soybean meal, 13,492 tons of soybean oil and 4,458 tons of salad oil respectively for the three months ended March 31, 2008, resulting in growth rates of -10.4%, -10.1%, 4.8% and -56.8%, respectively.

Consequently, in the three months ended March 31, 2009, we sold 76,353 tons of soybean meal, 14,246 tons of soybean oil and 2,224 tons of salad oil, achieving growth rates of -9.9%, 7.7% and -50.0%, respectively, over the three months ended March 31, 2008, when we sold 84,700 tons of soybean meal, 13,226 tons of soybean oil and 4,451 tons of salad oil. So there has been a large decrease in sales revenue.

We expect that the difficult situation may last for a considerable period in the future, because the government has prolonged the deadline of its national reserve purchase program until the end of June 2009, with the objective of purchasing another 3 million tons of soybeans. Whether or not the situation may change depends on a series of factors, including the government’s reaction to the demands of domestic soybean processors, and the change in the production volume and hence supply to the Chinese market of imported soybeans from the U.S. and South America. We will adjust our policies in response to the changes in the situation, and will increase our processing and production volume to increase sales revenues when the markets are restored to normal status and become profitable for us.

On the other hand, we believe that there are several effects from the current soybean market situation that may be beneficial to us. As many domestic processors have ceased production due to the current difficulties, the supply of soybean products in the marketplace has been reduced significantly. Thus, we will face less competition. In addition, the demand for animal feed, of which soybean meal is a major source, which is usually low during the first quarter of 2009, will rise in May, when demand for fish and other aquatic products start to increase, and reach its peak in the third quarter.

Cost of Sales and Gross Profit

	For The Three Months Ended March 31				Period to Period
	2009	% of Sales	2008	%of Sales	Change
	Amount ($)	Revenue	Amount ($)	Revenue	Amount ($)%
Soybean meal	(30,115,761)	102.0	(34,945,118)	92.3	4,829,357	(13.8)
Soybean oil	(12,088,009)	104.3	(17,120,390)	85.8	5,032,381	(29.4)
Salad Oil	(1,970,578)	102.5	(6,373,472)	85.7	4,402,894	(69.1)
Cost of Sales	(44,174,348)	102.7	(58,438,980)	89.5	14,264,632	(24.4)

Soybean meal	(600,608)	(2.0)	2,930,877	7.7	(3,531,485)	(120.5)
Soybean oil	(493,425)	(4.3)	2,842,452	14.2	(3,335,877)	(117.4)
Salad Oil	(47,989)	(2.5)	1,063,549	14.3	(1,111,538)	(104.5)
Gross (Loss)/ Profit	(1,142,022)	(2.7)	6,836,878	10.5	(7,978,900)	(116.7)

Our cost of sales for the three months ended March 31, 2009 decreased by $14,264,632 or 24.4% as compared to the three months ended March 31, 2008, from $58,438,980 to $44,174,348, while the ratio of cost as a percentage to net sales increased materially to 102.7% from 89.5% over the same period. We recorded a gross loss of $1,142,022 in the three months ended March 31, 2009, in comparison to a gross profit of $6,836,878 in the three months ended March 31, 2008, and gross profit margin decreased from 10.5% to -2.7% period over period. The main reasons for the changes in the cost of sales and gross profit were the negative impact of imported soybeans and the national reserve purchase program conducted by the Chinese government, as described above.

As described above, the Company responded to the soybean market’s situation by reducing purchase and production volume, and as a result, our cost of sales was lowered. This policy, however, could only minimize gross loss instead of increasing our gross profit. Meanwhile, to reduce costs of raw materials, we have been purchasing soybeans that do not meet the government’s strict standards (the government requires that the water content of soybeans be lower than 13%, while we have purchased soybeans with water content of 17% to 18)%, because the purchase price of such soybeans were closer to past market prices. However, the high water content of such soybeans decreased the output of soybean oil, which decreased our gross margin.

We expect that our cost of sales and gross profit, if any, may remain at relatively low levels during the remaining first half of 2009. At the same time, we anticipate that gross margins may improve in the later part of 2009, as we estimate that soybean production in the U.S. will only increase slightly in 2009, while soybean production in South America will be reduced  during the same time period. Consequently, there may be less imported soybeans in China’s market after harvest season in 2009 and, as a result, these imports and the imported-soybean byproducts may be at higher prices in China’s market, which will increase the competitiveness of our soybean products.

To counter the current difficulties, we have taken and will take a combination of measures, including purchasing soybeans with higher water content as mentioned above. We will also implement strict cost-saving measures. Along with other domestic processors, we are now lobbying the government to grant subsidies to soybean processors for using domestically-produced soybeans, so that we can be competitive and profitable in the current market.

Operating Expenses

	For The Three Months Ended March 31				Period to Period
	2009	% of Sales	2008	% of Sales	Change
	Amount ($)	Revenue	Amount ($)	Revenue	Amount ($)%
Selling Expenses	(69,246)	0.2	(54,425)	0.1	14,821	27.2
General & Administrative Expenses	(1,018,180)	2.4	(692,812)	1.1	325,368	47.0
Total Operating Expenses	(1,087,426)	2.5	(747,237)	1.1	340,189	45.5

Selling expenses for the three months ended March 31, 2009 increased by $14,821 or 27.2% as compared to the three months ended March 31, 2008. This increase was mainly due to the increase in the utilization fees of the dedicated sub-railway used for transporting our products to the main railway system. As a percentage of net sales, selling expenses increased from 0.1% to 0.2% period over period.

General and administrative expenses for the three months ended March 31, 2009 increased by $325,368 or 47.0% over the three months ended March 31, 2008. The increase was primarily due to two reasons: the one-time loss of about $229,912 for the disposal of fixed assets and the increase in depreciation expenses due to the addition of equipment used for management and administration purposes. As a percentage of net sales, general and administrative expenses increased from 1.1% for the three months ended March 31, 2008 to 2.4% for the three months ended March 31, 2009. Apart from increase in absolute value, such change in ratio was due to the decrease of sales revenue over the period.

We expect that although selling expenses may remain stable in the remaining first half of 2009, as we will not likely increase sales volume during this period (please refer to the sections “Net Sales” ,  “Cost of Sales and Gross Profit” above), selling expenses will increase over the coming years. Therefore, we plan to expand our sales network and develop new sales channels. General and administrative expenses may also increase, because we will change our organizational structure to prepare for future expansion. In addition, as we are preparing to be listed on NASDAQ, there will be increased expenses related to our financial reporting, compliance, internal controls and corporate governance systems in compliance with relevant rules and regulations.

Income from Operations and Net Income

	For The Three Months Ended March 31				Period to Period
	2009	% of Sales	2008	%of Sales	Change
	Amount ($)	Revenue	Amount ($)	Revenue	Amount ($)%
Income from operations	(2,229,448)	(5.2)	6,089,641	9.3	8,319,089	(136.6)
Interest expenses, net	(21,780)	0.1	(230,639)	0.4	208,859	(90.6)
Other income, net of expenses	29	0.0	0	0.0	(29)	100.0
Income tax	-	-	-	-	-	-
Net income	(2,251,199)	(5.2)	5,859,002	9.0	(8,110,201)	(138.4)

Income from operations fell by 136.6% or $8,319,089 for the three months ended March 31, 2009, to a loss of $2,229,448, as compared to a profit of $6,089,641 for the three months ended March 31, 2008, primarily due to the decrease in sales revenue and in gross margin (please refer to the sections “Net Sales” and “Cost of Sales and Gross Profit” above). At the same time, operating margin fell from 9.3% to a negative 5.2%. We estimate that this ratio may fall in the second quarter of 2009, due to the continued impact of imported soybeans and the government purchase program, but it is possible that the margin may improve later in 2009 due to the reasons described above in the “Cost of Sales and Gross Profit” section.

Net interest expenses decreased by $208,859 or 90.6% from the three months ended March 31, 2008 to the three months ended March 31, 2009. As a percentage of net sales, net interest expense was only 0.1% for the three months ended March 31, 2009, compared to 0.4% for the three months ended March 31, 2008. The changes were mainly due to the decrease of bank borrowings, reduced working capital needs, and the significant drop in interest rates.

Since we have been recognized as a “Key Leading Enterprise” in the agriculture industry by the Chinese government, we enjoy a complete exemption from income taxes. This status is usually reviewed in every two years, and the next review has currently been scheduled for the end of 2009.

Net income decreased by $8,110,201 or 138.4% from the three months ended March 31, 2008 to the three months ended March 31, 2009. During the same period, net profit margin fell from 9.0% to a negative 5.2%. This was due to the same reasons as described above.

Liquidity and Capital Resources

Generally, we finance our business with cash flows from operations and short-term bank loans and we use shareholders’ equity investment and retained earnings to meet capital expenditures.

Working capital mainly consists of raw materials purchases, salaries, production overhead (auxiliary materials, utilities, etc.) and finance expenses. Raw materials (soybean) purchases comprise of the majority of our working capital.

Because we usually pay cash to our suppliers upon purchase of soybeans, there is a greater need for cash during  harvest seasons. Our pattern of operations is as follows: (i) we will keep a large cash reserve by early October, which is harvest time, and take short-term loans from banks at that time (ii) we will build up a substantial inventory of soybeans so that for the period until the end of the year and for the following half year, we will have sufficient raw materials to maintain smooth operations and convert finished products to cash, and (iii) we will repay the short-term loans that we had taken by end of June or July the following year.

Our working capital requirements may be influenced by a few factors, including the fluctuation of raw material prices, cash flow, competition, our relationships with suppliers or customers, the availability of credit facilities and financing alternatives, none of which can be predicted with high level of certainty.

Operating Activities

Three Months Ended March 31, 2009 Compared with Three Months Ended March 31, 2008

Cash used in operating activities for the three months ended March 31, 2009 was $956,043, while cash provided by operating activities for the three months ended March 31, 2008 was $810,879. This change was mainly due to the increase in the cost of inventories, especially those of raw materials.

As described above, at the end of 2008, the Chinese government conducted a national strategic reserve purchase program of soybeans, which was designed to uphold the price of domestically produced non-GM soybeans. Consequently, we had to input more cash resources to procure raw materials, reaching $2.4 million in the three months ended March 31, 2009. We also spent $1 million more cash in prepaid Value Added Taxes (“VAT”), which mostly comprises the incoming VAT included in the gross purchase price of the soybean we have purchased.

Due to the decrease in purchasing volume, we released $3.2 million from advances to suppliers, which was used to secure the supply of raw materials.

Generally, our cash flows are stable, as we sell mostly on a cash basis, with ignorable trade receivables, and usually, our products are sold just a few days after they are produced. For the three months ended March 31, 2009, our cash flows were affected negatively by the increasing costs of raw materials. We expect that this will continue in the second quarter of 2009, but the cash flow status may be improved later in the year, as it is possible that we may be able to increase our revenue and profit (please refer to the section “Net Sales” and “Cost of Sales and Gross Profit” above).

Investing Activities

Three Months Ended March 31, 2009 Compared with Three Months Ended March 31, 2008

Net cash used in investing activities for the three months ended March 31, 2009 was $197,424, compared to net cash provided by investing activities $173,331 for the three months ended March 31, 2008. This increase was primarily due to the completion of the majority of our construction projects, including the renovation of our Plant 2, and the corresponding payments for the plant and equipment during this period. All net cash used in the three months ended March 31, 2009 was payment for plant and equipment.

We satisfied the demand for cash used in capital investments with a short-term bank loan, supplemented by our cash reserves.

Financing Activities

Three Months Ended March 31, 2009 Compared with Three Months Ended March 31, 2008

Net cash provided by financing activities was $3,929,694 for the three months ended March 31, 2009, compared to net cash used in financing activities of $11,233 for the three months ended March 31, 2008. This change was primarily due to our bank borrowing of $6,572,615 and repayment of $2,642,921 of bank loans due.

Loans

The balance of short-term bank loans was $10,663,784 at March 31, 2009, compared to the balance of short-term bank loans was $6,711,214 at December 31, 2008. This was caused by the additional bank loans made in the first three months of 2009, used to satisfy the needs for purchasing soybeans with higher average cost (please refer to the section “Cost of Sales and Gross Profit” above).

The balance of our long-term bank loan was about $421,325 at March 31, 2009, plus a current portion of $55,240, payable within one year of the balance sheet date.

Currently we have a credit line of up to RMB 190 million, or about USD 27.76 million, based on our credit rank AA granted by Agricultural Development Bank. We believe that this would be sufficient for our future working capital needs at the current operation and capacity level.

As is shown in the Exhibit 10.17 to Registration Statement on Form S-1 (amendment no. 4), filed with the Commission on February 17, 2009 (English translation of The Approval to Maximum Credit Line of Crop Purchase Loan for Heilongjiang Yanglin Soybean Group Co. Ltd.), The material terms of the credit line are:
1.	The term of the credit line is one year.
2.
The circumstances under which the funds can be borrowed: The loan borrowed within this credit line can only be used to purchase crops. In Yanglin’s case, the loan  can only be used to purchase soybeans.

3.
The additional approvals that may be required: When Yanglin applies to actually borrow the funds, the bank should confirm the conditions and/or circumstances of the loan, and report to the appropriate higher level within the bank to verify, examine and approve such applications, before actually releasing any money to Yanglin under the maximum credit line.

4.	The restrictions on the use of the funds: The funds borrowed from this credit line can only be used to purchase crops. In Yanglin’s case, the funds can only be used to purchase soybeans.
5.
The interest rate is 6.93%, subject to adjustment. The circumstances under which the interest rate is subject to adjustment and whether there are any limits on such adjustments: When the People’s Bank of China adjust the interest rate of loans, the bank has the right and discretion to adjust the interest rate of loans accordingly.

6.	Whether the loans would be secured by Yanglin’s assets: The loans would be secured by Yanglin’s assets, i.e., building, machinery and land use rights.
7.	The other material terms are: Secured loan shall have preference over credit loan; The Company shall purchase insurance for pledged assets, with the bank having first priority.

Future Cash Commitments

We have no future cash commitments as at March 31, 2009.

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

The exchange rates used to translate amounts in RMB into USD for the purposes of preparing the consolidated financial statements were as follows:

	March 31, 2009	December 31, 2008	March 31, 2008
Twelve months ended	-	6.8542	-
RMB : USD exchange rate
Three months ended	6.8456	-	7.0222
RMB : USD exchange rate
Average three months ended	6.8466	-	7.1757
RMB : USD exchange rate

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

(iii)	Allocations to the discretionary surplus reserve, if approved in the shareholders’ general meeting.

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

In April 2008, the FASB issued FASB Staff Position (FSP) FAS 142-3, Determination of the Useful Life of Intangible Assets, which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets. This Staff Position is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. Application of this FSP is not currently applicable to the Company as the Company’s intangible assets consist of land used rights which has a fixed useful life of 47 years.

In May 2008, the FASB issued SFAS No. 163, Accounting for Financial Guarantee Insurance Contracts, an interpretation of FASB Statement No. 60 (SFAS 163). This statement clarifies accounting for financial guarantee insurance contracts by insurance enterprises under FASB Statement No. 60, Accounting and Reporting by Insurance Enterprises. SFAS 163 is effective for fiscal years and interim periods within those years, beginning after December 15, 2008. As the Company does not issue financial guarantee insurance contracts, it does not expect the adoption of this standard to have an effect on its financial position or results of operations.

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

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Tabular Disclosure of Contractual Obligations

Payments due by period
Contractual obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
[Long-Term Debt Obligations]	$476,565	$55,240	$120,295	$135,441	$165,589
[Capital Lease Obligations]	-	-	-	-	-
[Operating Lease Obligations]	-	-	-	-	-
[Purchase Obligations]	-	-	-	-	-

ITEM 3—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4—CONTROLS AND PROCEDURES

a. Disclosure Controls and Procedures

As required by Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act, our management has carried out an evaluation, with the participation and under the supervision of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2009.

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

Management conducted its evaluation of disclosure controls and procedures under the supervision of our chief executive officer and our chief financial officer. Based upon, and as of the date of this evaluation, our chief executive officer and chief financial officer concluded that, as of March 31, 2009, our disclosure controls and procedures were not effective due to the material weaknesses and significant deficiencies in our internal control over financial reporting described below.

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

Our internal control over financial reporting was not effective as a result of the following identified material weakness and significant deficiencies: That the Company does not have an accounting policy manual based on U.S. GAAP.

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

b. Changes in Internal Controls over Financial Reporting

During the quarter ended March 31, 2009, there was no change in our internal controls over financial reporting that has materially affected, or that is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None

ITEM 1A—RISK FACTORS

Not required.

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

Yanglin Soybean, Inc.

Date: May 15, 2009	By:	/s/ SHULIN LIU
Shulin Liu Chief Executive Officer (Principal Executive Officer)

Yanglin Soybean, Inc.

Date: May 15, 2009	By:	/s/ SHAOCHENG XU
Shaocheng Xu Chief Financial Officer (Principal Financial and Accounting Officer)