Form 10-K/A
period 2008-12-31
Yanglin Soybean, Inc.
filed 2009-05-28
CIK 1368745

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
Amendment No. 2

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
(Do not check if a Smaller Reporting Company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act):
Yes ☐ No ☑

The aggregate market value of the 1,700,003 shares of voting and non-voting common equity stock held by non-affiliates of the registrant was $9,350,016.5 as of June 30, 2008, the last business day of the registrant’s most recently completed second fiscal quarter, based on the last sale price of the registrant’s common stock on such date of $5.50   per share, as reported by The Over-The-Counter Bulletin Board.

As of April 10, 2009, there are 20,000,003 shares of common stock outstanding.

EXPLANATORY NOTE

 This amendment no. 2 to our annual report on Form 10-K initially filed with the Securities and Exchange Commission (“Commission”) on April 13, 2009 is being filed in response to Commission’s comment letter dated May 21, 2009. Together with amendment no. 1 to our annual report on Form 10-K filed with the Commission on May 8, 2009, we (i) added two more risk factors on page 26 regarding Mr. Liu Shulin, our chief executive officer’s conflict of interest and the uncertainties with our contractual control over domestic Yanglin Soybean Group Co. because of the new Merger & Acquisition Rules issued by the Chinese government; (ii) added summary of terms for the RMB 190 million credit line on page 48; (iii) revised note 1 to our financial statements to indicate that on April 3, 2009. we amended the Exclusive Purchase Option Agreement and the Consigned Management Agreement between us and domestic Yanglin Soybean  Group Co.; and (iv) also revised note 20 to our financial statements regarding parent-only balance sheets.

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

Under the Registered Trademark Transfer Agreement, Yanglin agreed to transfer to WFOE all of its rights in connection with the two trademarks, including without limitation the title of the trademarks and right to license ( the “Transferred Trademark”) for a purchase price of $1,000,000, which is subject to a purchase price adjustment based on the minimum appraised value on intellectual property (“IP”) rights allowed under PRC laws and regulations for such transfer. Under the Trademark Licensing Agreement, WFOE agreed to grant an exclusive license to Yanglin, for a term of 10 years, to use the Transferred Trademark for an annual licensing fee equal to 1% of Yanglin’s revenue of that year. The license fee and the management fee aforesaid – total of 6% of the revenue of Yanglin- entitled to WFOE are designed to approximate Yanglin’s annual net profit before  tax. Any excess profit in Yanglin will not be distributed as dividend according to the contractual arrangements until WFOE exercises the Exclusive Purchase Option Agreement to acquire all shareholders’ equity interest of Yanglin. If the 6% of licence and management fees exceed the net profit before tax of Yanglin, the amount  the  WFOE  is entitled to receive is limited to the actual annual net profit before tax of Yanglin under the contracts.

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

The contractual agreements were utilized instead of a direct acquisition of Yanglin’s assets because current PRC law which took effect on September 8, 2006 does not specifically establish the approval procedures and detailed implementation regulations for a non-PRC entity’s equity to be used as consideration to acquire a PRC entity's equity or assets. This makes it highly uncertain, if not impossible, for a non-PRC entity to use its equity to acquire a PRC entity. If acquisition of a PRC entity using foreign equity were possible, we could have acquired 100% of the stock of Yanglin by paying the price of $17 million with any excess treated as interests pursuant to amendment to exclusive purchase option agreement dated April 3, 2009. While PRC law does allow for the purchase of equity interests in (or assets of) a PRC entity by a non-PRC entity for cash, the purchase price must be based on the appraised value of such equity (or assets). Because we presently do not have sufficient cash to pay the estimated full value of all of the assets of Yanglin, we, through WFOE, purchased the maximum amount of assets possible with the net proceeds of the private placement on October 7, 2007, and leased from Yanglin the remainder of the assets used in Yanglin’s business.

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

Our future results, including results related to forward-looking statements, involve a number of risks and uncertainties. No assurance can be given that the results reflected in any forward-looking statements will be achieved. Any forward-looking statement speaks only as of the date on which such statement is made. Our forward-looking statements are based upon assumptions that are sometimes based upon estimates, data, communications and other information from suppliers, government agencies and other sources that may be subject to revision. There are other factors that could cause our future results to differ materially from historical results or trends, results anticipated or planned by us, or which are reflected from time to time in any forward-looking statement.

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

Pursuant to those agreements, WFOE made a loan of $17 million and intended to satisfy Yanglin’s working capital needs in the future (the “Loan”). In return, the Company obtained the management control of Yanglin and an exclusive right to acquire all of the equity of Yanglin. The rights of existing shareholders of Yanglin are assigned by the consignment of equity interests to Faith Winner (BVI). The exclusive purchase agreement as amended on April 3, 2009, and the loan agreement restrict both Yanglin and its shareholders from significant decisions including but not limited to any amendments of articles of assocaiton or rules of the Company, any change in registered capital, any transfer, mortgage or disposal of Yanglin’s assets or income in a way that would affect WFOE’s security interest, entering any material contract (exceeding RMB5 million in value) and distributing any dividends to the shareholders. Pursuant to the consigned management agreement between WFOE and Yanglin, Yanglin agreed to entrust the business operations of Yanglin and its management to WFOE until WFOE formally acquires all equity or substantially all the assets of Yanglin. Under the consigned management agreement as amended on April 3, 2009, WFOE will provide financial, technical and human resources management services to Yanglin which will enable WFOE to control Yanglin's operations, assets and cash flows. In turn, it will be entitled to 5% of Yanglin’s revenue on a yearly basis.

Under the Registered Trademark Transfer Agreement, Yanglin agreed to transfer to WFOE all of its rights in connection with the two trademarks, including without limitation the title of the trademarks and right to license ( the “Transferred Trademark”) for a purchase price of $1,000,000, which is subject to a purchase price adjustment based on the minimum appraised value on intellectual property (“IP”) rights allowed under PRC laws and regulations for such transfer. Under the Trademark Licensing Agreement, WFOE agreed to grant an exclusive license to Yanglin, for a term of 10 years, to use the Transferred Trademark for an annual licensing fee equal to 1% of Yanglin’s revenue of that year. The license fee and the management fee aforesaid – total of 6% of the revenue of Yanglin- entitled to WFOE are designed to approximate Yanglin’s annual net profit before tax. Any excess profit in Yanglin will not be distributed as dividend according to the contractual arrangements until WFOE exercises the Exclusive Purchase Option Agreement to acquire all shareholders’ equity interest of Yanglin. If the 6% of licence and management fees exceed the net profit before tax of Yanglin, the amount entitled to WFOE is limited to the actual annual net profit before tax of Yanglin under the contracts.

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

See notes to consolidated financial statements

YANGLIN SOYBEAN INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31, 2008, AND 2007
(Stated in US Dollars)

		2008	2007
	Notes

Net sales	2(m)&18	$250,728,674	$155,206,867
Cost of sales	2(n)&18	(229,838,842)	(142,568,658)

Gross profit		$20,889,832	$12,638,209

Selling expenses		(249,812)	(146,411)
General and administrative expenses		(5,552,223)	(1,812,450)

Income from operation		$15,087,797	$10,679,348
Interest income		145,340	64,277
Interest expenses		(822,355)	(458,982)
Other income		797	39,385
Other expenses		(31,113)	-

Income from operations before income taxes		$14,380,466	$10,324,028

Income taxes	2(s)&16	-	-

Net income		$14,380,466	$10,324,028

Beneficial conversion feature on Series A
preferred stock		-	(7,988,359)

Net income attributable to common
shareholders		$14,380,466	$2,335,669

Foreign currency translation adjustment		3,803,214	2,466,280

Comprehensive income		$18,183,680	$4,801,949

Basic earnings per share	15	$0.72	$0.12

Diluted earnings per share	15	$0.38	$0.07

Basic weighted average share outstanding	15	20,000,003	19,998,473

Diluted weighted average share outstanding	15	37,757,827	34,003,038

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

As mentioned in note 1 to the financial statements, as a result of entering into the contractual agreements, WFOE is deemed to control Yanglin as a Variable Interest Entity. These agreements may have the restrictions on the ability of Yanglin to transfer funds to the parent through intercompany loans, advances and cash dividends which consist of additional paid in capital, statutory reserves and retained earnings of $65,744,088 and $51,312,334 respectively as at December 31, 2008 and 2007.

The following presents unconsolidated financial information of the parent company only:

Condensed Balance Sheets as of December 31, 2008 and 2007

	2008	2007

Cash and cash equivalents	$-	$15,472
Pledged deposits - restricted	484,000	500,000
Investments in subsidiaries	72,421,357	54,186,389

Total assets	$72,905,357	$54,701,861

Other current liabilities	$33,878	$14,062

Total liabilities	$33,878	$14,062

Total shareholders’ equity	72,871,479	54,687,799

Total liabilities and shareholders’
equity	$72,905,357	$54,701,861

YANGLIN SOYBEAN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007
(Stated in US Dollars)

20.	PARENT-ONLY FINANCIAL STATEMENTS (Continued)

Condensed Income Statements as of December 31, 2008 and 2007

	2008	2007

Investment income	$14,431,754	$10,334,033
General and administrative expenses	(35,816)	(9,871)

Loss from operation	$14,395,938	$10,324,162
Other income	-	92
Other expenses	(15,472)	(226)

Loss from operation before income
taxes	$14,380,466	$10,324,028

Income taxes	-	-

Net income	$14,380,466	$10,324,028

Beneficial conversion feature on
Series A preferred stock	-	(7,988,359)

Net income attributable to common
shareholders	$14,380,466	$2,335,669

(3) Exhibits

The exhibits listed on the Exhibit Index (following the signatures section of this report) are included, or incorporated by reference, in this annual report.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

YANGLIN SOYBEAN, INC
(Registrant)

Dated: May 28, 2009	/s/ Shulin Liu
Shulin Liu

Chief Executive Officer,
Chairman of the Board

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Shulin Liu	Chief Executive Officer,	May 28, 2009
Shulin Liu	Chairman of the Board

/s/ Shaocheng Xu	Chief Financial Officer	May 28, 2009
Shaocheng Xu

/s/ Xiao Feng	Director	May 28, 2009
Xiao Feng

/s/ Zongtai Guo	Director	May 28, 2009
Zongtai Guo

/s/ Michael Marks	Director	May 28, 2009
Michael Marks

/s/ Albert McLelland	Director	May 28, 2009
Albert McLelland

EXHIBIT INDEX

3.1	Restated Articles of Incorporation incorporated by reference to the exhibit of the same number to our registration statement on Form S-1 filed with the SEC on May 12, 2008.

3.2	Restated Bylaws incorporated by reference to the exhibit of the same number to our report on Form 8-K filed with the SEC on March 12, 2009.

3.3	Specimen of Common Stock certificate incorporated by reference to the exhibit of the same number to our report on Form 8-k filed with the SEC on October 10, 2007.

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