Form 10-Q/A
period 2009-03-31
Yanglin Soybean, Inc.
filed 2009-05-28
CIK 1368745

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
Amendment No. 1

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

EXPLANATORY NOTE
This amendment no. 1 to our quarterly report on Form 10-Q for the quarter ended March 31, 2009 initially filed with the Securities and Exchange Commission (“Commission”) on May 15, 2009 is being filed to revise note 20 to our financial statements regarding parent-only balance sheets.

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

See notes to consolidated financial statements

YANGLIN SOYBEAN INC.

CONSOLIDATED BALANCE SHEETS (Continued)
AS AT MARCH 31, 2009, AND DECEMBER 31, 2008
(Stated in US Dollars)

	Notes	March 31, 2009	December 31, 2008
		(unaudited)	(audited)
STOCKHOLDERS’ EQUITY
Preferred stock – Series A $0.001 par value, 50,000,000 shares authorized; 9,999,999 shares issued and outstanding as of March 31, 2009 and December 31, 2008	13	$10,000	$10,000

Common stock - $0.001 par value 100,000,000 shares authorized; 20,000,003 shares issued and outstanding as of March 31, 2009 and December 31, 2008	14	20,000	20,000
Additional paid-in capital	14	38,389,635	38,389,635
Statutory reserves	2(t)	5,628,636	5,628,636
Retained earnings		19,413,325	21,664,524
Accumulated other comprehensive income	2(u)	7,249,329	7,158,684
		$70,710,925	$72,871,479
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY		$84,552,325	$82,549,237

See notes to consolidated financial statements

YANGLIN SOYBEAN INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2009, AND 2008
(Stated in US Dollars) (unaudited)

		2009	2008
	Notes

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

YANGLIN SOYBEAN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008
(Stated in US Dollars) (Unaudited)

10.	SHORT-TERM BANK LOANS

Short-term bank loans are as follows:

	March 31, 2009	December 31, 2008

Loans from Agricultural Development
Bank of China, interest rates at 5.31%-6.66%per annum, due October 29, 2009	$4,090,218	$6,711,214

Loans from Agricultural Development
Bank of China, interest rates at 5.31%per annum, due October 9, 2009	2,191,189	-

Loans from Agricultural Development
Bank of China, interest rates at 5.31%per annum, due October 10, 2009	1,460,792	-

Loans from Agricultural Development
Bank of China, interest rates at 5.31%per annum, due October 10, 2009	2,921,585	-

Balance at end of period/year	$10,663,784	$6,711,214

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

15.	EARNINGS PER SHARE

The calculation of the basic and diluted earnings per share attributable to the common stock holders is based on the following data:

	Three months ended March 31,
	2009	2008

Net (loss)/income	$(2,251,199)	$5,859,002

Beneficial conversion feature on Series A preferred stock	-	-
Net (loss)/income attributable to common shareholders	$(2,251,199)	$5,859,002
Earnings:
Earnings for the purpose of basic earnings per share	$(2,251,199)	$5,859,002
Effect of dilutive potential common stock	-	-
Earnings for the purpose of dilutive earnings per share	$(2,251,199)	$5,859,002

Number of shares:
Weighted average number of common stock for the purpose of basic earnings per share	20,000,003	20,000,003
Effect of dilutive potential common stock
- conversion of convertible preferred stock	9,999,999	9,999,999
Effect of dilutive potential common stock
- conversion of warrants	6,522,036	4,790,203
Weighted average number of common stock for the purpose of dilutive earnings per share	36,522,038	34,790,205

Earnings per share
Basic earnings per share	$(0.11)	$0.29
Dilutive earnings per share	$(0.06)	$0.17

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

As mentioned in note 1 to the financial statements, as a result of entering into the contractual agreements, WFOE is deemed to control Yanglin as a Variable Interest Entity. These agreements may have the restrictions on the ability of Yanglin to transfer funds to the parent through intercompany loans, advances and cash dividends which consist of additional paid in capital, statutory reserves and retained earnings of $63,519,751 and $65,744,088 respectively as at March 31, 2009 and December 31, 2008.

The following presents unconsolidated financial information of the parent company only:

Condensed Balance Sheets as of March 31, 2009 and December 31, 2008

	3/31/2009	12/31/2008

Pledged deposits - restricted	$484,000	$484,000
Investments in subsidiaries	70,287,665	72,421,357
Total assets	$70,771,665	$72,905,357

Other current liabilities	$60,740	$33,878
Total liabilities	$60,740	$33,878

Total shareholders’ equity	70,710,925	72,871,479
Total liabilities and shareholders’ equity	$70,771,665	$72,905,357

YANGLIN SOYBEAN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008
(Stated in US Dollars) (Unaudited)

20.	PARENT-ONLY FINANCIAL STATEMENTS (Continued)

Condensed Income Statements as of March 31, 2009 and 2008

	2009	2008

Investment (loss) income	$(2,224,337)	$5,871,002
General and administrative expenses	(26,862)	(12,000)
Loss from operation before income taxes	$(2,251,199)	$5,859,002
Income taxes	-	-
Net (loss) income attributable to common shareholders	$(2,251,199)	$5,859,002

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

Pursuant to those agreements, WFOE made a loan of $17 million and intended to satisfy Yanglin’s working capital needs in the future (the “Loan”). In return, the Company obtained the management control of Yanglin and an exclusive right to acquire all of the equity of Yanglin. The rights of existing shareholders of Yanglin are assigned by the consignment of equity interests to Faith Winner (BVI). The exclusive purchase agreement as amended on April 3, 2009 and the loan agreement restrict both Yanglin and its shareholders from significant decisions including but not limited to any amendments of articles of assocaiton or rules of the Company, any change in registered capital, any transfer, mortgage or disposal of Yanglin’s assets or income in a way that would affect WFOE’s security interest, entering any material contract (exceeding RMB5 million in value) and distributing any dividends to the shareholders. Pursuant to the consigned management agreement between WFOE and Yanglin, Yanglin agreed to entrust the business operations of Yanglin and its management to WFOE until WFOE formally acquires all equity or substantially all the assets of Yanglin. Under the consigned management agreement as amended on April 3, 2009, WFOE will provide financial, technical and human resources management services to Yanglin which will enable WFOE to control Yanglin's operations, assets and cash flows. In turn, it will be entitled to 5% of Yanglin’s revenue on a yearly basis.

Under the Registered Trademark Transfer Agreement, Yanglin agreed to transfer to WFOE all of its rights in connection with the two trademarks, including without limitation the title of the trademarks and right to license ( the “Transferred Trademark”) for a purchase price of $1,000,000, which is subject to a purchase price adjustment based on the minimum appraised value on intellectual property (“IP”) rights allowed under PRC laws and regulations for such transfer. Under the Trademark Licensing Agreement, WFOE agreed to grant an exclusive license to Yanglin, for a term of 10 years, to use the Transferred Trademark for an annual licensing fee equal to 1% of Yanglin’s revenue of that year. The license fee and the management fee aforesaid – total of 6% of the revenue of Yanglin- entitled to WFOE are designed to approximate Yanglin’s annual net profit before tax of Yanglin. Any excess profit in Yanglin will not be distributed as dividend according to the contractual arrangements until WFOE exercises the Exclusive Purchase Option Agreement to acquire all shareholders’ equity interest of Yanglin. If the 6% of licence and management fees exceed the net profit before tax of Yanglin, the amount entitled to WFOE is limited to the actual annual net profit before tax of Yanglin under the contracts.

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

Yanglin Soybean, Inc.

Date: May 28, 2009	By:	/s/ SHULIN LIU
Shulin Liu Chief Executive Officer (Principal Executive Officer)

Yanglin Soybean, Inc.

Date: May 28, 2009	By:	/s/ SHAOCHENG XU
Shaocheng Xu Chief Financial Officer (Principal Financial and Accounting Officer)