Form 10-Q/A
period 2009-03-31
Yanglin Soybean, Inc.
filed 2009-06-12
CIK 1368745

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
Amendment No. 2

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

EXPLANATORY NOTE
This amendment no. 2 to our quarterly report on Form 10-Q for the quarter ended March 31, 2009 initially filed with the Securities and Exchange Commission (“Commission”) on May 15, 2009 is being filed to delete the statement on page 43 predicting less competition and the rising demand for soybeans in the future.

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

Yanglin Soybean, Inc.

Date: June 12, 2009	By:	/s/ SHULIN LIU
Shulin Liu Chief Executive Officer (Principal Executive Officer)

Yanglin Soybean, Inc.

Date: June 12, 2009	By:	/s/ SHAOCHENG XU
Shaocheng Xu Chief Financial Officer (Principal Financial and Accounting Officer)