Form 10-Q
period 2009-06-30
Yanglin Soybean, Inc.
filed 2009-08-19
CIK 1368745

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

As of August 19, 2009, the Company has  20,000,003 shares of Common Stock, $0.001 par value per share, outstanding.

Yanglin Soybean, Inc.

INDEX

SPECIAL CAUTIONARY NOTICE REGARDING
FORWARD-LOOKING STATEMENTS

Certain matters discussed in this report, including matters discussed under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” may constitute forward-looking statements for purposes of the Securities Act of 1933, as amended, or the Securities Act, and the Securities Exchange Act of 1934, as amended, or the Exchange Act, and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from the future results, performance or achievements expressed or implied by such forward-looking statements. The words "anticipate," "believe," "estimate," "may," "expect" and similar expressions are generally intended to identify forward-looking statements. Our actual results may differ materially from the results anticipated in these forward-looking statements due to a variety of factors, including, without limitation as discussed under the captions “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report, as well as other factors which may be identified from time to time in our other filings with the Securities and Exchange Commission, or the SEC, or in the documents where such forward-looking statements appear. All written or oral forward-looking statements attributable to us are expressly qualified in their entirety by these cautionary statements. Forward-looking statements contained in this report reflect our views and assumptions only as of the date this report is signed. Except as required by law, we assume no responsibility for updating any forward-looking statements.

We qualify all of our forward-looking statements by these cautionary statements. In addition, with respect to all of our forward-looking statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

ITEM 1-FINANCIAL STATEMENTS
PART 1-FINANCIAL INFORMATION

YANGLIN SOYBEAN, INC.

CONSOLIDATED BALANCE SHEETS
AS AT JUNE 30, 2009, AND DECEMBER 31, 2008
(Stated in US Dollars)

	June 30, 2009	December 31, 2008
	(unaudited)
ASSETS
Current assets
Cash	$25,492,115	$30,365,413
Cash-Restricted	484,000	484,000
Trade receivables, net	67,847	8,043
Inventories	7,650,016	3,896,334
Advances to suppliers	8,340,976	10,597,701
Prepaid VAT and other taxes	3,220,365	920,083
Other receivables	76,455	114,990

Total current assets	45,331,774	46,386,564
Property, plant and equipment, net	29,966,756	31,529,936
Intangible assets, net	4,518,532	4,619,716
Prepaid deposits for equipment and construction	-	13,021

TOTAL ASSETS	$79,817,062	$82,549,237

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Short-term bank loans	$10,665,030	$6,711,214
Loans from related parties - current	59,169	55,149
Accounts payable	721	13,753
Other payables	836,514	683,403
Customers deposits	1,418,972	1,187,582
Accrued liabilities	654,223	591,979

Total current liabilities	13,634,629	9,243,080
Long-term liabilities
Loans from related parties – non-current	403,224	434,678

TOTAL LIABILITIES	$14,037,853	$9,677,758

STOCKHOLDERS’ EQUITY
Convertible preferred stock – Series A $0.001 par value, 50,000,000 shares authorized; 10,000,000 shares issued and outstanding as of June 30, 2009 and December 31, 2008	10,000	10,000

Common stock - $0.001 par value 100,000,000 shares authorized; 20,000,003 shares issued and outstanding as of June 30, 2009 and December 31, 2008	20,000	20,000
Additional paid-in capital	38,389,635	38,389,635
Statutory reserves	5,628,636	5,628,636
Retained earnings	14,471,196	21,664,524
Accumulated other comprehensive income	7,259,742	7,158,684

Total stockholders’ equity	65,779,209	72,871,479

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$79,817,062	$82,549,237

The accompanying notes are an integral part of these consolidated financial statements

YANGLIN SOYBEAN, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2009, AND 2008
(Stated in US Dollars) (unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2009	2008	2009	2008

Net sales	$39,753,637	$76,273,814	$82,787,863	$141,549,672
Cost of sales	(43,973,079)	(71,857,724)	(88,143,629)	(130,296,704)
Gross (loss) profit	(4,219,442)	4,416,090	(5,355,766)	11,252,968

Operating expenses
Selling expenses	(60,303)	(64,545)	(129,553)	(118,970)
General and administrative Expenses	(548,589)	(552,129)	(1,580,773)	(1,244,941)
Total operating expenses	(608,892)	(616,674)	(1,710,326)	(1,363,911)
(Loss) income from operation	(4,828,334)	3,799,416	(7,066,092)	9,889,057

Interest expense	(94,091)	(264,980)	(245,517)	(513,903)
Interest income	71,795	35,514	119,312	53,798
Other expenses	-	(14,348)	(1,060)	(14,348)
Other Income	-	-	29	-
(Loss) income from operations before income taxes	(4,850,630)	3,555,602	(7,193,328)	9,414,604
Income taxes	-	-	-	-
Net (loss) income	(4,850,630)	3,555,602	(7,193,328)	9,414,604

Foreign currency translation adjustment	(16,447)	1,470,797	101,058	3,872,808
Comprehensive (loss) income	$(4,867,077)	$5,026,399	$(7,092,270)	$13,287,412
Basic (loss) earnings per share	$(0.24)	$0.18	$(0.36)	$0.47
Diluted (loss) earnings per share	$(0.15)	$0.10	$(0.23)	$0.26
Basic weighted average share outstanding	20,000,003	20,000,003	20,000,003	20,000,003
Diluted weighted average share outstanding	31,610,172	37,221,147	31,949,768	36,546,085

The accompanying notes are an integral part of these consolidated financial statements

YANGLIN SOYBEAN, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2009
(Stated in US Dollars) (unaudited)

	Preferred stock		Common stock		Additional			Accumulated other
	Number of share	Amount	Number of share	Amount	paid-in capital	Statutory reserves	Retained earnings	comprehensive income	Total

Balance, January 1, 2009	10,000,000	$10,000	20,000,003	$20,000	$38,389,635	$5,628,636	$21,664,524	$7,158,684	$72,871,479
Net loss	-	-	-	-	-	-	(7,193,328)	-	(7,193,328)

Foreign currency translation adjustment	-	-	-	-	-	-	-	101,058	101,058

Balance, June 30, 2009	10,000,000	$10,000	20,000,003	$20,000	$38,389,635	$5,628,636	$14,471,196	$7,259,742	$65,779,209

The accompanying notes are an integral part of these consolidated financial statements

YANGLIN SOYBEAN, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008
(Stated in US Dollars) (unaudited)

	For the six months ended June 30,
	2009	2008
Cash flows from operating activities

Net (loss) income	$(7,193,328)	$9,414,604
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation	1,591,048	957,501
Amortization	107,552	42,217
Bad debt expense	159	-
Loss (gain) on disposal of property, plant and equipment	230,025	(7,070)

Change in operating assets and liabilities:
Trade receivable	(59,965)	14,327
Inventories	(3,749,191)	(1,951,580)
Advances to suppliers	2,271,800	(4,045,390)
Amounts due to construction	-	(2,248,369)
Prepaid VAT and other taxes	(2,299,546)	(762,704)
Other receivables	38,702	1,084,432
Accounts payable	(13,053)	9,377
Other payables	4	(1,211,387)
Customers deposits	229,812	471,718
Accrued liabilities	61,440	(83,426)
Net cash used in provided by operating activities	(8,784,541)	1,684,250

Cash flows from investing activities
Payment of property, plant and equipment	(48,962)	(107,766)
Proceeds from sale of property, plant and equipment	-	7,070
Payment of intangible assets	-	(1,062,953)
Net cash used in investing activities	(48,962)	(1,163,649)

Cash flows from financing activities
Proceeds from short-term bank loans	6,575,842	-
Principal payments for short-term bank loans	(2,630,337)	-
Principal payments for loans from related parties	(28,113)	(23,005)
Net cash provided by (used in) financing activities	3,917,392	(23,005)

Net (decrease) increase in cash	(4,916,111)	497,596
Effect of foreign currency translation on cash	42,813	817,996
Cash – beginning of period	30,365,413	9,210,021
Cash – end of period	$25,492,115	$10,525,613
Supplementary cash flow information:
Interest paid	$245,517	$513,903

The accompanying notes are an integral part of these consolidated financial statements

YANGLIN SOYBEAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Stated in US Dollars) (Unaudited)

1.	ORGANIZATION AND PRINCIPAL ACTIVITIES

Yanglin Soybean, Inc (the “Company”) was incorporated in the State of Nevada on May 26, 1921. Prior to October 3, 2007, the Company had only nominal operations and assets. On October 3, 2007, the Company executed a reverse-merger with Faith Winner Investments Limited (“Faith Winner (BVI)”) by an exchange of shares whereby the Company issued 18,500,000 common shares at $0.001 par value in exchange for all Faith Winner (BVI) shares. As a result of the shares exchange, Faith Winner (BVI) became a wholly-owned subsidiary of the Company. The exchange transaction was accounted for as a reverse acquisition in accordance with Statements of Financial Accounting Standards (“SFAS”) No. 141. “Business Combinations”. The reverse-merger also included an equity financing of $21,500,000 by the issuance of 10,000,000 Series A Convertible Preferred Stock at $2.15 per share to 10 accredited investors.

The Company is in the business of manufacturing, distribution, and selling of non-genetically modified soybean products, including soybean oil, soybean salad oil, and soybean meal throughout the Province of Heilongjiang and other parts of People's Republic of China ("PRC").  The Company conducts its operations through the following subsidiaries: (a) a wholly-owned subsidiary in the British Virgin Islands: Faith Winner (BVI), (b) a wholly-owned subsidiary of Faith Winner (BVI) located in Mainland China: Faith Winner (Jixian) Agriculture Development Company (“WFOE”) and (c) an entity located in Mainland China: Yanglin Soybean Group Co., Ltd. (“Yanglin”) which is controlled by the Company through contractual arrangements with WFOE, as if Yanglin were a wholly-owned subsidiary of the Company.

The Company, its subsidiaries and Yanglin are collectively referred to as “the Group”.

Faith Winner (BVI) and WFOE have entered into a series of agreements respectively with Yanglin and as a result of such agreements WFOE gained control of all of Yanglin’s assets, management and business as if Yanglin were a wholly-owned subsidiary of WFOE. These agreements included a loan agreement, a consigned management agreement, two consignment agreements of equity interests, an exclusive purchase option agreement, a registered trademark transfer contract and a trademark licensing agreement. The consignment agreements were entered into on September 1, 2007, and the other agreements were all signed on September 24, 2007. The exclusive purchase option agreement and the consigned management agreement were amended as of April 3, 2009.

YANGLIN SOYBEAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Stated in US Dollars) (Unaudited)

1.	ORGANIZATION AND PRINCIPAL ACTIVITIES (Continued)

Pursuant to the above-mentioned agreements, WFOE made a loan (“the Loan”) of $17 million on October 10, 2007 and it was utilized by Yanglin for working capital needs. In return, the Company obtained management control and an exclusive right to acquire all of the equity of Yanglin. The rights of existing shareholders of Yanglin were assigned by the consignment of equity interests to Faith Winner (BVI). The exclusive purchase agreement and the loan agreement restrict both Yanglin and its shareholders from significant decisions including but not limited to any amendments of articles of association or rules of Yanglin, any change in registered capital, any transfer, mortgage or disposal of Yanglin’s assets or income in a way that would affect WFOE’s security interest, entering any material contract (exceeding RMB5 million in value) and distributing any dividends to the shareholders. Pursuant to the consigned management agreement between WFOE and Yanglin, Yanglin agreed to entrust the business operations of Yanglin and its management to WFOE until WFOE formally acquires all equity or substantially all the assets of Yanglin. Under the consigned management agreement as amended on April 3, 2009, WFOE will provide financial, technical and human resources management services to Yanglin which will enable WFOE to control Yanglin's operations, assets and cash flows. In turn, WFOE will be entitled to 5% of Yanglin’s revenue on a yearly basis.

Under the Registered Trademark Transfer Agreement, Yanglin agreed to transfer to WFOE all of its rights in connection with the two trademarks, including without limitation the title of the trademarks and right to license ( the “Transferred Trademark”) for a purchase price of $1,000,000, which is subject to a purchase price adjustment based on the minimum appraised value on intellectual property (“IP”) rights allowed under PRC laws and regulations for such transfer. Under the Trademark Licensing Agreement, WFOE agreed to grant an exclusive license to Yanglin, for a term of 10 years, to use the Transferred Trademark for an annual licensing fee equal to 1% of Yanglin’s revenue of that year. The license fee and the management fee aforesaid – total of 6% of the revenue of Yanglin-entitled by WFOE are designed to approximate Yanglin’s annual net profit before tax. Any excess profit in Yanglin will not be distributed as dividend according to the contractual arrangements until WFOE exercises the Option Agreement to acquire all shareholders’ equity interest of Yanglin. If the 6% of license and management fees exceed the net profit before tax of Yanglin, the amount entitled to WFOE is limited to the actual annual net profit before tax of Yanglin under the contracts.

YANGLIN SOYBEAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Stated in US Dollars) (Unaudited)

1.	ORGANIZATION AND PRINCIPAL ACTIVITIES (Continued)

According to the exclusive purchase option agreement, WFOE has the exclusive purchase option to purchase all or part of Yanglin’s shareholders’ equity interest in Yanglin when and as permitted under PRC laws and regulations and any other party has no right to purchase any equity from the shareholders of Yanglin. The agreement provides that, unless otherwise required under PRC laws and regulations, the consideration for the equity transfer or the asset transfer under the agreement will be $17 million or such greater amount as required by the then applicable PRC law and regulations (the “Option Price”). Under the loan agreement and the exclusive purchase option agreement, the money received as the Option Price by the shareholders of Yanglin upon execution of the option shall be used to satisfy the repayment of the Loan. Therefore, the actual consideration of the investment in Yanglin is exactly the amount of the Loan. Under such contractual arrangements, all of the assets and equity including any residual profits of Yanglin are totally controlled by WFOE and will be formally captured upon exercise of the exclusive purchase option.

The loan of $17 million to Yanglin is considered as an investment in Yanglin by the Company through a series of contractual arrangements by way of the Loan. As a result of entering into the aforementioned agreements, WFOE should be deemed to control Yanglin as a Variable Interest Entity as required by FASB Interpretation No. 46 (revised December 2003) Consolidation of Variable Interest Entities, and Interpretation of ARB No. 51.

YANGLIN SOYBEAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Stated in US Dollars) (Unaudited)

2.	GENERAL

(a)	Basis of presentation

The accompanying unaudited interim consolidated financial statements as of June 30, 2009 and for the three and six months then ended June 30, 2009 and 2008 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the instructions to Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commission (“SEC”) and on the same basis as the annual audited consolidated financial statements. The unaudited interim consolidated balance sheet as of June 30, 2009, the unaudited interim consolidated statements of operations for the three and six months ended June 30, 2009 and 2008, the unaudited interim consolidated statement of stockholders’ equity for the six months ended June 30, 2009, and the unaudited interim condensed consolidated statements of cash flows for the six months ended June 30, 2009 and 2008 are unaudited, but include all adjustments, consisting only of normal recurring adjustments, which we consider necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The results for the six months ended June 30, 2009 are not necessarily indicative of results to be expected for the year ending December 31, 2009 or for any future interim period. The consolidated balance sheet at December 31, 2008 has been derived from audited consolidated financial statements; however, the notes to the  consolidated financial statements do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements. The accompanying unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2008 as filed with the SEC.

YANGLIN SOYBEAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Stated in US Dollars) (Unaudited)

2. GENERAL (Continued)

(b)	Principles of consolidation

The share exchange transaction has been accounted for as a recapitalization of the Company, where the Company (the legal acquirer) is considered the accounting acquiree and Faith Winner (BVI) (the legal acquiree) is considered the accounting acquirer. As a result of this transaction, the Company is deemed to be a continuation of the business of Faith Winner (BVI).

Accordingly, the accompanying financial statements are those of the accounting acquirer: Faith Winner (BVI). The historical stockholders’ equity of the accounting acquirer prior to the share exchange has been retroactively restated as if the share exchange transaction occurred as of the beginning of the first period presented.

Name of Company	Place of incorporation	Attributable interest

Faith Winner Investments Ltd	British Virgin Islands	100%

WFOE Agriculture Development Company	PRC	100%

Heilongjiang Yanglin Soybean Group Co. Ltd	PRC	100%
*Deemed variable interest entity member

(c)	Use of estimates

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

YANGLIN SOYBEAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Stated in US Dollars) (Unaudited)

2.	GENERAL (Continued)

(d)	Economic and political risks

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

(e)	Intangible assets

Intangible assets include land use rights and railway use rights.

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

(f)	Property, plant and equipment

Property, plant and equipment are carried at cost less accumulated depreciation.  Depreciation is provided over their estimated useful lives, using the straight-line method. Estimated useful lives of the property, plant and equipment are as follows:

Buildings	10 - 35 years
Machinery and equipment	3.5 - 30 years
Office equipment	4 - 20 years
Motor vehicles	6 - 10 years

The costs and related accumulated depreciation of assets sold or otherwise retired are eliminated from the accounts and any gain or loss is included in the statement of operations. The cost of maintenance and repairs is charged to operations when incurred, whereas significant renewals and betterments are capitalized.

YANGLIN SOYBEAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Stated in US Dollars) (Unaudited)

2.	GENERAL (Continued)

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

During the reporting periods, there were no impairment losses.

(h)	Inventories

Inventories consist of finished goods, and raw materials, and are stated at the lower of cost or market value. The cost of inventories is measured using a weighted average method. Substantially all inventory costs are determined using the weighted average basis. Finished goods are comprised of direct materials, direct labor and an appropriate proportion of production overheads.

(i)	Trade receivables

Trade receivables are recognized and carried at the original invoice amount less allowance for any uncollectible amounts. An allowance for doubtful accounts is maintained for all customers after considering a variety of factors, including the length of time past due, significant one-time events and the company’s historical experience.

YANGLIN SOYBEAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Stated in US Dollars) (Unaudited)

2.	GENERAL (Continued)

(j)	Cash and cash equivalents

The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.

	June 30, 2009	December 31, 2008
Cash on hand	$134,671	$40,298
Cash in banks	25,357,444	30,325,115

Total cash and cash equivalents	$25,492,115	$30,365,413

(k)	Foreign currency translation

The accompanying unaudited financial statements are presented in United States dollars.  The reporting currency of the Group is the U.S. dollar (USD). WFOE and Yanglin use its local currency, Renminbi (RMB), as its functional currency. Results of operations and cash flow are translated at average exchange rates during the period, and assets and liabilities are translated at the end of period exchange rates. Translation adjustments resulting from this process are included in accumulated other comprehensive income in stockholders’ equity. Transaction gains and losses that arise from exchange rate fluctuations from transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

The PRC government imposes significant exchange restrictions on fund transfers out of the PRC that are not related to business operations. These restrictions have not had a material impact on the Group because it has not engaged in any significant transactions that are subject to the restrictions.

The exchange rates used to translate amounts in RMB into USD for the purposes of preparing the consolidated financial statements were as follows:

	June 30, 2009	June 30, 2008
The closing rate at
RMB : USD exchange rate	6.8448	6.8718
Average six months ended
RMB : USD exchange rate	6.8432	7.0726
Average three months ended
RMB : USD exchange rate	6.8399	6.9696

The RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions.  There is no assurance that the RMB amounts could have been, or could be, converted into USD at the rates used in translation.

YANGLIN SOYBEAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Stated in US Dollars) (Unaudited)

2.	GENERAL (Continued)

(l)	Revenue recognition

Revenue is recognized upon the delivery of goods to customers. Revenue is recognized when all of the following criteria are met: Persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the seller’s price to the buyer is fixed or determinable, and collection is reasonably assured.

(m)	Costs of sales

Cost of sales consists primarily of direct material costs, direct labor cost, and applicable overhead costs attributable to the production of products.  Permanent write-down of inventory to lower of cost or market value is also reflected in cost of revenues. As of June 30, 2009, and for the three and six months ended June 30, 2009, there were no write-downs of inventories, since any write-downs below market are deemed temporary by management.

(n)	Advertising

The Group expenses all advertising expenses as incurred.  Advertising expenses included in selling expenses were $0 and $4,348 for the six months ended June 30, 2009 and 2008 respectively. Advertising expenses for the three months ended June 30, 2009 and 2008 were $0 and $216 respectively.

(o)	Shipping and handling

All shipping and handling costs are expensed as incurred.  Total shipping and handling expenses were $42,730 and $53,057 for the six months ended June 30, 2009 and 2008 respectively. Shipping and handling expenses for the three months ended June 30, 2009 and 2008 were $20,426 and $26,876 respectively.

(p)	Pension and Employee Benefits

Full time employees of the PRC entities participate in a government mandated multi-employer defined contribution plan pursuant to which certain pension benefits, medical care, unemployment insurance, employee housing fund and other welfare benefits are provided to employees. Chinese labor regulations require the Group to accrue for these benefits based on certain percentages of the employees' salaries. The Management believes full time employees who have passed the probation period are entitled to such benefits.  The total provisions for employee pension were $66,122 and $81,757 for the six months ended June 30, 2009, and 2008, respectively. The total provisions for employee pension for the three months ended June 30, 2009, and 2008 were $40,239 and $33,511 respectively.

YANGLIN SOYBEAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Stated in US Dollars) (Unaudited)

2.	GENERAL (Continued)

(q)	Income taxes

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

(r)	Statutory reserves

As stipulated by the PRC’s Company Law and as provided in WFOE’s and Yanglin’s Articles of Association, WFOE’s and Yanglin’s net income after taxation can only be distributed as dividends after appropriation has been made for the following:

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

On December 31, 2001, the Company established a statutory surplus reserve as well as a statutory common welfare fund and commenced to appropriate 10% and 5%, respectively of the PRC net income after taxation to these reserves. The amounts included in the statutory reserves consisted of surplus reserve of $3,752,424 and common welfare fund of $1,876,212 as of June 30, 2009.

(s)	Comprehensive income (loss)

Comprehensive income (loss) is defined to include all changes in equity except those resulting from investments by owners and distributions to owners.  Among other disclosures, all items that are required to be recognized under current accounting standards as components of comprehensive income (loss) are required to be reported in a financial statement that is presented with the same prominence as other financial statements. The Group’s current component of other comprehensive income (loss) is the foreign currency translation adjustment.

YANGLIN SOYBEAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Stated in US Dollars) (Unaudited)

2.  GENERAL (Continued)

(t)	Earnings per share

The Company reports earnings per share in accordance with the provisions of FAS 128, "Earnings Per Share.” FAS 128 requires presentation of basic and diluted earnings per share in conjunction with the disclosure of the methodology used in computing such earnings per share. Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted average common shares outstanding during the period. Diluted earnings per share takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock using the treasury method.

(u)	Subsequent events

We evaluated subsequent events through August 19, 2009, which represents the date the financial statements were approved by our audit committee for filing with the SEC.

(v)	Recent accounting pronouncements

In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”. FSP FAS 157-4 amends FAS 157 and provides additional guidance for estimating fair value in accordance with FAS 157 when the volume and level of activity for the asset or liability have significantly decreased and also includes guidance on identifying circumstances that indicate a transaction is not orderly for fair value measurements. This FSP shall be applied prospectively with retrospective application not permitted. This FSP shall be effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity early adopting this FSP must also early adopt FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments”. Additionally, if an entity elects to early adopt either FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” or FSP FAS 115-2 and FAS 124-2, it must also elect to early adopt this FSP. The adoption of FSP FAS 157-4 did not have a material impact on the Company’s consolidated financial statements.

YANGLIN SOYBEAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Stated in US Dollars) (Unaudited)

2.	GENERAL (Continued)

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 166, Accounting for Transfers of Financial Assets — an amendment of FASB Statement No. 140 (“FAS 166”) [ASC 860], which requires entities to provide more information regarding sales of securitized financial assets and similar transactions, particularly if the entity has continuing exposure to the risks related to transferred financial assets. FAS 166 eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets and requires additional disclosures. FAS 166 is effective for fiscal years beginning after November 15, 2009. The Company has not completed the assessment of what impact FAS 166 will have on the Company’s financial condition, results of operations or cash flows.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 167, Amendments to FASB Interpretation No. 46(R) (“FAS 167”), which modifies how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. FAS 167 clarifies that the determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. FAS 167 requires an ongoing reassessment of whether a company is the primary beneficiary of a variable interest entity. FAS 167 also requires additional disclosures about a company’s involvement in variable interest entities and any significant changes in risk exposure due to that involvement. FAS 167 is effective for fiscal years beginning after November 15, 2009. The Company has not completed the assessment of what impact FAS 167 will have on the Company’s financial condition, results of operations or cash flows.

In July 2009, the FASB issued SFAS 168, “The FASB Accounting Codification and the Hierarchy of Generally Accepted Accounting Principles” (“SFAS 168"). SFAS 168 supersedes SFAS 162 issued in May 2008. SFAS 168 will become the source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this Statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. SFAS 168 is effective for interim and annual periods ending after September 15, 2009. The adoption of SFAS 168 is not expected to have a material impact on our consolidated financial position or results of operations.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on our consolidated financial statements upon adoption.

YANGLIN SOYBEAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Stated in US Dollars) (Unaudited)

3.	FAIR VALUE

The Company has categorized our assets and liabilities recorded at fair value based upon the fair value hierarchy specified by SFAS 157.

The levels of fair value hierarchy are as follows:

•	Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that we have the ability to access.

•
Level 2 inputs utilize other-than-quoted prices that are observable, either directly or indirectly. Level 2 inputs include quoted prices for similar assets and liabilities in active markets, and inputs such as interest rates and yield curves that are observable at commonly quoted intervals.

•	Level 3 inputs are unobservable and are typically based on our own assumptions, including situations where there is little, if any, market activity.

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the Company categorizes such financial asset or liability based on the lowest level input that is significant to the fair value measurement in its entirety. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability.

Both observable and unobservable inputs may be used to determine the fair value of positions that are classified within the Level 3 category. As a result, the unrealized gains and losses for assets within the Level 3 category presented in the tables below may include changes in fair value that were attributable to both observable (e.g., changes in market interest rates) and unobservable (e.g., changes in historical company data) inputs.

The following are the major categories of assets measured at fair value on a nonrecurring basis during the six month period ended June 30, 2009, using quoted prices in active markets for identical assets (Level 1); significant other observable inputs (Level 2); and significant unobservable inputs (Level 3):

	Level 1: Quoted Prices in Active Markets for Identical Assets	Level 2: Significant Other Observable Inputs	Level 3: Significant Unobservable Inputs	Total at June 30, 2009	Total Impairment for the Six Months Ended June 30, 2009
Land use rights	$-0-	$-0-	$3,550,694	$3,550,694	$-0-
Railroad use rights	-0-	-0-	967,838	967,838	-0-
Total	$-0-	$-0-	$4,518,532	$4,518,532	$-0-

YANGLIN SOYBEAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Stated in US Dollars) (Unaudited)

4.	CREDIT RISK AND CUSTOMERS AND VENDORS CONCENTRATIONS

Financial instruments which potentially expose the Group to concentrations of credit risk, is cash and accounts receivable as of June 30, 2009 and December 31, 2008. The Group performs ongoing evaluations of its cash position and credit evaluations to ensure sound collections and minimize credit losses exposure.

As of June 30, 2009 and December 31, 2008, the Group’s non-restricted cash were all with banks in the PRC where there is currently no rule or regulation mandated on obligatory insurance of bank accounts.

As of June 30, 2009 and December 31, 2008, the Group’s restricted cash was with a trust account in the U.S. Cash accounts at financial institutions in the U.S. may exceed the federal depository insurance coverage limits. In October 2008, the FDIC increased its insurance from $100,000 per depositor to $250,000 and to an unlimited amount for non-interest bearing accounts. The coverage increase, which is temporary, extends through December 31, 2013.

For the three and six months ended June 30, 2009 and 2008, all of the Group’s sales were generated within the PRC. In addition, all accounts receivable as of June 30, 2009 and December 31, 2008 are from entities within the PRC.

For the three months ended June 30, 2009, no customer accounted for 10% or more of the Group’s revenue.

For the three months ended June 30, 2009, no vendor accounted for 10% or more of the Group’s purchases.

5.	CASH-RESTRICTED

Cash-restricted represent restricted cash maintained in a trust account in the United States for the purpose of payment for investor and public relations firms.

YANGLIN SOYBEAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Stated in US Dollars) (Unaudited)

6.	TRADE RECEIVABLES, NET

Details of trade receivables are as follows:

	June 30, 2009	December 31, 2008

Trade receivables, gross	$68,999	$9,352
Provision for allowance for doubtful accounts	(1,152)	(1,309)

Net balance at end of period	$67,847	$8,043

An analysis of the allowance for doubtful accounts for the three and six months ended June 30, 2009 is as follows:

	The six months ended June 30, 2009	The three months ended June 30, 2009

Balance at beginning of period/year	$1,311	$1,311
Addition of bad debt expense	(159)	(159)

Balance at end of period	$1,152	$1,152

An allowance for doubtful accounts is established when collection of the full amount is no longer probable.  Management reviews and adjusts this allowance periodically based on historical experience, current economic climate as well as its evaluation of the collectability of outstanding accounts. The Group evaluates the credit risks of its customers utilizing historical data and estimations of future performance.

YANGLIN SOYBEAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Stated in US Dollars) (Unaudited)

7.	OTHER RECEIVABLES

Details of other receivables are as follows:

	June 30, 2009	December 31, 2008
Advances for materials	$32,317	$32,271
Prepayment for customers’ transportation costs	22,589	-
Advances for traveling	16,401	11,417
Loans to employees	-	57,902
Sundry	5,148	13,400

Balance at end of period	$76,455	$114,990

Loans to employees are unsecured, interest-free, and repayable on demand.

8.	INVENTORIES

Inventories comprise of the following:

	June 30, 2009	December 31, 2008

Finished goods	$1,590,777	$904,375
Raw materials	6,059,239	2,991,959

Balance at end of period	$7,650,016	$3,896,334

Inventories were pledged as collateral for certain loans.

YANGLIN SOYBEAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Stated in US Dollars) (Unaudited)

9.	PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment comprise of the following at June 30, 2009 and December 31, 2008 respectively:

	June 30, 2009	December 31, 2008
At cost
Building	$9,298,264	$5,908,205
Machinery and equipment	28,677,416	15,826,005
Office equipment	131,796	130,512
Motor vehicles	1,167,011	1,165,410

	39,274,487	23,030,132

Less: accumulated depreciation	(9,307,731)	(7,725,246)

	29,966,756	15,304,886
Construction in progress	-	16,225,050

Balance at end of period	$29,966,756	$31,529,936

Building, machinery and equipment were pledged as collateral for certain loans.

Depreciation expense is included in the statement of operations and comprehensive (loss) income as follows:

	Three months ended June 30, 2009	Three months ended June 30, 2008	Six months ended June 30, 2009	Six months ended June 30, 2008

Cost of sales	524,178	328,552	$1,118,175	$630,404
General and administrative expenses	83,424	188,362	472,873	327,097

Total depreciation expense	607,602	516,914	$1,591,048	$957,501

YANGLIN SOYBEAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Stated in US Dollars) (Unaudited)

10.	INTANGIBLE ASSETS, NET

Intangible assets are as follows:

	June 30, 2009	December 31, 2008

Land use rights, at cost	$4,000,082	$3,994,597
Railway use rights, at cost	1,197,990	1,151,125
Less: accumulated amortization	(679,540)	(526,006)

Balance at end of period	$4,518,532	$4,619,716

Amortization expenses are included in the statement of operations and comprehensive (loss) income as follows:

	Three months ended June 30, 2009	Three months ended June 30, 2008	Six months ended June 30, 2009	Six months ended June 30, 2008

Cost of sales	$32,647	$855	$65,262	$42,217
General and administrative expenses	20,485	-	42,290	-

Total amortization expenses	$53,132	$855	$107,552	$42,217

Land use rights were pledged as collateral for certain loans.

YANGLIN SOYBEAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Stated in US Dollars) (Unaudited)

11.	SHORT-TERM BANK LOANS

Short-term bank loans are as follows:

	June 30, 2009	December 31, 2008	Collaterals

Loans from Agricultural Development Bank of China, interest rates at 5.31% per annum, due October 29, 2009	$6,282,141	$6,711,214	Building, machinery and equipment and land use rights

Loans from Agricultural Development
Bank of China, interest rates at 5.31%
per annum, due October 9, 2009	4,382,889	-	Inventories

Balance at end of period	$10,665,030	$6,711,214

These loans were obtained and used by Yanglin for working capital. Interest expense for the six months ended June 30, 2009 and 2008 were $228,165 and $483,204, respectively. Interest expense for the three months ended 30, 2009 and 2008 were $143,506 and $246,373 respectively.

12.	OTHER PAYABLES

Other payables are as follows:

	June 30, 2009	December 31, 2008
Due for construction	$823,475	$670,368
Sundry	13,039	13,035

Balance at end of period	$836,514	$683,403

Due for construction is the remaining portion of the total payment for construction projects, which is the retainage payable to construction companies after the Company accepts the work they have performed.

YANGLIN SOYBEAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Stated in US Dollars) (Unaudited)

13.	LOANS FROM RELATED PARTIES

Loans from related parties are as follows:

	June 30, 2009	December 31, 2008
Loans from certain employees, interest rates at 7.722% and 9.405% per annum respectively, with various installments, due October 28, 2016	$462,393	$489,827

Current portion due within one year	(59,169)	(55,149)

Balance at end of period	$403,224	$434,678

These loans were obtained and used by Yanglin for working capital. All of the installments due in 2008 were paid on their due dates.  Interest paid for the six months ended June 30, 2009 and 2008 were $17,352 and $24,318, respectively, and interest paid for the three months ended June 30, 2009 and 2008 were $8,507 and $12,226, respectively.

These loans are between Yanglin, Mr, Shulin Liu, the CEO of Yanglin, and certain employees and officers of Yanglin. Mr. Shulin Liu gifted 12 houses to these employees and officers for their long-term services, and these employees and officers personally obtained mortgage loans from Industrial and Commercial Bank of China, using these houses as collaterals, and simultaneously loaned the proceeds to Yanglin to be used as working capital. These employees and officers have been making payments for interests on and principals of the loans to the banks directly, and Yanglin would reimburse them for the full amount later.

The future principal payments under the bank loans as of June 30, 2009 are as follows:

Year	Amount
Within one year	$59,169
From one to five years	301,835
Greater than five years	101,389

Total	$462,393

YANGLIN SOYBEAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Stated in US Dollars) (Unaudited)

14.	CONVERTIBLE PREFERRED STOCK AND WARRANTS

On October 3, 2007, the Company sold 10,000,000 shares of Series A Convertible Preferred Stock and various stock purchase warrants for cash consideration totaling $21.5 million dollars. The exercise price, expiration date and number of share eligible to be purchased with the warrants are summarized in the following table:

Series of warrant	Number of shares	Exercise price	Contractual term
Series A	10,000,000	$2.75	5.00 years
Series B	5,000,000	$3.50	5.00 years
Series J	7,801,268	$2.37	1.50 years
Series C	7,801,268	$3.03	5.00 years
Series D	3,900,634	$3.85	5.00 years

On April 3, 2009, all J, C and D series of warrants expired.

The Series A Convertible Preferred Stock has liquidation rights senior to common stock and to any other class or series of stock issued by the Company not designated as ranking senior to or pari passu with Series A Convertible Preferred Stock.  In the event of a liquidation of the Company, holders of Series A Convertible Preferred Stock are entitled to receive a distribution equal to $2.15 per share prior to any distribution to the holders of common stock or any other stock that ranks junior to the Series A Convertible Preferred Shares. The Series A Convertible Preferred Stock is entitled to non-cumulative dividends only upon declaration of dividends by the Company.  To date, no dividends have been declared or accrued.  Series A Convertible Preferred Stock will participate based on their respective as-if conversion rates if the Company declares any dividends.  Holders of Series A Convertible Preferred Stock also have voting rights required by applicable law and the relevant number of votes shall be equal to the number of shares of Common Stock issuable upon conversion of Series A Convertible Preferred Stock.

The gross proceeds of the transaction were $21.5 million. The proceeds from the transaction were allocated to the Series A Convertible Preferred Stock, warrants and beneficial conversion feature based on the relative fair value of the securities.  The value of Series A Convertible Preferred Stock was determined by reference to the market price of the common stocks into which it converts, and the gross value of the warrants was calculated using the Black –Scholes model with the following assumptions:  expected life of 5 year, volatility of 27% and an interest rate of 4.24%.

The Company recognized a beneficial conversion feature discount on Series A Convertible Preferred Stock at its intrinsic value, which was the fair value of the common stock at the commitment date for Series A Convertible Preferred Stock investment, less the effective conversion price but limited to the $21.5 million of proceeds received from the sale. The Company recognized the $8.0 million beneficial conversion feature as an increase in paid in capital in the accompanying consolidated balance sheets on the date of issuance of Series A Convertible Preferred Stocks since these shares were convertible at the issuance date.

YANGLIN SOYBEAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Stated in US Dollars) (Unaudited)

14.	CONVERTIBLE PREFERRED STOCK AND WARRANTS (Continued)

The agreement also provides that if the Company doesn’t file, or if the registration statements aren’t declared effective throughout the required period, or if the Company ceases to trade on certain exchanges as defined, the Company shall pay damages equal to 1.5% of the amount invested for each calendar month capped at a cumulative damage payment amount of 15%.  Further, if the Company fails to obtain a listing on NASDAQ or the New York Stock Exchange, then 1,000,000 shares of common stock of the Company will be given to the investors.  The Company is accounting for these penalties in accordance with FAS 5 - Accounting for Contingencies, whereby the penalty will not be recorded as a liability until and if it is probable the penalty will be incurred. No penalty has been recorded in the accompanying consolidated financial statements as of June 30, 2009.

Pursuant to the Registration Rights Agreement dated as of October 3, 2007 by and among the Company and certain holders (the Holders), the Company agreed to have a registration statement registering certain of the securities of the Holders declared effective with the Securities and Exchange Commission on or prior to the Effectiveness Date defined in the Registration Rights Agreement, which was December 31, 2008, or pay the liquidated damages.

Although the registration statement has not yet been declared effective, pursuant to a Waiver and Release dated December 31, 2008, the Holders have waived their right to the liquidated damages for the Company’s failure to have the registration statement declared effective on or prior to the Effectiveness date under Registration Rights Agreement.

In exchange for the waiver and release of the liquidated damages, the Company entered into an Agreement dated December 31, 2008 (the Agreement). Under the Agreement, the Company agreed to hire and engage, by February 28, 2009, three (3) independent directors as defined by NASDAQ Rule 4200(a)(15) and who are acceptable to the Holders. Further, the Company shall comply with all of the provisions of NASDAQ Rule 4350 by February 28, 2009. If these requirements are not met, the Company shall pay to each Holder five percent (5%) of its initial investment under the Securities Purchase Agreement by and among the Company and the Holders dated October 3, 2007. On February 27, 2009, the Company signed an addendum to the Agreement with the Holders, which extended the deadline for hiring and engaging three (3) independent directors to March 13, 2009. On March 9, 2009, the Company adopted a form of new Bylaws, appointed three (3) independent directors, established three (3) standing committees under the Board of Directors (audit committee, compensation committee and governance and nominating committee), and approved the articles of the three (3) abovementioned standing committees and the Code of Conduct and Ethics, thus has been compliant with the provisions of NASDAQ Rule 4350. In addition, the Company agreed to effect and announce, no later than June 30, 2009, a change to the Company’s current independent audit firm and engage a new independent audit firm listed as a Top 10 audit firm according to Public Accounting Report’s 2008 Annual Audit Rankings to audit the 2009 financial statements and review the interim financial statements as of June 30, 2009.

YANGLIN SOYBEAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Stated in US Dollars) (Unaudited)

14.	CONVERTIBLE PREFERRED STOCK AND WARRANTS (Continued)

If these requirements are not met, the Company shall pay to each Holder ten percent (10%) of its initial investment under the Securities Purchase Agreement. Furthermore, the Company and the Holders agreed to extend the required Effectiveness Date of the Company’s Registration Statement filed with the Securities and Exchange Commission to June 30, 2009. The Company has complied with these requirements as of June 30, 2009.

YANGLIN SOYBEAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Stated in US Dollars) (Unaudited)

15.	EARNINGS (LOSS) PER SHARE

The calculation of the basic and diluted earnings (loss) per share attributable to the common stock holders is based on the following data:

	Three months ended Jun 30,		Six months ended June 30,
	2009	2008	2009	2008
Numerator
Earnings (loss):

Earnings (loss) for the purpose of basic
earnings (loss) per share	$(4,850,630)	$3,555,602	$(7,193,328)	$9,414,604

Effect of dilutive potential common stock	-	-	-	-

Earnings (loss) for the purpose of dilutive earnings (loss) per share	$(4,850,630)	$3,555,602	$(7,193,328)	$9,414,604

Denominator
Number of shares:

Weighted average number of common stock for the purpose of basic earnings (loss) per share	20,000,003	20,000,003	20,000,003	20,000,003

Effect of dilutive potential common stock - conversion of convertible preferred stock	10,000,000	10,000,000	10,000,000	10,000,000

Effect of dilutive potential common stock - conversion of warrants	1,610,169	7,221,144	1,949,765	6,546,082

Weighted average number of common stock for the purpose of dilutive earnings (loss) per share	31,610,172	37,221,147	31,949,768	36,546,085

The computation of basic loss per share for the three and six months ended June 30, 2009 and 2008 excludes the following potentially dilutive securities because their inclusion would be anti-dilutive.

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Common Stock Purchase Warrants
Series B	5,000,000	-	5,000,000	-
Series C	-	7,801,268	-	7,801,268
Series D	-	3,900,634	-	3,900,634

	5,000,000	11,701,902	5,000,000	11,701,902

YANGLIN SOYBEAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Stated in US Dollars) (Unaudited)

16.	INCOME TAXES

(a)
The Company is registered in the State of Nevada whereas its subsidiary, Faith Winner (BVI) being incorporated in the British Virgin Islands is not subject to any income tax and conducts all of its business through its PRC subsidiary, WFOE and Yanglin.

WFOE and Yanglin, being registered in the PRC, are subject to PRC’s Enterprise Income Tax. Under applicable income tax laws and regulations, an enterprise located in PRC, including the district where the Company’s operations are located, is subject to a 25% enterprise income tax (“EIT”).

However, Yanglin has been named as a National Key Leading Enterprise in Agriculture and awarded with a tax exemption for the years up to 2009.  Subsequent to December 31, 2009, a review by the central government of China is required for the extension of the tax exemption status.

A reconciliation between the income tax computed at the U.S. statutory rate and the Group’s provision for income tax is as follows:

	2009	2008

U.S. statutory rate	34%	34%
Foreign income not recognized in the U.S.	(34)%	(34)%
PRC Enterprise Income Tax	25%	25%
Tax exemption	(25)%	(25)%

Provision for income tax	-	-

(b)
During the reconciliation of our financial statements for the three and six months ended June 30, 2009 and 2008 between the PRC accounting regulations and US GAAP, temporary differences arose as the result of certain adjustments made. The Company has incurred a net loss of $7,193,357 in the six months ended June 30, 2009, which may be carried over for the next five years to deduct taxable income and thus reduce income tax expenses. Provided that the Company could maintain the status of National Key Leading Enterprise in Agriculture during the next five years,  the Company will not be subject to any income tax and thus the benefits of such carry-over losses can not be realized. If the Company can’t obtain the status of National Key Leading Enterprise in Agriculture during the next five years, it may realize the benefits of such carry-over losses.

We apply the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB 109” (“FIN 48”), which provides clarification related to the process associated with accounting for uncertain tax positions recognized in our unaudited interim condensed consolidated financial statements. FIN 48 prescribes a more-likely-than-not threshold for financial statement recognition and measurement of a tax position taken, or expected to be taken, in a tax return. FIN 48 also provides guidance related to, among other things, classification, accounting for interest and penalties associated with tax positions, and disclosure requirements.

YANGLIN SOYBEAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Stated in US Dollars) (Unaudited)

16.	INCOME TAXES (Continued)

We recognize accrued interest and penalties related to unrecognized tax benefits in the provision for income taxes in our condensed consolidated statements of operation. Our policy for recording interest and penalties associated with audits is to record such items as a component of income tax expense.

There have not been any material changes in our liability for unrecognized tax benefits, including interest and penalties, during the six months ended June 30, 2009. We do not currently anticipate that the total amount of unrecognized tax benefits will significantly increase or decrease within the next twelve months.

On October 3, 2007, income from the Company's foreign subsidiaries became subject to U.S. income tax law, however, this tax is deferred until foreign source income is repatriated to the Company, which has not yet occurred.

YANGLIN SOYBEAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Stated in US Dollars) (Unaudited)

17.	PARENT-ONLY FINANCIAL STATEMENTS

As mentioned in note 1 to the financial statements, as a result of entering into the contractual agreements, WFOE is deemed to control Yanglin as a Variable Interest Entity. These agreements may have the restrictions on the ability of Yanglin to transfer funds to the Company through intercompany loans, advances and cash dividends which consist of additional paid in capital, statutory reserves and retained earnings of $58,696,602 and $65,744,088 respectively as at June 30, 2009 and December 31, 2008.

The following presents unconsolidated financial information of the Company only:

Balance Sheets as of June 30, 2009 and December 31, 2008

	June 30, 2009	December 31, 2008

Pledged deposits - restricted	$484,000	$484,000
Investments in subsidiaries	65,373,870	72,421,357

Total assets	$65,857,870	$72,905,357

Other current liabilities	$179,719	$33,878

Total liabilities	179,719	33,878

Total shareholders’ equity	65,678,151	72,871,479

Total liabilities and shareholders’ equity	$65,857,870	$72,905,357

YANGLIN SOYBEAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Stated in US Dollars) (Unaudited)

17.	PARENT-ONLY FINANCIAL STATEMENTS (Continued)

Statements of Operations for the six months ended June 30:

	2009	2008

Investment (loss) income	$(7,047,486)	$9,426,604
General and administrative expenses	(145,842)	(12,000)

(Loss) income from operation before income taxes	(7,193,328)	9,414,604

Income taxes	-	-

Net (loss) income	$(7,193,328)	$9,414,604

ITEM 2-MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

The following discussion and analysis contains forward-looking statements about our plans and expectations of what may happen in the future. Forward-looking statements are based on a number of assumptions and estimates that are inherently subject to significant risks and uncertainties, and our results could differ materially from the results anticipated by our forward-looking statements as the result of many known and unknown factors, including, but not limited to, those factors discussed in "Risk Factors". See also the “Special Cautionary Notice Regarding Forward-looking Statements” set forth at the beginning of the report.

You should read the following discussion and analysis in conjunction with the unaudited consolidated financial statements, and the related footnotes thereto, appearing elsewhere in this report, and in conjunction with management’s discussion and analysis and the audited consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2008.

Company Overview

Yanglin Soybean, Inc.(“we” or the “Company”) is a leading non-genetically modified (non-GM) soybean processor in People’s Republic of China (PRC). We currently manufacture ordinary soybean oil, salad oil and soybean meal in bulk package, which are sold throughout the PRC to our customers directly or through distributors. Most of our customers (approximately 80%) are located in Northern PRC.

Our manufacturing process includes sifting, crushing, heating and pressing soybeans, extracting and separating oil from crushed soybeans, and cleansing, hydrating and packaging of oil as well as drying and packaging soybean meal. Currently, our main products include ordinary soybean oil, salad oil and soybean meal. We plan to broaden our product line to include high end products such as squeezed oil, powdered soy oil and protein concentrates, textured protein and defatted soybean powder, while greatly enlarging the production capacity of salad oil. We have installed the equipment for manufacturing squeezed oil and expanded the production line for salad oil and have started production of these products at the end of 2007. The production facilities for powdered soy oil have been built and are now in the trial production and “debugging” phase. The pilot production of protein concentrates has already begun, with small quantities of commercial grade product provided to customers for collecting feedback, so that we can adjust the specifications of the product to satisfy the specific needs of the customers. Defatted soy powder and textured protein will be launched in 2010, depending on the trend in market situation.

We sell our products under the “Yanglin” brand name primarily to various geographic regions of the PRC through our various distribution channels.

Our goal is to become the market leader in the non-GM soybean industry of PRC, and we believe that we can accomplish this objective in the near future. We are considering future expansion and an acquisition plan, which will significantly increase our processing capacity. The plan is still in a preliminary stage, but this will be a vital step in achieving our objective.

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

Major Performance Factors

Revenue

We derive our revenue mainly from the sales of 3 main products, namely soybean oil (4th grade), salad oil and soybean meal. The revenue may be affected by the following factors:

☐	Processing capacity of soybean;
☐	Pricing of the products;
☐	Market demand

Processing capacity of soybean. Our current annual processing capacity of soybean is 520,000 metric tons. We processed about 420,000 metric tons of soybean in 2008. Because the PRC government’s reserve purchase of soybean, at higher than normal market price, has increased the prices of soybean, our most important raw material, and the soybean from the US and South America, imported in exceptionally enormous quantity and at low cost, has put negative effect on the prices of domestic soybean products (please refer to the “Net Sales” section on page 37), we have voluntarily reduced processing volume and expect that the total processing volume of 2009 would be lower than that of 2008.

Pricing of the products. Generally, we determine the price of our products based on market price and our cost, while there is an overall trend of increase to compensate for the inflation. However, the prices would be affected by a series of factors, including but not limited to: the price trend of domestic soybean, the cost and volume of imported soybean, temporary changes in the supply-demand relationship, and general economic status and income level of consumers.

Market demand. The growth potential of our revenue depends on the market demand for our products. As the total market demand for these products is much larger than that is sufficient to absorb our production, and our products have been recognized as of high quality and we have established relationships with our customers, we can sell almost all of our production volume, and we believe that there is high growth potential for our sales.

Cost of Sales

Cost of sales generally consists of four major parts: raw materials, labor, production overhead and manufacturing related depreciation. Raw material mainly refers to soybean, and it accounts for the most significant part of the cost of sales (COS), or over 90%. Labor cost is relatively low and only makes up a very small portion of COS. Production overhead includes auxiliary materials, utility expenses, machinery maintenance costs, inspection costs and other related expenses, and represent about 3% of total cost of sales.

Cost of sales is mainly determined by the following factors, directly or indirectly:

☐	The availability and price of soybeans.
☐	Operating efficiency of production facilities.

The availability and price of soybeans. Raw material cost accounts for the major portion of our cost of sales, and soybean is the only major raw material, so its price fluctuation will have a material impact on our cost. The price of soybeans may be affected by a series of factors, including the production volume of soybeans, the weather, government policies, and the transactions of soybeans on domestic and international commodity markets.

From the end of 2008 until the end of June 2009, the Chinese government conducted a reserve purchase of soybean at higher than normal market price and this move effectively boosted the price of our most important raw material and caused our margins to be significantly reduced.

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

From the end of 2008 until the end of June 2009, the Chinese government conducted a reserve purchase of soybean at higher than normal market price, which has boosted our purchase costs of raw material, and there was exceptionally high volume of  soybean imported from the US and South America at low cost, putting negative effect on the prices of domestic soybean products (please refer to “cost of sales and gross profit” section on page 39 to 40), These environmental factors substantially reduced our gross profit margin, and as a result, we suffered from a negtive gross profit margin of 10.6% during the three months ended June 30, 2009.

Operating Expenses

Operating expenses consist of selling expenses and general and administrative expenses. Generally, operating expenses are only a small portion of total costs and expenses.

Selling expenses generally include business development expenses, sales meeting expenses, loading and handling, advertising, sales-related staff salaries and welfare expenses, and travel expenses. We expect that these expenses will rise considerably in the following years, as we will be recruiting more sales staff and expanding our sales network, establishing new sales channels, plus investing in promotion and advertising to promote and sell our products.

General and administrative expenses cover the depreciation of office buildings and equipment, office expenses and supplies, management and administrative salaries and other expenses. These expenses are generally more of a fixed nature. There may be an increase in these expenses, as we will restructure our organization to improve our management systems. As a public company, we need to maintain our internal control over financial reporting to comply with the Sarbanes-Oxley Act, which involves substantial redesign and restructure of our internal control system and processes.  We expect that this will cause a material increase in our management expenses.

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

Although we are subject to United States taxation, we do not anticipate incurring significant United States income tax liability for the foreseeable future because:

☐	we do not conduct any material business or maintain any branch office in the United States;

☐	the earnings generated from our non-U.S. operating companies are generally eligible for a deferral from United States taxation until such earnings are repatriated to the United States; and,

☐
we believe that we will not generate any significant amount of income inclusions under the income imputation rules applicable to a United States company that owns "controlled foreign corporations" for United States federal income tax purposes.

Therefore, we have made no provision for U.S. federal income taxes or tax benefits on the undistributed earnings and/or losses.

Yanglin, a PRC company, is subject to income taxes in the PRC. PRC enterprise income tax is calculated based on taxable income determined under PRC accounting principles. In accordance with Income Tax Law applicable to domestic companies, we are generally subject to an enterprise income tax rate of 25%.

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

Results of Operations

The Three Months Ended June 30, 2009 Compared with the Three Months Ended June 30, 2008

The following table shows the operating results for the three months ended June 30, 2009, and June 30, 2008.

Consolidated Statement of Operations and Comprehensive (Loss) Income	The three months ended Jun. 30, 2009	The three months ended Jun. 30, 2008
	($)	($)
	(unaudited)	(unaudited)
Sales revenue (net of discounts, returns and allowances)	39,753,637	76,273,814
Other sales		-
Cost of sales	(43,973,079)	(71,857,724)
Gross (loss) profit	(4,219,442)	4,416,090
Selling expenses	(60,303)	(64,545)
General and administrative expenses	(548,589)	(552,129)
(Loss) income from operations	(4,828,334)	3,799,416
Interest income	71,795	35,514
Interest expense	(94,091)	(264,980)
Other income	-	-
Other expenses	-	(14,348)
(Loss) income from operations before income tax	(4,850,630)	3,555,602
Income tax	-	-
Net (loss) income	(4,850,630)	3,555,602
Foreign currency translation adjustment	(16,447)	1,470,797
Comprehensive (loss) income	(4,867,077)	5,026,399

Net Sales

	For The Three Months Ended June 30		Period to Period Change
	2009 Amount ($)	2008 Amount ($)	Amount ($)%
Soybean meal	24,255,224	42,986,207	(18,730,983)	-43.6%
Soybean oil	10,327,314	24,574,383	(14,247,069)	-58.0%
Salad Oil	1,882,974	8,713,224	(6,830,249)	-78.4%
Squeezed oil	358,026	-	358,026
Soy protein concentrates	355,116	-	355,116
Low-temp soy meal	2,574,983	-	2,574,983
Total Net Sales	39,753,637	76,273,814	(36,520,177)	-47.9%

Net sales revenue was $39,753,637 for the three months ended June 30, 2009, a decrease of $36,520,177 or -47.9% from $76,273,814 for the three months ended June 30, 2008. An analysis by product shows that the revenue of soybean meal, soybean oil and salad oil all decreased period over period at rates of -43.6%, -58.0% and -78.4%, respectively. This was due to our policy to reduce production volume voluntarily in reaction to the difficulties caused by several environmental factors, including the exceptionally high volume of soybean import and the Chinese government’s reserve purchase of soybean.

For several years, China has been importing genetically-modified (GM) soybeans from the US and South America. Such soybeans have been imported in large volume, and the import volume reached a peak from October 2008 to February 2009, exceeding 3 million tons each month during the period, representing a material increase when compared to the same period of the previous years. The imported beans are sold at a price much lower than domestically produced soybeans, aided by extremely low sea freight costs at the time, presenting a low cost alternative to some of domestic processors who previously used domestic beans as raw materials. This rendered a negative impact on the domestic soybeans by making it harder for Chinese farmers to sell their higher-cost beans. It also imposed a significant influence on China’s domestic market prices of soybean products, as the soybean products made from the imported beans, which basically have the same functions as the products made from domestically produced non-GM soybeans, can be sold at lower prices than their domestic counterparts due to the lower cost of raw materials.

In response to this influence, the Chinese government launched a national strategic reserve purchase in late 2008, especially in China’s major soybean producing area, Heilongjiang, where we are located, in order to maintain the prices of domestic non-GM soybeans and protect the interests of the farmers. Before it ended the purchase by the end of June 2009, the government had purchased over 6 million tons. The government offered the farmers a price about 12% higher than the normal market price in our local area, which we used to pay to the farmers. Thus the local price level of soybean was raised, and therefore, we could not purchase soybeans at a price lower than the government price. Meanwhile, the sales price of soybean products were maintained at low levels due to the impact of imported beans, so we would incur gross loss in our production due to the high costs of raw materials and the low selling prices of finished goods, which significantly reduced our profit margin.  Generally, as the costs of soybean occupy a share of over 90% in our total costs of sales, while the fixed costs component is not material, the more soybeans we would process, the more loss we would suffer.

Under such severe situation, the logical decision for us was to reduce processing and production volume to reduce the losses. In the three months ended June 30, 2009, we processed 91,233 metric tons of soybeans and produced 64,363 tons of soybean meal, 12,725 tons of soybean oil and 2,127 tons of salad oil, compared to 117,480 metric tons of soybeans, 94,042 tons of soybean meal, 15,013 tons of soybean oil and 4,825 tons of salad oil respectively for the three months ended June 30, 2008, resulting in negative growth rates of -22.3%, -31.6%, -15.2% and -55.9%, respectively.

Consequently, in the three months ended June 30, 2009, we sold 65,025 tons of soybean meal, 12,352 tons of soybean oil and 2,089 tons of salad oil, achieving negative growth rates of -30.6%, -18.9% and -56.8%, respectively, over the three months ended June 30, 2008, when we sold 93,695 tons of soybean meal, 15,229 tons of soybean oil and 4,837 tons of salad oil. Thus, there has been a large decrease in sales revenue.

Whether this difficult situation may be changed depends on a series of factors, including the government’s reaction to the pleading of domestic soybean processors, the change in the production volume and hence supply to the Chinese market by US and South America. We will adjust our policies in response to the changes in the environment, and increase our processing and production volume to increase sales revenue when the relationship between the costs of raw materials and the prices of our products returns to normal status.

Cost of Sales and Gross Profit

	For The Three Months Ended June 30,				Period to Period Change
	2009		2008
	Amount ($)	% of Sales Revenue	Amount ($)	% of Sales Revenue	Amount ($)%
Soybean meal	(27,108,821)	111.8%	(40,186,571)	93.5%	13,077,750	-32.5%
Soybean oil	(11,128,107)	107.8%	(23,472,855)	95.5%	12,344,748	-52.6%
Salad oil	(2,025,787)	107.6%	(8,198,298)	94.1%	6,172,512	-75.3%
Squeezed oil	(400,381)	111.8%	-	-	(400,381)
Soy protein concentrates	(420,258)	118.3%	-	-	(420,258)
Low-temp soy meal	(2,889,725)	112.2%	-	-	(2,889,725)
Cost of Sales	(43,973,079)	110.6%	(71,857,724)	94.2%	27,884,645	-38.8%

Soybean meal	(2,853,597)	-11.8%	2,799,636	6.5%	(5,653,233)	-201.9%
Soybean oil	(800,793)	-7.8%	1,101,528	4.5%	(1,902,321)	-172.7%
Salad Oil	(142,813)	-7.6%	514,926	5.9%	(657,739)	-127.7%
Squeezed oil	(42,355)	-11.8%	-	-	(42,355)
Soy protein concentrates	(65,142)	-18.3%	-	-	(65,142)
Low-temp soy meal	(314,742)	-12.2%	-	-	(314,742)
Gross Profit	(4,219,442)	-10.6%	4,416,090	5.8%	(8,635,532)	-195.5%

Our cost of sales for the three months ended June 30, 2009 decreased by $27,884,645 or 38.8% over the three months ended June 30, 2008, while the ratio of cost as a percentage to net sales value rose from 94.2% to 110.6% over the period. On the other hand, we recorded a gross loss of $4,219,442 in the three months ended June 30, 2009, in comparison to a gross profit of $4,416,090 in the three months ended June 30, 2008, and the gross profit margin dropped from 5.8% for the three months ended June 30, 2008 to -10.6% for the three months ended June 30, 2009. The main reasons for the changes in the cost of sales and gross profit were the negative impact of imported soybeans and the national reserve purchase conducted by PRC government as previously discussed.

China has been a major importer of genetically-modified (GM) soybeans, and the import of such soybeans have reached a new peak level in the last quarter of 2008 and the first quarter of 2009, showing a strong period-over-period growth (please refer to the section “Net Sales” above). The selling prices of imported beans are much lower than that of domestically produced soybeans, also aided by extremely low sea freight costs at the time, offering a low cost alternative to some of domestic processors which used to use domestic beans as raw materials and causing a negative impact in China’s soybean products market, as the imported beans can be used to produce almost all kinds of major soybean products. These products can be used in basically the same manners as those made from domestically produced non-GM soybeans, but can be sold at much lower prices than their domestic counterparts due to the lower cost of raw materials, so the prices of soybean products were kept at low levels over the first half of 2009.

Meanwhile, in response to the above problem, the Chinese government initiated a national strategic reserve purchase in late 2008. Under the plan, Chinese government has, using its own cash and storage facilities, purchased over 6 million tons of soybeans in China’s major soybean producing areas, especially in Heilongjiang, at a price significantly favorable to normal market price, about 12% higher than the latter, in order to upkeep the prices of domestic non-GM soybeans and protect the interests of the farmers. Thus a serious problem was created for domestic soybean processors using domestic non-GM soybeans as raw materials, including Yanglin: the government’s purchase has effectively raised local price level of soybean and the expectation for revenue of the farmers as well, so it was very hard for the processors to purchase soybeans at lower than government price, thus their costs of raw materials have been greatly increased. Meanwhile, the prices of soybean products were still at low levels due to the impact of imported beans, so soybean processors would inevitably incur gross loss because the low prices of finished goods couldn’t compensate for the high costs of raw materials. Generally, the more soybeans we would process, the more loss we would suffer.

Our response was to reduce purchasing volume and production volume, and as a result the value of cost of sales was lowered. But this policy could only decrease gross loss instead of eliminating it under the difficult situation. Meanwhile, to reduce costs of raw materials, we have been purchasing the soybeans not meeting the government’s strict standards (the government requires that the water content of soybeans should be lower than 13%, while there are many soybeans with water content of 17% to 18%), and the purchase price of such beans was close to previous normal market price. However, the high water content of such beans means lower output of soybean oil, which also caused the gross margin to fall.

We will not increase processing volume and production volume largely until the relationship between the costs of raw materials and the prices of our products restores to normal status, so it may be expected that our cost of sales and gross profit, if any, may be at relatively low levels in the remaining time of 2009.

To counter the current difficulties, we have taken and will take a combination of measures, including purchasing soybeans with higher water content as mentioned above. We will also implement strict cost-saving policies, including lowering production capacity utilization ratio, and granting many employees temporary non-payment vacations. Along with other domestic processors, we are now calling the government to grant subsidy to soybean processors for using domestically produced soybeans, so that we can be competitive and profitable in the market.

Operating Expenses

	For The Three Months Ended June 30				Period to Period
	2009	% of Sales	2008	% of Sales	Change
	Amount ($)	Revenue	Amount ($)	Revenue	Amount ($)%
Selling Expenses	(60,303)	0.2%	(64,545)	0.1%	(4,242)	-6.6%
General & Administrative Expenses	(548,589)	1.4%	(552,129)	0.7%	(3,540)	-0.6%
Total Operating Expenses	(608,892)	1.6%	(616,674)	0.8%	(7,782)	-1.3%

Selling expenses for the three months ended June 30, 2009 decreased by $4,242 or 6.6% as compared to the three months ended June 30, 2008. This was basically in line with the decrease in sales volume over the period. As a percentage of net sales, selling expenses increased from 0.1% to 0.2% period over period, mostly due to the decrease in sales revenue.

General and administrative expenses for the three months ended June 30, 2009 fell by $3,540 or 0.6% over the three months ended June 30, 2008. These expenses were mainly depreciation of fixed assets used for management purpose. As a percentage of net sales, general and administrative expenses rose from 0.7% for the three months ended June 30, 2008 to 1.4% for the three months ended June 30, 2009. Such change in ratio was obviously caused in large part by the decrease of sales revenue over the period.

Net Income

	For The Three Months Ended June 30				Period to Period
	2009	% of Sales	2008	%of Sales	Change
	Amount ($)	Revenue	Amount ($)	Revenue	Amount ($)%
Income from operations	(4,828,334)	-12.1%	3,799,416	5.0%	(8,627,750)	-227.1%
Interest expenses	(94,091)	-0.2%	(264,980)	-0.3%	170,889	-64.5%
Interest income	71,795	0.2%	35,514	0.0%	36,281	102.2%
Other expense	-	0.0%	(14,348)	0.0%	14,348	-100.0%
Other income	-	0.0%	-	0.0%
Income tax	-	-	-	-	-
Net income	(4,850,630)	-12.2%	3,555,602	4.7%	(8,406,232)	-236.4%

Income from operations fell by 227.1% or $8,627,750 for the three months ended June 30, 2009, to a loss of $4,828,334, as compared to a profit of $3,799,416 for the three months ended June 30, 2008, primarily due to the same reasons of the decrease in sales revenue and the drop in gross margin (please refer to the sections “Net Sales” and “Cost of Sales and Gross Profit” above). At the same time, operating margin fell from 5.0% to a negative 12.1%.

Interest expenses decreased by $170,889 or 64.5% from the three months ended June 30, 2008 to the three months ended June 30, 2009. The changes were mainly caused by the decrease of bank borrowings, due to reduced working capital needs as we decreased our production volume. Interest income saw an increase of 102.2%, because we were able to keep a large cash reserve as we reduced operation level.

Since we have been recognized as a “Key Leading Enterprise” in the industrialization of the agriculture industry by the Chinese government, we enjoy a complete exemption from income taxes. This status is usually reviewed in every two years, and the next review has currently been postponed and scheduled for the end of 2009.

Net income decreased by $8,406,232 or 236.4% from the three months ended June 30, 2008 to the three months ended June 30, 2009. During the same period, net profit margin fell from 4.7% to a negative 12.2%. This was related to the same reasons for the changes in income from operations (please refer to the section “Cost of Sales and Gross Profit” above).

The Six Months Ended June 30, 2009 Compared with the Six Months Ended June 30, 2008

The following table shows the operating results for the six months ended June 30, 2009 and June 30, 2008.

2008.

Consolidated Statement of Operations	The six months ended Jun. 30, 2009 ($)	The six months ended Jun. 30, 2008 ($)
	(unaudited)	(unaudited)
Sales revenue (net of discounts, returns and allowances)	82,787,863	$141,549,672
Other sales		-
Cost of sales	(88,143,629)	(130,296,704)
Gross (loss) profit	(5,355,766)	11,252,968
Selling expenses	(129,553)	(118,970)
General and administrative expenses	(1,580,773)	(1,244,941)
(Loss) income from operations	(7,066,092)	9,889,057
Interest income	119,312	53,798
Interest expense	(245,517)	(513,903)
Other income	29	-
Other expenses	(1,060)	(14,348)
(Loss) income from operations before income tax	(7,193,328)	9,414,604
Income tax	-	-
Net (loss) income	(7,193,328)	9,414,604
Foreign currency translation adjustment	101,058	3,872,808
Comprehensive (loss) income	(7,092,270	13,287,412

Net Sales

	For The Six Months Ended June 30		Period to Period Change
	2009	2008
Item	Amount ($)	Amount ($)	Amount ($)%
Soybean meal	53,773,137	80,862,202	(27,089,065)	-33.5%
Soybean oil	21,922,595	44,537,225	(22,614,630)	-50.8%
Salad Oil	3,719,970	16,150,245	(12,430,275)	-77.0%
Squeezed oil	443,479	-	443,479
Soy protein concentrates	354,945	-	354,945
Low-temp soy meal	2,573,737	-	2,573,737
Total Net Sales	82,787,863	141,549,672	(58,761,809)	-41.5%

Net sales was $82,787,863 for the six months ended June 30, 2009, a decrease of $58,761,809 or 41.5% from $141,549,672 for the six months ended June 30, 2008. An analysis by product shows that the revenue of the three main products, namely soybean meal, soybean oil and salad oil all dropped period over period at rates of -33.5%, -50.8% and -77.0% respectively. This was due to our policy to reduce production volume voluntarily, in reaction to the difficulties caused by several environmental factors, including the exceptionally high volume of soybean import and the Chinese government’s reserve purchase of soybean (please refer to “Net Sales” section on page 40).

Based on the situation, the logical decision for us was to reduce processing and production volume to reduce the losses. In the six months ended June 30, 2009, we processed 186,575 metric tons of soybeans and produced 140,869 tons of soybean meal, 26,871 tons of soybean oil and 3,950 tons of salad oil, compared to 223,880 metric tons of soybeans, 179,138 tons of soybean meal, 28,505 tons of soybean oil and 9,283 tons of salad oil respectively for the six months ended June 30, 2008, resulting in negative growth rates of -16.7%, -21.4%, -5.7% and -57.5%, respectively.

Consequently, in the six months ended June 30, 2009, we sold 141,378 tons of soybean meal, 26,598 tons of soybean oil and 4,313 tons of salad oil, achieving negative growth rates of -20.7%, -6.5% and -53.6%, respectively, over the six months ended June 30, 2008, we sold 178,395 tons of soybean meal, 28,455 tons of soybean oil and 9,288 tons of salad oil. Thus, there has been a large decrease in sales revenue.

Cost of Sales and Gross Profit

	For The Six Months Ended June 30				Period to Period Change
	2009	% of Sales	2008	% of Sales
	Amount ($)	Revenue	Amount ($)	Revenue	Amount ($)%
Soybean meal	(57,222,038)	106.4%	(75,131,689)	92.9%	(17,909,651)	-23.8%
Soybean oil	(23,216,668)	105.9%	(40,593,245)	91.1%	(17,376,577)	-42.8%
Salad Oil	(3,903,058)	104.9%	(14,571,770)	90.2%	(10,668,712)	-73.2%
Squeezed oil	(493,482)	111.3%	-	-	493,482
Soy protein concentrates	(420,055)	118.3%	-	-	420,055
Low-temp soy meal	(2,888,328)	112.2%	-	-	2,888,328
Cost of Sales	(88,143,629)	106.5%	(130,296,704)	92.1%	(42,153,075)	-32.4%

Soybean meal	(3,448,901)	-6.4%	5,730,513	7.1%	(9,179,414)	-160.2%
Soybean oil	(1,294,073)	-5.9%	3,943,980	8.9%	(5,238,053)	-132.8%
Salad Oil	(183,088)	-4.9%	1,578,475	9.8%	(1,761,563)	-111.6%
Squeezed oil	(50,003)	-11.3%	-	-	(50,003)
Soy protein concentrates	(65,110)	-18.3%	-	-	(65,110)
Low-temp soy meal	(314,591)	-12.2%	-	-	(314,591)
Gross Profit	(5,355,766)	-6.5%	11,252,968	7.9%	(16,608,734)	-147.6%

Our cost of sales for the six months ended June 30, 2009 fell by $42,153,075 or 32.4% over the six months ended June 30, 2008, while the ratio of cost as a percentage to net sales value rose from 92.1% to 106.5% over the period. On the other hand, we recorded a gross loss of $5,355,766 in the six months ended June 30, 2009, in comparison to a gross profit of $11,252,968 in the six months ended June 30, 2008, and the gross profit margin dropped from 7.9% in 2008 a six months loss of 6.5%. The main reasons for the changes in the cost of sales and gross profit were the negative impact of imported soybeans and the national reserve purchase conducted by PRC government (please refer to “Cost of Sales and Gross Profit” section on page 39 to 40).

Operating Expenses

	For The Six Months Ended June 30				Period to Period
	2009	% of Sales	2008	% of Sales	Change
	Amount ($)	Revenue	Amount ($)	Revenue	Amount ($)%
Selling Expenses	(129,553)	0.2%	(118,970)	0.1%	10,583	8.9%
General & Administrative Expenses	(1,580,773)	1.9%	(1,244,941)	0.9%	335,832	27.0%
Total Operating Expenses	(1,710,326)	2.1%	(1,363,911)	1.0%	346,415	25.4%

Selling expenses for the six months ended June 30, 2009 increased by $10,583 or 8.9% as compared to the six months ended June 30, 2008. This was basically due to the amortization of the usage fees of the dedicated railway that classified into selling expenses. As a percentage of net sales, selling expenses increased from 0.1% to 0.2% period over period, mostly due to the decrease in sales revenue.

General and administrative expenses for the six months ended June 30, 2009 rose by $335,832 or 27.0% over the six months ended June 30, 2008. These expenses were mainly depreciation of fixed assets used for management purpose. As a percentage of net sales, general and administrative expenses rose from 0.9% for the six months ended June 30, 2008 to 1.9% for the six months ended June 30, 2009.

Net Income

	For The Six Months Ended June 30				Period to Period
	2009	% of Sales	2008	%of Sales	Change
	Amount ($)	Revenue	Amount ($)	Revenue	Amount ($)%
Income from operations	(7,066,092)	-8.5%	9,889,057	7.0%	(16,955,149)	-171.5%
Interest expenses	(245,518)	-0.3%	(513,903)	-0.4%	268,385	-52.2%
Interest income	119,312	0.1%	53,798	0.0%	65,514	121.8%
Other expense	(1,060)	0.0%	(14,348)	0.0%	13,288	-92.6%
Other income	29	0.0%	-	0.0%	29
Income tax	-	-	-	-	-
Net income	(7,193,329)	-8.7%	9,414,604	6.7%	(16,607,933)	-176.4%

Income from operations decreased by 171.5% or $16,955,149 for the six months ended June 30, 2009, to a loss of $7,066,092, as compared to a profit of $9,889,057 for the six months ended June 30, 2008, primarily due to the same reasons of the decrease in sales revenue and the drop in gross margin (please refer to the sections “Net Sales” and “Cost of Sales and Gross Profit” above). At the same time, operating margin fell from 7.0% to a negative 8.5%.

Interest expenses decreased by $268,385 or 52.2% from the six months ended June 30, 2008 to the six months ended June 30, 2009. As a percentage of net sales, interest expense was only 0.3% for the six months ended June 30, 2009, compared to 0.4% for the six months ended June 30, 2008. The changes were mainly caused by the decrease of bank borrowings, due to shrinked working capital needs as we reduced our production volume. Interest income saw an increase of 121.8%, because we were able to keep a large cash reserve as we reduced operation level.

Since we have been recognized as a “Key Leading Enterprise” in the industrialization of the agriculture industry by the PRC government, we enjoy a complete exemption from income taxes. This status is usually reviewed in every two years, and the next review has currently been postponed and scheduled for the end of 2009.

Net income decreased by $16,607,933 or 176.4% from the six months ended June 30, 2008 to the six months ended June 30, 2009. During the same period, net profit margin fell from 6.7% to a negative 8.7%. This was related to the same reasons for the changes in income from operations (please refer to the section “Cost of Sales and Gross Profit” above).

Liquidity and Capital Resources

Generally, we finance our business with cash flow from operations and short-term bank loans and we use shareholders’ equity investment and retained earnings to meet our operating and capital expenditures.

Working capital is current assets less current liabilities. As at June 30, 2009, we have current assets of $45.3 million, comprising of cash, inventories and advances to suppliers at the point of purchase, and current liabilities of $13.6 million, mostly short-term bank loans and customer deposits, so we have a current ratio of 3.33 and high liquidity.

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

According to the above pattern, our working capital requirements will reach a high level in the period from the coming October till the end of 2009, as we will need large amount of cash to purchase raw materials to satisfy the production of the following quarters, and the needs will decrease gradually over the first six months of 2010.

Operating Activities

The Six Months Ended June 30, 2009 Compared with the Six Months Ended June 30, 2008

Cash used in operating activities for the six months ended March 31, 2009 was $ 8,784,541, while cash provided by operating activities for the six months ended June 30, 2008 was $1,684,250 This was mainly due to the increase in the cost of inventories, especially those of raw materials, caused by the rise in soybean price due to the PRC government’s purchase at higher than market price, and the increase in prepaid VAT and other taxes, which are paid when raw material is purchased.

At the end of 2008, the PRC government conducted a national strategic reserve purchase of soybeans, which was designed to uphold the price of domestically produced non-GM soybeans (please refer to the section “Net Sales” and “Cost of Sales and Gross Profit” above). The designated purchase price was about $52 per ton higher than normal market price, and we had to purchase soybeans at close to this price level for a considerable part of our raw materials. Consequently, we had to input more cash resources to procure raw materials, and the number reached $3.7 million in the six months ended June 30, 2009. We also spent $2.3 million more cash into prepaid VAT, which mostly comprises the incoming VAT included in the gross purchase price of the soybean we have bought.

Due to the decrease in purchasing volume, we released $2.3 million from advances to suppliers, which was used to secure the supply of raw materials.

Generally, our cash flows are stable, as we sell mostly on cash basis, with minimal trade receivables, and usually, our products are sold just a few days after they are produced. For the six months ended June 30, 2009, our cash flows were affected negatively by the increasing costs of raw materials, and we expect that the cash flows status may be improved later, as it’s possible that we may be able to increase our revenue and profit and the sales of our products is still very robust (please refer to the section “Net Sales” and “Cost of Sales and Gross Profit” above).

Investing Activities

The Six Months Ended June 30, 2009 Compared with the Six Months Ended June 30, 2008

Net cash used in investing activities for the six months ended June 30, 2009 was $ 48,962, compared to net cash used in investing activities $1,163,649 for the six months ended June 30, 2008. The major reason for this change was that we have completed the majority of our construction projects, including the renovation of Plant 2, and there was a part of the payments for these plant and equipment in this period. All the cash used in the six months ended June 30, 2009, was payment for plant and equipment.

Financing Activities

The Six Months Ended June 30, 2009 Compared with the Six Months Ended June 30, 2008

Net cash provided by financing activities was $ 3,917,392 for the six months ended June 30, 2009, compared to net cash used in financing activities of $23,005 for the six months ended June 30, 2008. The major reason for this change was that we increased our bank borrowing by $ 6,575,842 while we only repaid $ 2,658,450 of bank loans due.

Loans

The balance of short-term bank loans was $10,665,030 at June 30, 2009, as compared to $6,711,214 at December 31, 2008. This was caused by the additional bank loans made to satisfy the needs for purchasing soybeans with higher average cost (please refer to the section “Cost of Sales and Gross Profit” above).

The balance of our long-term bank loans was about $462,393 at June 30, 2009, compared to $489,827 at December 31, 2008. This was caused by repayment of the principal. These loans are related-party transactions between Yanglin, Mr, Shulin Liu, the CEO of Yanglin, and certain employees and officers of Yanglin. Mr. Shulin Liu gifted 12 houses to these employees and officers for their long-term services, and they personally obtained mortgage loans from Industrial and Commercial Bank of China, using these houses as collaterals, and borrowed the loans simultaneously to Yanglin to be used as working capital. These employees and officers have been making payments for interests on and principals of the loans to the banks directly, and Yanglin would pay them back in full amount later.

Currently we have a credit line of up to RMB 190 million, or about USD 27.76 million, based on our credit rank AA granted by Agricultural Development Bank. We believe that this would be sufficient for our future working capital needs at the current operation and capacity level.

The material terms of the credit line are:

1.	The term of the credit line is one year.
2.	The circumstances under which the funds can be borrowed: The loan borrowed within this credit line can only be used to purchase crops, i.e. soybeans in our case.
3.
The additional approvals that may be required: When Yanglin applies to actually borrow the funds, the bank should confirm the conditions and/or circumstances of the loan, and report to the appropriate higher level within the bank to verify, examine and approve such applications, before actually releasing any money to Yanglin under the maximum credit line.

4.	The restrictions on the use of the funds: The funds borrowed from this credit line can only be used to purchase crops, i.e. soybeans in our case.
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

Commitments and Contingencies

We have no future cash commitments or contingent liabilities as at June 30, 2009.

Critical Accounting Policies and Estimates

The preparation of our unaudited interim condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to exercise its judgment. We exercise considerable judgment with respect to establishing sound accounting policies and in making estimates and assumptions that affect the reported amounts of our assets and liabilities, our recognition of revenues and expenses, and disclosure of commitments and contingencies at the date of the financial statements.

On an ongoing basis, we evaluate our estimates and judgments. Areas in which we exercise significant judgment include, but are not necessarily limited to, accrued expenses, the estimated useful lives for amortizable intangible assets and property, plant and equipment, and warrants granted in connection with various financing transactions.

We base our estimates and judgments on a variety of factors including our historical experience, knowledge of our business and industry, current and expected economic conditions, the attributes of our services and products and the regulatory environment. We periodically re-evaluate our estimates and assumptions with respect to these judgments and modify our approach when circumstances indicate that modifications are necessary.

While we believe that the factors we evaluate provide us with a meaningful basis for establishing and applying sound accounting policies, we cannot guarantee that the results will always be accurate. Since the determination of these estimates requires the exercise of judgment, actual results could differ from such estimates.

Please refer to our Annual Report on Form 10-K for the year ended December 31, 2008 filed with the SEC for a discussion of our critical accounting policies. During the three months ended June 30, 2009, there were no material changes to these policies.

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

ITEM 3—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4—CONTROLS AND PROCEDURES

a. Disclosure Controls and Procedures

As required by Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act, our management has carried out an evaluation, with the participation and under the supervision of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2009.

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

Management conducted its evaluation of disclosure controls and procedures under the supervision of our chief executive officer and our chief financial officer. Based upon, and as of the date of this evaluation, our chief executive officer and chief financial officer concluded that, as of June 30, 2009, our disclosure controls and procedures were not effective due to the material weaknesses and significant deficiencies in our internal control over financial reporting described below.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act. The Company’s internal control system over financial reporting is a process designed under the supervision of the Company's Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the consolidated financial statements in accordance with United States generally accepted accounting principles (“U.S. GAAP”). Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

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

Our internal control over financial reporting was not effective as a result of the following identified material weaknesses:

A)
The Company does not maintain a sufficient depth of personnel with an appropriate level of accounting knowledge, experience and training in the selection and application of US GAAP and related SEC disclosure requirements.

B)	The Company does not have an accounting policy manual base on US GAAP.

Both control deficiencies could result in material misstatements of significant accounts and disclosures that would result in a material misstatement to our interim or annual consolidated financial statements that would not be prevented or detected. Accordingly, the management has determined that these control deficiencies constitute material weaknesses.

Remediation Initiative and Progress

We will draft the Accounting Manual under US GAAP, and it will include accounting policies and the detailed procedures of accounting treatments. To complete this task, we need the help of competent professional accounting advisors. We are currently seeking such advisors.  We will also engage such advisors to deliver training to our own accounting staff on the selection and application of US GAAP and related SEC disclosure requirements.

There will be the significant costs involved for engaging professional accounting advisors; studying and researching U.S. GAAP; drafting, revising and approving our accounting manual; and training and educating our accounting staff with the knowledge of U.S.GAAP.

b. Changes in Internal Controls over Financial Reporting

During the quarter ended June 30, 2009, there was no other change in our internal controls over financial reporting, except as described above, that has materially affected, or that is reasonably likely to materially affect, our internal control over financial reporting.

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

Yanglin Soybean, Inc.

Date: August 19, 2009	By:	/s/ SHULIN LIU
Shulin Liu Chief Executive Officer (Principal Executive Officer)

Yanglin Soybean, Inc.

Date: August 19, 2009	By:	/s/ SHAOCHENG XU
Shaocheng Xu Chief Financial Officer (Principal Financial and Accounting Officer)