Form 10-Q
period 2009-09-30
Yanglin Soybean, Inc.
filed 2009-11-12
CIK 1368745

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

As of November 12, 2009, the Company has 20,116,282 shares of Common Stock, $0.001 par value per share, outstanding.

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

PART 1-FINANCIAL INFORMATION

ITEM 1-FINANCIAL STATEMENTS

YANGLIN SOYBEAN, INC.

CONSOLIDATED BALANCE SHEETS
AS AT SEPTEMBER 30, 2009 AND DECEMBER 31, 2008
(Stated in US Dollars)

	September 30,	December 31,
	2009	2008
	(unaudited)
ASSETS
Current assets
Cash	$24,142,807	$30,365,413
Cash-restricted	457,138	484,000
Trade receivables, net	23,981	8,043
Inventories	2,424,767	3,896,334
Advances to suppliers	35,311	10,597,701
Prepaid VAT and other taxes	3,459,424	920,083
Other receivables	167,693	114,990
Total current assets	30,711,121	46,386,564

Property, plant and equipment, net	28,578,401	31,529,936
Intangible assets, net	4,469,470	4,619,716
Prepaid deposits for equipment and construction	-	13,021

TOTAL ASSETS	$63,758,992	$82,549,237

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Short-term bank loans	$-	$6,711,214
Loans from related parties - current	52,695	55,149
Accounts payable	4,594	13,753
Other payables	837,379	683,403
Customers deposits	1,682,219	1,187,582
Accrued liabilities	710,879	591,979
Total current liabilities	3,287,766	9,243,080

Long-term liabilities
Loan from related parties - non-current	327,934	434,678
TOTAL LIABILITIES	3,615,700	9,677,758

STOCKHOLDERS' EQUITY
Convertible preferred stock - Series A $0.001 par value, 50,000,000 shares authorized; 10,000,000 shares issued and outstanding as of September 30, 2009 and December 31, 2008	10,000	10,000
Common stock - $0.001 par value, 100,000,000 shares authorized; 20,000,003 shares issued and outstanding as of September 30, 2009 and December 31, 2008	20,000	20,000
Additional paid-in capital	38,389,635	38,389,635
Statutory reserves	5,628,636	5,628,636
Retained earnings	8,769,210	21,664,524
Accumulated other comprehensive income	7,325,811	7,158,684
Total stockholders’ equity	60,143,292	72,871,479

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$63,758,992	$82,549,237

The accompanying notes are an integral part of these consolidated financial statements

YANGLIN SOYBEAN, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009, AND 2008
(Stated in US Dollars) (unaudited)

	For The Three Months Ended		For The Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Net sales	$39,570,374	$48,687,504	$122,358,237	$190,237,176

Cost of sales	(43,915,230)	(45,254,311)	(132,058,859)	(175,551,015)

Gross (loss) profit	(4,344,856)	3,433,193	(9,700,622)	14,686,161

Operating expenses

Selling expenses	(26,764)	(61,756)	(156,317)	(180,726)
General and administrative expenses	(668,239)	(560,057)	(2,018,987)	(1,758,068)
Impairment loss of long-lived assets	(584,699)	-	(584,699)	-
(Loss) gain on disposal of property, plant and equipment	-	74	(230,025)	7,144

Total operating expenses	(1,279,702)	(567,739)	(2,990,028)	(1,931,650)

(Loss) income from operations	(5,624,558)	2,865,454	(12,690,650)	12,754,511

Interest expenses	(95,900)	(195,075)	(341,417)	(708,978)
Interest income	18,676	27,353	137,988	81,151
Other expenses	(204)	(131)	(1,235)	(14,479)

(Loss) income from operations before income taxes	(5,701,986)	2,697,601	(12,895,314)	12,112,205

Income taxes	-	-	-	-

Net (loss) income	$(5,701,986)	$2,697,601	$(12,895,314)	$12,112,205

Foreign currency translation adjustment	66,069	112,368	167,127	3,985,176
Comprehensive (loss) income	$(5,635,917)	$2,809,969	$(12,728,187)	$16,097,381

(Loss) earnings per share
Basic	$(0.29)	$0.13	$(0.64)	$0.61
Diluted	$(0.29)	$0.07	$(0.64)	$0.32

Weighted average shares outstanding
Basic	20,000,003	20,000,003	20,000,003	20,000,003
Diluted	20,000,003	40,661,881	20,000,003	38,339,885

The accompanying notes are an integral part of these consolidated financial statements

YANGLIN SOYBEAN, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009
(Stated in US Dollars) (unaudited)

					Additional			Accumulated other
	Preferred stock		Common stock		paid-in	Statutory	Retained	comprehensive
	Number of share	Amount	Number of share	Amount	capital	reserves	earnings	income	Total

Balance, January 1, 2009	10,000,000	$10,000	20,000,003	$20,000	$38,389,635	$5,628,636	$21,664,524	$7,158,684	$72,871,479
Net loss							(12,895,314)		(12,895,314)
Foreign currency translation adjustment								167,127	167,127
Balance, September 30, 2009	10,000,000	$10,000	20,000,003	$20,000	$38,389,635	$5,628,636	$8,769,210	$7,325,811	$60,143,292

The accompanying notes are an integral part of these consolidated financial statements

YANGLIN SOYBEAN, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(Stated in US Dollars) (unaudited)
	For The Nine Months Ended
	September 30,
	2009	2008
Cash flows from operating activities
Net (loss) income	$(12,895,314)	$12,112,205
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	2,463,971	1,546,582
Amortization	161,345	149,074
Bad debt expense	(93)	-
Impairment loss of long-lived assets	584,699	-
Loss (gain) on disposal of property, plant and equipment	230,025	(7,144)

Changes in operating assets and liabilities:
Trade receivable	(16,112)	(72,740)
Inventories	1,481,436	16,323,716
Advances to suppliers	10,581,995	(8,306,554)
Amounts due to construction	-	(2,386,790)
Prepaid VAT and other taxes	(2,535,093)	1,798,972
Other receivables	(52,409)	1,080,275
Accounts payable	(9,182)	46,545
Other payables	1	(1,223,490)
Customers deposits	491,431	(1,185,324)
Cash-restricted	26,862	16,000
Accrued liabilities	117,592	(96,592)

Net cash provided by operating activities	631,154	19,794,735

Cash flows from investing activities
Purchase of property, plant and equipment	(87,400)	(296,071)
Proceeds from sale of property, plant and equipment	-	7,144
Payment of intangible assets	-	(1,127,332)

Net cash used in investing activities	(87,400)	(1,416,259)

Cash flows from financing activities
Proceeds from short-term bank loans	6,575,842	-
Principal payments for short-term bank loans	(13,301,136)	(8,608,086)
Principal payments for loans from related parties	(110,322)	-

Net cash flows used in financing activities:	(6,835,616)	(8,608,086)

Net (decrease) increase in cash	(6,291,862)	9,770,390
Effect of foreign currency translation on cash	69,256	1,080,627
Cash- beginning of period	30,365,413	9,210,121

Cash- end of period	$24,142,807	$20,061,138

YANGLIN SOYBEAN, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(Stated in US Dollars) (unaudited) (continued)

Supplementary cash flow information:

Interest paid	$341,417	$708,978

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

Under the Registered Trademark Transfer Agreement, Yanglin agreed to transfer to WFOE all of its rights in connection with the two trademarks, including without limitation the title of the trademarks and right to license (the “Transferred Trademark”) for a purchase price of $1,000,000, which is subject to a purchase price adjustment based on the minimum appraised value on intellectual property (“IP”) rights allowed under PRC laws and regulations for such transfer. Under the Trademark Licensing Agreement, WFOE agreed to grant an exclusive license to Yanglin, for a term of 10 years, to use the Transferred Trademark for an annual licensing fee equal to 1% of Yanglin’s revenue of that year. The license fee and the management fee aforesaid – total of 6% of the revenue of Yanglin-entitled by WFOE are designed to approximate Yanglin’s annual net profit before tax. Any excess profit in Yanglin will not be distributed as dividend according to the contractual arrangements until WFOE exercises the Option Agreement to acquire all shareholders’ equity interest of Yanglin. If the 6% of license and management fees exceed the net profit before tax of Yanglin, the amount entitled to WFOE is limited to the actual annual net profit before tax of Yanglin under the contracts.

YANGLIN SOYBEAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Stated in US Dollars) (Unaudited)

1.	ORGANIZATION AND PRINCIPAL ACTIVITIES (Continued)

According to the exclusive purchase option agreement, WFOE has the exclusive purchase option to purchase all or part of Yanglin’s shareholders’ equity interest in Yanglin when and as permitted under PRC laws and regulations and no other party has the right to purchase any equity from the shareholders of Yanglin. The agreement provides that, unless otherwise required under PRC laws and regulations, the consideration for the equity transfer or the asset transfer under the agreement will be $17 million or such greater amount as required by the then applicable PRC law and regulations (the “Option Price”). Under the loan agreement and the exclusive purchase option agreement, the money received as the Option Price by the shareholders of Yanglin upon execution of the option shall be used to satisfy the repayment of the Loan. Therefore, the actual consideration of the investment in Yanglin is exactly the amount of the Loan. Under such contractual arrangements, all of the assets and equity including any residual profits of Yanglin are totally controlled by WFOE and will be formally captured upon exercise of the exclusive purchase option.

The loan of $17 million to Yanglin is considered as an investment in Yanglin by the Company through a series of contractual arrangements by way of the Loan. As a result of entering into the aforementioned agreements, WFOE should be deemed to control Yanglin as a Variable Interest Entity.

YANGLIN SOYBEAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Stated in US Dollars) (Unaudited)

2.	GENERAL

(a)	Basis of presentation

The accompanying unaudited interim consolidated financial statements as of September 30, 2009 and for the three and nine months then ended September 30, 2009 and 2008 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the instructions to Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commission (“SEC”) and on the same basis as the annual audited consolidated financial statements. The unaudited interim consolidated balance sheet as of September 30, 2009, the unaudited interim consolidated statements of operations for the three and nine months ended September 30, 2009 and 2008, the unaudited interim consolidated statement of stockholders’ equity for the nine months ended September 30, 2009, and the unaudited interim condensed consolidated statements of cash flows for the nine months ended September 30, 2009 and 2008 are unaudited, but include all adjustments, consisting only of normal recurring adjustments, which we consider necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The results for the nine months ended September 30, 2009 are not necessarily indicative of results to be expected for the year ending December 31, 2009 or for any future interim period. The consolidated balance sheet at December 31, 2008 has been derived from audited consolidated financial statements; however, the notes to the consolidated financial statements do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements. The accompanying unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2008 as filed with the SEC.

On September 30, 2009, the Company adopted changes issued by the Financial Accounting Standards Board (“FASB”) to the authoritative hierarchy of GAAP.  These changes establish the FASB Accounting Standards Codification (“ASC”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP.  Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants.  The FASB will no longer issue new standards in the form of Statements, FASB Staff Positions (“FSP”), or Emerging Issues Task Force Abstracts; instead the FASB will issue Accounting Standards Updates (“ASUs”).  ASUs will not be authoritative in their own right as they will only serve to update the ASC.  These changes and the ASC itself do not change GAAP.  Other than the manner in which new accounting guidance is referenced, the adoption of these changes had no impact on the Company’s consolidated financial statements.

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

Name of Company	Place of incorporation	Attributable interest

Faith Winner Investments Ltd	British Virgin Islands	100%

Faith Winner (Jixian) Agriculture Development (“WFOE”) Company	PRC	100%

Heilongjiang Yanglin Soybean Group Co. Ltd (“Yanglin”)	PRC	100%
*Deemed variable interest entity member

(c)	Use of estimates

The preparation of the financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.   Items subject to such estimates and assumptions include the carrying value and estimated useful lives of long-lived assets; valuation allowances for receivables; inventory and deferred tax assets.

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

(g)	Accounting for the impairment of long-lived assets

The long-lived assets held and used by the Group are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable. It is reasonably possible that these assets could become impaired as a result of changes in technologies or situations related to the industry.  Determination of recoverability of assets to be held and used is done by comparing the carrying amount of an asset to the future net undiscounted cash flows to be generated by the asset.

If such assets are considered to be impaired, the impairment losses to be recognized are measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less estimated costs of disposal.

For the three and nine months period ended September 30, 2009, the Group recognized a $584,699 impairment loss on certain manufacturing facilities.

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

Trade receivables are recognized and carried at the original invoice amount less an allowance for any uncollectible amounts. An allowance for doubtful accounts is maintained for all customers after considering a variety of factors, including the length of time past due, significant one-time events and the company’s historical experience.

YANGLIN SOYBEAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Stated in US Dollars) (Unaudited)

2.	GENERAL (Continued)

(j)	Foreign currency translation

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

The exchange rates used to translate amounts in RMB into USD for the purposes of preparing the consolidated financial statements were as follows:

	September 30, 2009	September 30, 2008
The closing rate at
RMB : USD exchange rate	6.8376	6.8551
Average nine months ended
RMB : USD exchange rate	6.8425	6.9989
Average three months ended
RMB : USD exchange rate	6.8411	6.8529

The RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions.  There is no assurance that the RMB amounts could have been, or could be, converted into USD at the rates used in translation.

YANGLIN SOYBEAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Stated in US Dollars) (Unaudited)

2.	GENERAL (Continued)

(k)	Revenue recognition

Revenue is recognized upon the delivery of goods to customers. Revenue is recognized when all of the following criteria are met: Persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the seller’s price to the buyer is fixed or determinable, and collection is reasonably assured.

(l)	Costs of sales

Cost of sales consists primarily of direct material costs, direct labor cost, and applicable overhead costs attributable to the production of products.  Permanent write-down of inventory to the lower of cost or market value is also reflected in the cost of revenues. As of September 30, 2009, and for the three and nine months ended September 30, 2009, there were no write-downs of inventories, since any write-downs below market are deemed temporary by management.

(m)	Advertising

The Group expenses all advertising expenses as incurred.  Advertising expenses included in selling expenses were $146 and $4,418 for the nine months ended September 30, 2009 and 2008, respectively. Advertising expenses for the three months ended September 30, 2009 and 2008 were $146 and $70, respectively.

(n)	Shipping and handling

All shipping and handling costs are expensed as incurred and included in selling expense.  Total shipping and handling expenses were $62,195 and $70,558 for the nine months ended September 30, 2009 and 2008, respectively. Shipping and handling expenses for the three months ended September 30, 2009 and 2008 were $19,465 and $17,501, respectively.

(o)	Pension and Employee Benefits

Full time employees in PRC entities participate in a government mandated multi-employer defined contribution plan pursuant to which certain pension benefits, medical care, unemployment insurance, employee housing fund and other welfare benefits are provided to employees. Chinese labor regulations require the Group to accrue for these benefits based on certain percentages of the employees' salaries. Management believes full time employees who have passed the probation period are entitled to such benefits.  The total provisions for employee pension were $99,194 and $124,640 for the nine months ended September 30, 2009, and 2008, respectively. The total provisions for employee pension for the three months ended September 30, 2009, and 2008 were $33,072 and $42,883, respectively.

YANGLIN SOYBEAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Stated in US Dollars) (Unaudited)

2.	GENERAL (Continued)

(p)	Income taxes

The Group accounts for income tax using an asset and liability approach and allows for recognition of deferred tax benefits in future years.  Under the asset and liability approach, deferred taxes are provided for the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  A valuation allowance is provided for deferred tax assets if it is more likely than not these items will either expire before the Group is able to realize their benefits, or the future realization is uncertain.

The Group applied the provisions of ASC 740.10,  “Accounting For Uncertainty In Income Taxes”, which provides clarification related to the process associated with accounting for uncertain tax positions recognized in our unaudited interim condensed consolidated financial statements. ASC 740.10 prescribes a more-likely-than-not threshold for financial statement recognition and measurement of a tax position taken, or expected to be taken, in a tax return. ASC 740.10 also provides guidance related to, among other things, classification, accounting for interest and penalties associated with tax positions, and disclosure requirements

The Group recognizes accrued interest and penalties related to unrecognized tax benefits in the provision for income taxes in our condensed consolidated statements of operation. The Group’s policy for recording interest and penalties associated with audits is to record such items as a component of income tax expense.

(q)	Statutory reserves

Pursuant to the applicable laws in PRC, PRC entities are required to make appropriations to three non-distributable reserve funds, namely the statutory surplus reserve, statutory public welfare fund, and discretionary surplus reserve, based on after-tax net earnings as determined in accordance with the PRC GAAP, after offsetting any prior years’ losses. Appropriation to the statutory surplus reserve should be at least 10% of the after-tax net earnings until the reserve is equal to 50% of the Company's registered capital.  Appropriation to the statutory public welfare fund is 5% to 10% of the after-tax net earnings.  The statutory public welfare fund is established for the purpose of providing employee facilities and other collective benefits to the employees and is non-distributable other than in liquidation.  Beginning from January 1, 2006, enterprises have no further requirements to make the appropriation to the statutory public welfare fund.  The Group does not make appropriations to the discretionary surplus reserve fund.

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

The Company established a statutory surplus reserve as well as a statutory common welfare fund and commenced to appropriate 10% and 5%, respectively, of the PRC net income after taxation to these reserves. The amounts included in the statutory reserves consisted of surplus reserve of $3,752,424 and common welfare fund of $1,876,212 as of September 30, 2009.

(r)	Comprehensive income (loss)

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

YANGLIN SOYBEAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Stated in US Dollars) (Unaudited)

2.  GENERAL (Continued)

(s)	Earnings per share

The Company reports earnings per share in accordance with the provisions of FASB ASC 260.10, "Earnings Per Share.” FASB ASC 260.10 requires presentation of basic and diluted earnings per share in conjunction with the disclosure of the methodology used in computing such earnings per share. Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted average common shares outstanding during the period. Diluted earnings per share takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock using the treasury method.

(t)	Subsequent events

The Company evaluated subsequent events through November 12, 2009, which represents the date the financial statements were available for issuance.

(u)	Recent accounting pronouncements

In April 2009, the FASB issued ASC 820.10, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”. ASC 820.10 provides additional guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased and also includes guidance on identifying circumstances that indicate a transaction is not orderly for fair value measurements. ASC 820.10 shall be applied prospectively with retrospective application not permitted. This ASC shall be effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity early adopting this ASC 820.10 must also early adopt ASC 320.10, “Recognition and Presentation of Other-Than-Temporary Impairments”. Additionally, if an entity elects to early adopt either ASC 825.10,, “Interim Disclosures about Fair Value of Financial Instruments” or ASC 320.10, it must also elect to early adopt ASC 820.10. The adoption of ASC 820.10 did not have a material impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued ASC 805, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies”. ASC 805 addresses the initial recognition, measurement and subsequent accounting for assets and liabilities arising from contingencies in a business combination, and requires that such assets acquired or liabilities assumed be initially recognized at fair value at the acquisition date if fair value can be determined during the measurement period. If the acquisition-date fair value cannot be determined, the asset acquired or liability assumed arising from a contingency is recognized only if certain criteria are met. This FASB Staff Positions (“FSP”) also requires that a systematic and rational basis for subsequently measuring and accounting for the assets or liabilities be developed depending on their nature. This ASC is effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company does not anticipate that the adoption of this statement will have a material impact on its consolidated financial statements, absent any material business combinations.

YANGLIN SOYBEAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Stated in US Dollars) (Unaudited)

2.	GENERAL (Continued)

In June 2009, the FASB issued ASC 860, “Accounting for Transfers of Financial Assets”, which requires entities to provide more information regarding sales of securitized financial assets and similar transactions, particularly if the entity has continuing exposure to the risks related to transferred financial assets. ASC 860 eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets and requires additional disclosures. ASC 860 is effective for fiscal years beginning after November 15, 2009. The Company has not completed the assessment of what impact ASC 860 will have on the Company’s consolidated financial statements.

In June 2009, the FASB issued ASC810.10, guidance to change financial reporting by enterprises involved with variable interest entities (“VIEs”) which modifies how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. This pronouncement clarifies that the determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. The guidance requires an ongoing reassessment of whether a company is the primary beneficiary of a variable interest entity. This guidance also requires additional disclosures about a company’s involvement in variable interest entities and any significant changes in risk exposure due to that involvement. This guidance is effective for fiscal years beginning after November 15, 2009. The Company has not completed the assessment of what impact this guidance will have on the Company’s consolidated financial statements.

In August 2009, the FASB issued ASU No. 2009-05, “Measuring Liabilities at Fair Value”. ASU 2009-05 amended ASC 820, “Fair Value Measurements”. Specifically, ASU 2009-05 provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the following methods: 1) a valuation technique that uses a) the quoted price of the identical liability when traded as an asset or b) quoted prices for similar liabilities or similar liabilities when traded as assets and/or 2) a valuation technique that is consistent with the principles of ASC 820 (e.g. an income approach or market approach). ASU 2009-05 also clarifies that when estimating the fair value of a liability, a reporting entity is not required to adjust to include inputs relating to the existence of transfer restrictions on that liability. The Company does not anticipate that the adoption of this statement will have a material impact on its consolidated financial statements.

In October 2009, the FASB issued ASU No. 2009-13, “Multiple-Deliverable Revenue Arrangements” and ASU No. 2009-14, “Certain Revenue Arrangements That Include Software Elements.” These amendments address how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting, and how the arrangement consideration should be allocated among the separate units of accounting. These amendments may be applied retrospectively or prospectively for new or materially modified arrangements and early adoption is permitted. The Company does not anticipate that the adoption of this statement will have a material impact on its consolidated financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on our consolidated financial statements upon adoption.

YANGLIN SOYBEAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Stated in US Dollars) (Unaudited)

3.	FAIR VALUE

The Company has categorized our assets and liabilities recorded at fair value based upon the fair value hierarchy specified by FASB ASC 820.

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

The following are the major categories of assets measured at fair value on a nonrecurring basis during the nine month period ended September 30, 2009, using quoted prices in active markets for identical assets (Level 1); significant other observable inputs (Level 2); and significant unobservable inputs (Level 3):

	Level 1: Quoted Prices in Active Markets for Identical Assets	Level 2: Significant Other Observable Inputs	Level 3: Significant Unobservable Inputs	Total at September 30, 2009	Total Impairment for the Nine Months Ended September 30, 2009
Land use rights	$-0-	$-0-	$3,531,255	$3,531,255	$-0-
Railroad use rights	-0-	-0-	938,215	938,215	-0-
Total	$-0-	$-0-	$4,469,470	$4,469,470	$-0-

YANGLIN SOYBEAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Stated in US Dollars) (Unaudited)

4.	CREDIT RISK AND CUSTOMERS AND VENDORS CONCENTRATIONS

Financial instruments which potentially expose the Group to concentrations of credit risk, is cash and accounts receivable as of September 30, 2009 and December 31, 2008. The Group performs ongoing evaluations of its cash position and credit evaluations to ensure sound collections and minimize credit losses exposure.

As of September 30, 2009 and December 31, 2008, respectively, the Group’s non-restricted cash were all with banks in the PRC where there is currently no rule or regulation mandated on obligatory insurance of bank accounts.

As of September 30, 2009 and December 31, 2008, respectively, the Group’s restricted cash was with a trust account in the U.S. Cash accounts at financial institutions in the U.S. may exceed the federal depository insurance coverage limits. In October 2008, the FDIC increased its insurance from $100,000 per depositor to $250,000 and to an unlimited amount for non-interest bearing accounts. The coverage increase, which is temporary, extends through December 31, 2013.

For the three and nine months ended September 30, 2009 and 2008, respectively, all of the Group’s sales were generated within the PRC. In addition, all accounts receivable as of September 30, 2009 and December 31, 2008 are from entities within the PRC.

For the three months ended September 30, 2009, no customer accounted for 10% or more of the Group’s revenue.

For the three months ended September 30, 2009, no vendor accounted for 10% or more of the Group’s purchases.

5.	CASH-RESTRICTED

Cash-restricted represents restricted cash maintained in a trust account in the United States for the purpose of payment for investor and public relations affairs.

YANGLIN SOYBEAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Stated in US Dollars) (Unaudited)

6.	TRADE RECEIVABLES, NET

Details of trade receivables are as follows:

	September 30,	December 31,
	2009	2008
	(unaudited)
Trade receivables, gross	$25,197	$9,352
Provision for allowance for doubtful accounts	(1,216)	(1,309)

Net balance at end of period	$23,981	$8,043

An analysis of the allowance for doubtful accounts for the three and nine months ended September 30, 2009 is as follows:

	The nine months ended September 30, 2009	The three months ended September 30, 2009

Balance at beginning of period/year	$1,309	$1,152
Addition of bad debt expense	(93)	64

Balance at end of period	$1,216	$1,216

An allowance for doubtful accounts is established when collection of the full amount is no longer probable.  Management reviews and adjusts this allowance periodically based on historical experience, the current economic climate as well as its evaluation of the collectability of outstanding accounts. The Group evaluates the credit risks of its customers utilizing historical data and estimations of future performance.

YANGLIN SOYBEAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Stated in US Dollars) (Unaudited)

7.	INVENTORIES

Inventories comprise of the following:

	September 30,	December 31,
	2009	2008
	(unaudited)
Finished goods	$1,511,808	$904,375
Raw materials	912,959	2,991,959

Balance at end of period	$2,424,767	$3,896,334

8.	OTHER RECEIVABLES

Details of other receivables are as follows:

	September 30,	December 31,
	2009	2008
	(unaudited)
Advances for materials	$41,126	$32,271
Prepayment for customers' transportation costs	20,647	-
Advances for travel	2,297	11,417
Loans to employees	-	57,902
Prepayment for certification and guarantee	96,525	-
Sundry	7,098	13,400

Balance at end of period	$167,693	$114,990

Loans to employees are unsecured, interest-free, and repayable on demand.

YANGLIN SOYBEAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Stated in US Dollars) (Unaudited)

9.	PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment comprise of the following at September 30, 2009 and December 31, 2008 respectively:

	September 30,	December 31,
	2009	2008
	(unaudited)

Buildings	$9,308,056	$5,908,205
Machinery and equipment	28,746,071	15,826,005
Office equipment	131,934	130,512
Motor vehicles	1,168,240	1,165,410
	39,354,301	23,030,132
Less: accumulated depreciation	(10,775,900)	(7,725,246)
	28,578,401	15,304,886
Construction in progress	-	16,225,050
Balance at end of period	$28,578,401	$31,529,936

Impairment Loss of Property and Equipment

The Group analyzes the assets for impairment when events or circumstances occur that indicate the carrying value may not be recoverable. The Group considers a property to be impaired when the sum of future undiscounted cash flows during its remaining estimated holding period is less than the carrying value of the asset. For impaired assets, the Group records an impairment charge equal to the excess of the property’s carrying value over its fair value.

During the quarter ended September 30, 2009, the Group reviewed the idle production facility for impairment and identified certain assets to be technologically outdated and thereby indicating a reduction in value. Assets exhibiting these characteristics were tested for impairment based on management’s estimate of expected future undiscounted cash flows from operations. The fair value of the plant and equipment is generally determined based on a discounted cash flow analysis. Based on management’s assessment, the Group recognized a pre-tax impairment charges totaling $584,699 for the three and nine months ended September 30, 2009. There were no impairment charges recorded during the three and nine months ended September 30, 2008.

Included in the above balances are assets deemed as temporary idle by the management, comprising of the following:

Buildings	$139,513
Machinery and equipment	3,036,685
Office equipment	3,750
3,179,948
Less: accumulated depreciation	(2,609,572)
Net book value	$570,376

YANGLIN SOYBEAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Stated in US Dollars) (Unaudited)

9.	PROPERTY, PLANT AND EQUIPMENT, NET (continued)

Depreciation expense is included in the statement of operations and comprehensive (loss) income as follows:

	Three months ended September 30, 2009	Three months ended September 30, 2008	Nine months ended September 30, 2009	Nine months ended September 30, 2008

Cost of sales	$790,223	$476,791	$1,908,398	$1,107,195
General and administrative expenses	82,700	112,290	555,573	439,387
Total depreciation expense	$872,923	$589,081	$2,463,971	$1,546,582

Building, machinery and equipment are pledged as collateral for certain loans as of December 31, 2008.  As of September 30, 2009, such liens were removed from the assets as all bank loans were paid off. In the event that the Company borrows money, such assets will need to be pledged pursuant to a new loan agreement with Agricultural Development Bank of China.

YANGLIN SOYBEAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Stated in US Dollars) (Unaudited)

10.	INTANGIBLE ASSETS, NET

Intangible assets are as follows:

	September 30,	December 31,
	2009	2008
	(unaudited)
Land use rights, at cost	$4,004,294	$3,994,597
Railway use rights, at cost	1,199,251	1,151,125
Less: accumulated amortization	(734,075)	(526,006)

Balance at end of period	$4,469,470	$4,619,716

Land use rights were pledged as collateral for certain loans as of December 31, 2008.  As of September 30, 2009, such liens were removed from land use right as all bank loans were paid off. In the event that the Company borrows money, such assets will need to be pledged pursuant to a new loan agreement with Agricultural Development Bank of China.

Amortization expenses are included in the statement of operations and comprehensive income (loss) as follows:

	Three months ended September 30, 2009	Three months ended September 30, 2008	Nine months ended September 30, 2009	Nine months ended September 30, 2008

Cost of sales	31,970	21,775	97,232	63,992
General and administrative expenses	21,823	85,082	64,113	85,082

Total amortization expense	53,793	106,857	161,345	149,074

The estimated aggregate amortization expenses for intangible assets for the five succeeding years are as follows:

Year
Remainder of 2009	$53,820
2010	215,280
2011	215,280
2012	215,280
2013	215,280
thereafter	3,554,530

Total	$4,469,470

YANGLIN SOYBEAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Stated in US Dollars) (Unaudited)

11.	SHORT-TERM BORROWING

A)	Short-term bank loans are as follows:

	September 30,	December 31,	Collaterals
	2009	2008
	(unaudited)
Loans from Agricultural Development Bank of China, interest rates at 5.31% per annum, due October 29, 2009	$-	$6,711,214	Building, machinery and equipment and land use rights

Balance at end of period	$-	$6,711,214

These loans were obtained and used by Yanglin for working capital. Interest expense for the nine months ended September 30, 2009 and 2008 were $316,182 and $672,509, respectively. Interest expense for the three months ended September 30, 2009 and 2008 were $88,017 and $189,305, respectively.

B)	Credit lines

The Group has a credit line of up to $28 million (equivalent to RMB 190 million) with Agricultural Development Bank of China.

The term of the credit line is for one year. The loan borrowed within this credit line can only be used to purchase soybeans.  The interest rate is 6.93% and subject to adjustment depending on the interest rate of loans adjusted by the People’s Bank of China. The loans would be secured by the Group’s assets, i.e., building, machinery and land use rights.

YANGLIN SOYBEAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Stated in US Dollars) (Unaudited)

12.	OTHER PAYABLES

Other payables are as follows:

	September 30,	December 31,
	2009	2008
	(unaudited)
Due for construction	$824,342	$670,368
Others	13,037	13,035

Balance at end of period	$37,379	$683,403

Due for construction represents the balances due to respective contractors, which consist primarily of retainer payable which are expected to be paid after the Company accepts the work performed.

13.	LOANS FROM RELATED PARTIES

Loans from related parties are as follows:

	September 30,	December 31,
	2009	2008
	(unaudited)

Loans from certain employees, interest rates at 7.722% and 9.405% per annum respectively, with various installments, due October 28, 2016	$380,629	$489,827
Current portion due within one year	(52,695)	(55,149)

Balance at end of period	$327,934	$434,678

These loans were obtained and used by Yanglin for working capital. All of the installments due during 2009 were paid on their due dates.  Interest paid for the nine months ended September 30, 2009 and 2008 was $25,235 and $36,466, respectively and interest paid for the three months ended September 30, 2009 and 2008 was $7,883 and $12,148, respectively.

YANGLIN SOYBEAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Stated in US Dollars) (Unaudited)

13.	LOANS FROM RELATED PARTIES (Continued)

These loans are between Yanglin, Mr, Shulin Liu, the CEO of Yanglin, and certain employees and officers of Yanglin. Mr. Shulin Liu gifted 12 houses to these employees and officers for their long-term services, and these employees and officers personally obtained mortgage loans from the Industrial and Commercial Bank of China, using these houses as collateral.  The employees  simultaneously loaned the proceeds to Yanglin to be used as working capital. These employees and officers have been making principal and interest payments on the loans directly to the bank and Yanglin reimburses them for the full amount.

The future principal payments under the bank loans as of September 30, 2009 are as follows:

Within 1 year	$52,695
Between 1 to 5 years	205,028
More than 5 years	122,906
Total	$380,629

YANGLIN SOYBEAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Stated in US Dollars) (Unaudited)

14.	CONVERTIBLE PREFERRED STOCK AND WARRANTS

On October 3, 2007, the Company sold 10,000,000 shares of Series A Convertible Preferred Stock and various stock purchase warrants for a cash consideration totaling $21.5 million dollars. The number of shares, exercise price and contractual term eligible to be purchased with the warrants are summarized in the following table:

Series of warrant	Number of shares	Exercise price	Contractual term
Series A	10,000,000	$2.75	5.00 years
Series B	5,000,000	$3.50	5.00 years
Series J	7,801,268	$2.37	1.50 years
Series C	7,801,268	$3.03	5.00 years
Series D	3,900,634	$3.85	5.00 years

On April 3, 2009, series J warrant expired.  The series C and D warrants were exercisable only if the J warrants are exercised. Therefore, since the J warrants have expired, C and D warrants also expired.

Series A Convertible Preferred Stock has liquidation rights senior to common stock and to any other class or series of stock issued by the Company not designated as ranking senior to or pari passu with Series A Convertible Preferred Stock.  In the event of a liquidation of the Company, holders of Series A Convertible Preferred Stock are entitled to receive a distribution equal to $2.15 per share prior to any distribution to the holders of common stock or any other stock that ranks junior to the Series A Convertible Preferred Shares. Series A Convertible Preferred Stock is entitled to non-cumulative dividends only upon declaration of dividends by the Company.  To date, no dividends have been declared or accrued.  Series A Convertible Preferred Stock will participate based on their respective “as-if” conversion rates if the Company declares any dividends.  Holders of Series A Convertible Preferred Stock also have voting rights required by applicable law and the relevant number of votes shall be equal to the number of shares of Common Stock issuable upon conversion of Series A Convertible Preferred Stock.

The gross proceeds of the sale was $21.5 million. The proceeds from the sale were allocated to Series A Convertible Preferred Stock, warrants and beneficial conversion features based on the fair value of the securities.  The value of Series A Convertible Preferred Stock was determined by reference to the market price of the common stock into which it converts, and the gross value of the warrants was calculated using the Black-Scholes model with the following assumptions:  expected life of 5 year, volatility of 27% and an interest rate of 4.24%.

The Company recognized a beneficial conversion feature discount on Series A Convertible Preferred Stock at its intrinsic value, which was the fair value of the common stock at the commitment date for Series A Convertible Preferred Stock investment, less the effective conversion price but limited to the $21.5 million of proceeds received from the sale. The Company recognized the $8.0 million beneficial conversion feature as an increase in paid in capital in the accompanying consolidated balance sheet on the date of issuance of Series A Convertible Preferred Stocks since these shares were convertible at the issuance date.

In connection to the Series A Convertible Preferred Stock as described above, on October 10, 2007, the Company also issued 1,000,000 Series E warrants at an exercise price of $2.58 per share and 500,000 Series F warrants at an exercise price of $3.01 per share to an investment banker and financial advisor respectively.  These warrants have a five years term.  The fair value of Series E warrants was $532,800 and Series F warrants was $205,452, and was recorded as offering cost of Series A Convertible Preferred Stock transaction.

YANGLIN SOYBEAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Stated in US Dollars) (Unaudited)

14.	CONVERTIBLE PREFERRED STOCK AND WARRANTS (Continued)

The fair value of the Series E and F warrants was calculated using the Black-Scholes model with the following assumptions:  expected life of 5 year, expected dividend rate of 0%, volatility of 27% and an interest rate of 4.24%.

The agreement also provides that if the Company doesn’t file, or if the registration statements aren’t declared effective throughout the required period, or if the Company ceases to trade on certain exchanges as defined, the Company shall pay damages equal to 1.5% of the amount invested for each calendar month capped at a cumulative damage payment amount of 15%.  Further, if the Company fails to obtain a listing on NASDAQ or the New York Stock Exchange, then 1,000,000 shares of common stock of the Company will be given to the investors.  The Company is accounting for these penalties in accordance with ASC 450 “Accounting for Contingencies”, whereby the penalty will not be recorded as a liability until and if it is probable the penalty will be incurred. No penalty has been recorded in the accompanying consolidated financial statements as of September 30, 2009.

Pursuant to the Registration Rights Agreement dated as of October 3, 2007 by and among the Company and certain holders (the Holders), the Company agreed to have a registration statement registering certain of the securities of the Holders declared effective with the Securities and Exchange Commission (“SEC”) on or prior to the Effectiveness Date defined in the Registration Rights Agreement, which was December 31, 2008, or pay the liquidated damages.

Although the registration statement was not declared effective as of December 31, 2008, pursuant to a Waiver and Release dated December 31, 2008,  the Holders have waived their right to the liquidated damages for the Company’s failure to have the registration statement declared effective on or prior to the Effectiveness date under Registration Rights Agreement.

In exchange for the waiver and release of the liquidated damages, the Company entered into an Agreement dated December 31, 2008 (the Agreement). Under the Agreement, the Company agreed to hire and engage, by February 28, 2009, three (3) independent directors as defined by NASDAQ Rule 4200(a)(15) and who are acceptable to the Holders. Further, the Company shall comply with all of the provisions of NASDAQ Rule 4350 by February 28, 2009. If these requirements are not met, the Company shall pay to each Holder five percent (5%) of its initial investment under the Securities Purchase Agreement by and among the Company and the Holders dated October 3, 2007. On February 27, 2009, the Company signed an addendum to the Agreement with the Holders, which extended the deadline for hiring and engaging three (3) independent directors to March 13, 2009. On March 9, 2009, the Company adopted a form of new Bylaws, appointed three (3) independent directors, established three (3) standing committees under the Board of Directors (audit committee, compensation committee and governance and nominating committee), and approved the articles of the three (3) above mentioned standing committees and the Code of Conduct and Ethics, and thus has been compliant with the provisions of NASDAQ Rule 4350. In addition, the Company agreed to effect and announce, no later than June 30, 2009, a change to the Company’s current independent audit firm and engage a new independent audit firm listed as a Top 10 audit firm according to Public Accounting Report’s 2008 Annual Audit Rankings to audit the 2009 financial statements and review the interim financial statements.  The Company has engaged UHY LLP, Inc. as its independent audit firm starting with the quarter ended June 30, 2009.

If these requirements were not met, the Company had to pay to each Holder ten percent (10%) of its initial investment under the Securities Purchase Agreement. Furthermore, the Company and the Holders agreed to extend the required Effectiveness Date of the Company’s Registration Statement filed with the Securities and Exchange Commission to September 30, 2009. The Company has complied with these requirements as of September 30, 2009 and the Registration Statement was declared effective by the SEC on June 29, 2009.

YANGLIN SOYBEAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Stated in US Dollars) (Unaudited)

15.	EARNINGS (LOSS) PER SHARE

The calculation of the basic and diluted earnings (loss) per share attributable to the common stock holders is based on the following data:

	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2008	2009	2008
Numerator
Earnings (loss):

Earnings (loss) for the purpose of basic earnings (loss) per share	$(5,701,986)	$2,697,601	$(12,895,314)	$12,112,205
Effect of dilutive potential common stock	-	-	-	-
Earnings (loss) for the purpose of dilutive earnings (loss) per share	$(5,701,986)	$2,697,601	$(12,895,314)	$12,112,205

Denominator
Number of shares:

Weighted average number of common stock for the purpose of basic earnings (loss) per share	20,000,003	20,000,003	20,000,003	20,000,003
Effect of dilutive potential common stock - conversion of convertible preferred stock	-	9,999,999	-	9,999,999
Effect of dilutive potential common stock - conversion of warrants	-	10,661,879	-	8,339,883
Weighted average number of common stock for the purpose of dilutive earnings (loss) per share	20,000,003	40,661,881	20,000,003	38,339,885

Because the Company reported a net loss for the three and nine months ended September 30, 2009, common stock equivalents were anti-dilutive; therefore, the amounts reported for basic and diluted loss per share are the same.

The computation of basic loss per share for the three and nine months ended September 30, 2009 and 2008 excludes the following potentially dilutive warrants because their inclusion would be anti-dilutive.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Common Stock Purchase Warrants
Series A	10,000,000	-	10,000,000	-
Series B	5,000,000	-	5,000,000	-
Series C	-	7,801,268	-	7,801,268
Series D	-	3,900,634	-	3,900,634
Series E	1,000,000	1,000,000	1,000,000	1,000,000
Series F	500,000	500,000	500,000	500,000
	16,500,000	13,201,902	16,500,000	13,201,902

YANGLIN SOYBEAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Stated in US Dollars) (Unaudited)

16.	INCOME TAXES

The Company was incorporated in Nevada and is subject to U.S. income tax. No provision for income taxes have been made as the Company has a taxable loss for the three and nine months ended September 30, 2009 and 2008.  The Company has accumulated net losses of $8,499,513 as of September 30, 2009. A full valuation allowanace of $2,889,834 has been provided against the deferred tax asset as of September 30, 2009.

On October 3, 2007, the Company's foreign subsidiaries became Controlled Foreign Corporations whose undistributed earnings may be subject to U.S. income tax. Should the earnings be remitted as dividends, the Company may be subject to additional U.S. taxes, net of allowable foreign tax credits. The Company considers undistributed earnings of foreign subsidiaries amounting to approximately $17,268,722 as of September 30, 2009, to be permanently reinvested outside of the United States and, accordingly, no provision for U.S. deferred taxes have been recorded with respect to such earnings as allowed under ASC 740.30, “Accounting for Income Taxes-Other considerations or special areas”.

Faith Winner was incorporated in the British Virgin Islands and is not subject to income taxes under the current laws of the British Virgin Islands.

WFOE and Yanglin, being registered in the PRC, are subject to PRC’s Enterprise Income Tax (“EIT”). Under applicable income tax laws and regulations, an enterprise located in PRC, including the district where the Company’s operations are located, is subject to a 25% enterprise income tax rate. However, Yanglin has been named as a National Key Leading Enterprise in Agriculture and awarded a tax exemption through 2009.  Subsequent to December 31, 2009, a review by the central government of China is required for an extension of the tax exemption status.

YANGLIN SOYBEAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Stated in US Dollars) (Unaudited)

16.	INCOME TAXES (Continued)

The Company has incurred a net loss of $ 12,645,915 in its PRC subsidiaries in the nine months ended September 30, 2009, which may be carried forward for the next five years (i.e., as a deduction against taxable income) and thus reduce income tax expenses. A full valuation allowance of $3,161,479 has been provided against the deferred tax asset as of September 30, 2009.  Provided that the Company could maintain the status of National Key Leading Enterprise in Agriculture for the next five years, the Company will not be subject to any income tax and, thus, the benefits of such carry-over losses can not be realized. If the Company can not obtain the status of National Key Leading Enterprise in Agriculture for the next five years, it may realize the benefits of such carry-over losses.

Management does not anticipate any potential future adjustments which would result in a material change to its financial tax position.  As a result, there is no unrecognized tax benefit.

As of September 30, 2009, the Group did not accrue any interest and penalties in connection with ASC 740.10.

YANGLIN SOYBEAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Stated in US Dollars) (Unaudited)

17.	PARENT-ONLY FINANCIAL STATEMENTS

As mentioned in note 1 to the financial statements, as a result of entering into the contractual agreements, WFOE is deemed to control Yanglin as a Variable Interest Entity (“VIE”). These agreements may have the restrictions on the ability of Yanglin to transfer funds to the Company through intercompany loans, advances and cash dividends which consist of additional paid in capital, statutory reserves and retained earnings of $53,098,143 and $65,744,088, respectively as at September 30, 2009 and December 31, 2008.

The following presents unconsolidated financial information of the Company only:

Balance Sheets as of September 30, 2009 and December 31, 2008

	September 30, 2009	December 31, 2008
Cash restricted	$457,138	$484,000
Investments in subsidiaries	59,775,413	72,421,357

Total assets	$60,232,551	$72,905,357

Other current liabilities	256,386	$33,878

Total liabilities	$256,386	$33,878

Total shareholders’ equity	59,976,165	72,871,479

Total liabilities and shareholders’ equity	$60,232,551	$72,905,357

YANGLIN SOYBEAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Stated in US Dollars) (Unaudited)

17.	PARENT-ONLY FINANCIAL STATEMENTS (Continued)

Statements of Operations for the nine months ended September 30:

	2009	2008

Investment (loss) income	$(12, 645,944)	$12,152,205
General and administrative expenses	(249,370)	(40,000)

(Loss) income from operation before income taxes	(12,895,314)	12,112,205

Income taxes	-	-

Net (loss) income	$(12,895,314)	$12,112,205

18.	SUBSEQUENT EVENT

Subsequent to September 30, 2009, 116,279 shares of the Series A Convertible Preferred Stock were converted into the same number of shares of common stock.

ITEM 2-MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the notes to those financial statements appearing elsewhere in this Form 10-Q. This discussion contains forward-looking statements that involve significant risks and uncertainties. As a result of many factors, such as those set forth under "Forward Looking Statements" and "Item 1A. Risk Factors" and elsewhere in this Form 10-Q, our actual results may differ materially from those anticipated in these forward-looking statements.

Company Overview

We are a leading, comprehensive non-genetically modified (non-GM) soybean processor in People’s Republic of China (“PRC”). We currently manufacture ordinary soybean oil, salad oil and soybean meal in bulk package, which are sold throughout China directly to our customers or through distributors.  Approximately 80% of our customers are located in Northern China.

Our operating facilities are located in Jixian County, a major soybean production area in Heilongjiang Province, which is the main soybean growing region in China. We maintain healthy, long-term relationship with local farmers and soybean vendors, which helps to ensure the stability of our supply of raw materials.  Farmers deliver soybeans directly to our factories, thus we can enjoy savings in transportation and purchasing costs. Our relationship with customers (mostly distributors) are also well established, so we are able to require them to pay the full amount in advance, minimizing accounts receivables and supplementing our working capital.

The manufacturing process includes sifting, crushing, heating and pressing soybeans, extracting and separating oil from crushed soybeans, cleansing, hydrating and packaging of oil as well as drying and packaging soybean meal. Our main products include ordinary soybean oil, salad oil and soybean meal. We plan to broaden our product line to include high end products such as squeezed oil, powdered soy oil and protein concentrates, textured protein and defatted soybean powder.  We also plan to significantly expand  the production of salad oil. Equipment for manufacturing squeezed oil has been installed, the production line for salad oil has been expanded and production of these products began at the end of 2007. The production facilities for powdered soybean oil have been built and are now in the trial production phase. The pilot production of protein concentrates has already begun. we have provided small quantities of commercial grade product to customers in order to solicit feedback, so we can adjust the specifications of the product to satisfy the specific needs of the customers. Defatted soy powder and textured protein will be launched at a later date, depending on trends in the market.

We sell our products under the “Yanglin” brand name to various regions of the PRC through our many distribution channels. In the three months ended September 30, 2009, we generated total revenue of approximately $39.6 million with a net loss of $5.7 million. For the first nine months of 2009, the revenue and net loss were $122.4 million and $12.9 million, respectively.

Our goal is to become the market leader in China’s non-GM soybean industry of China, and believe that we can accomplish this objective in the near future. We are considering future expansion and acquisition opportunities, with the goal of significantly increasing our processing capacity.

We are also working to improve and strengthen our management and internal control over financial reporting. We have engaged Ernst & Young as a consultant on our Sarbanes-Oxley compliance project in 2007, and they had finished their review of our internal control over financial reporting in 2008. This project reinforced our ability to protect the interests of the company and its shareholders, while improving management effectiveness and efficiency. We also hired outside consultants recently to enhance our reporting capability.

Major Performance Factors

Revenue

We derive most of our revenue from the sales of 3 main products: soybean oil (4th grade), salad oil and soybean meal. The revenue may be affected by the following factors:

è	Processing capacity of soybean;
è	Pricing of the products;
è	Market demand

Processing capacity of soybean. Our current annual processing capacity of soybean is 520,000 metric tons. We processed approximately 274,000 metric tons in the first nine months of 2009. Due to challenges created by the Chinese government’s reserve purchase of soybean and the impact of enormous imports of soybean on domestic soybean product markets (please refer to “cost of sales and gross profit” section in the Results of Operations chapter below), we anticipate the total processing volume of 2009 to be less than in 2008; thus the current production capacity will be sufficient for 2009.

Pricing of the products. In general, our products are priced consistently with market prices, with consideration for cost of sales. However, prices are affected by several factors, including but not limited to: pricing trends for domestic soybeans, the cost and volume of imported soybeans, temporary sudden changes in supply-demand relationship, and general economic factors and income level of consumers.

Market demand. Revenue growth potential depends on market demand for our products. We believe that high growth potential for our sales revenue exists due to several factors: 1) total market demand for our products exceeds current production levels; 2) our products are recognized as of high quality; 3) we maintain excellent relationships with our customers; and, 4) we generally sell almost all of our production volume.

Cost of Sales

Cost of sales generally consists of four major parts: raw materials, labor, production overhead and manufacturing related depreciation. Raw materials refers mainly to soybeans, and accounts for over 90% of the cost of sales (COS). Labor cost are relatively low and comprise a very small portion of COS. Production overhead includes auxiliary materials, utility expenses, machinery maintenance costs, inspection costs and other related expenses. Depreciation costs are applied to manufacturing facilities and equipment, such as production lines, steam generators, factory buildings, etc.

Cost of sales is determined primarily by the following factors, either directly or indirectly:

è	Availability and price of raw materials, especially soybeans.
è	Operating efficiency of production facilities.

Availability and price of raw materials, especially soybeans. Raw materials costs accounts for a more than 90%  of cost of sales. Soybeans is the only major raw material, so its price fluctuation will have a material impact on our cost. The price of soybeans may be affected by a series of factors, including the production volume of soybeans on national and international scale, weather, government policies, and soybean transactions on commodity markets. Meanwhile, if there is a shortage in the supply of raw materials, our production facilities will have to operate at less than maximum efficiency. Our processing volume represents a relatively small portion of the total soybean supply of Heilongjiang Province, generally speaking the availability of raw materials is always high and thus have little influence over our cost. However, because the price of soybean is mainly determined by the market, and government policy may have a material influence on it, for example, the national strategic purchase from late 2008 to June 2009 had effectively raised soybean prices to a high level. Soybean prices have a significant impact on our cost of sales.

Output ratio and operating efficiency of production facilities. Output ratio is the ratio between the input of raw materials (mostly soybeans) and the output of finished products. The more units of finished products we can produce using a single unit of raw material, the higher the output ratio. As labor, production overhead, and manufacturing related depreciation expenses are mostly fixed, the more we produce, the lower the unit cost. Our output ratio and operating efficiency are continuously improving, due to the recent purchase and renovation of facilities and equipment, the enhanced competence and proficiency of our staff and the improvement of our management skills.

Gross (Loss) Profit

Gross (loss) profit is the result of the combined effects of the following factors: (a) the selling price of our products, (b) the sales volume and the individual profit margin of each product, and (c) the cost of sales. As we are a middle stream processor, and the profit margin of middle stream processing is usually relatively stable, under normal circumstances our gross profit margin will be in the range from 7% to 9%, based on previous experience. However, if exceptional circumstances exist, gross margin may be seriously affected. Due to extremely unfavorable environmental factors, such as the national purchase of soybean by the Chinese government at higher than market price, and the low cost imports of soybean at large volume, we have suffered a gross loss in the nine months ended September 30, 2009 (please refer to the discussion on results of operations below).

Operating Expenses

Operating expenses consist of selling expenses and general & administrative expenses. Generally speaking, operating expenses occupy only a small portion of total costs and expenses.

Selling expenses generally include business development expenses, sales meeting expenses, loading and handling, advertising, sales-related staff salaries and welfare expenses, and travel expenses. We expect these expenses to rise considerably in the future, as we recruit more sales staff, expand our sales network, establish new sales channels and, invest in promotion and advertising to sell our products.

General and administrative expenses cover the depreciation of office buildings and equipment, office expenses and supplies, and management and administrative salaries, etc. These expenses are typically fixed. General and administrative expenses may increase, as we revise our organizational structure and improve our management systems. As a public company, we need to maintain internal control over financial reporting to comply with the Sarbanes-Oxley Act, which will involve substantial redesign and restructuring of our internal control system and processes.  We expect that this will cause a material increase in management expenses.

Income Tax

We are incorporated in the State of Nevada and Faith Winner (BVI) is incorporated under the laws of the British Virgin Islands.  We conduct all our operations under certain contractual arrangements with Yanglin, a PRC company.

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

•
We believe that we will not generate a significant amount of income inclusions under the income imputation rules applicable to a United States company that owns "controlled foreign corporations" for United States federal income tax purposes.

Therefore, we have made no provision for U.S. federal income taxes or tax benefits on the undistributed earnings and/or losses.

Yanglin, a PRC company, has income tax liabilities in the PRC. PRC enterprise income tax is calculated based on taxable income determined under PRC tax regulations. In accordance with Income Tax Law applicable to domestic companies, we are generally subject to an enterprise income tax rate of 25%.

However, as Yanglin has been recognized as a Key Leading Enterprise in the Industrialization of Agriculture Industry by China’s central government, we enjoy a complete exemption from income taxes. Our status is reviewed every two years, and the next review has been postponed by the government until the end of 2009, which is for evaluating the tax status of 2010 and 2011.

Results of Operations

The Three Months Ended September 30, 2009 Compared with the Three Months Ended September 30, 2008

Consolidated Statement of Operations and Comprehensive (Loss) Income	The three months Ended Sep. 30, 2009 ($)	The three months ended Sep. 30, 2008 ($)
	(unaudited)	(unaudited)
Net Sales	$39,570,374	$48,687,504
Cost of sales	(43,915,230)	(45,254,311)
Gross (loss) profit	(4,344,856)	3,433,193
Selling expenses	(26,764)	(61,756)
General and administrative expenses	(668,239)	(560,057)
Impairment loss	(584,699)	-
(Loss) gain on disposal of property, plant and equipment	-	74
(Loss) income from operations	(5,624,558)	2,865,454
Interest income	18,676	27,353
Interest expense	(95,900)	(195,075)
Other expenses	(204)	(131)
(Loss) income from operations before income tax	(5,701,986)	2,697,601
Income tax	-	-
Net (Loss) Income	(5,701,986)	2,697,601
Foreign currency translation adjustment	66,069	112,368
Comprehensive (loss) income	$(5,635,917)	$2,809,969

Net Sales

	For The Three Months Ended Sep. 30,		Period to Period Change
Item	2009 Amount ($)	2008 Amount ($)	Amount ($)%
Soybean meal	$22,283,057	$32,469,832	$(10,186,775)	-31.4%
Soybean oil	10,374,699	11,217,242	(842,543)	-7.5%
Salad Oil	1,901,192	5,000,430	(3,099,238)	-62.0%
Squeezed oil	320,953	-	320,953	-
Soy protein concentrates	1,047,108	-	1,047,108	-
Low-temp soy meal	3,643,364	-	3,643,364	-
Total Net Sales	$39,570,374	$48,687,504	$(9,117,130)	-18.7%

Net sales was $39,570,374 for the three months ended September 30, 2009, a decrease of $9,117,130 or 18.7% from $48,687,504 for the three months ended September 30, 2008. An analysis by product shows that the revenue of soybean meal, soybean oil and salad oil dropped period over period at rates of 31.4%, 7.5% and 62.0% respectively. This was mainly due to the decrease in selling prices of our products, resulting from unfavorable changes in economic and industrial environments.

China was severely affected by the global economic crisis in late 2008. The index of commodity selling prices remained stable or suffered a drop for most of the categories of commodities, including food. According to data provided by the PRC State Statistics Agency, the indices of retail prices of food in July and August 2009 are 98.9 and 100.6, respectively, and that of the first 8 months of 2009 was 99.8, indicating that there has been little to no increase in overall food prices over this period. The demand for soybean products was also negatively affected by economic crisis.

China has long been importing large volumes of genetically-modified (GM) soybeans from the U.S. and South America reaching new peaks at the end of 2008. In July and August 2009, imports climbed to 4.4 million tons and 3.1 million tons from the U.S. and South America, respectively. The imported beans are sold at much lower prices than domestically produced soybeans, representing a low cost alternative for domestic processors, which previously used domestic beans as raw materials. Importation of GM soybeans significantly influenced price levels in China’s domestic market for soybean products.  This has made it difficult for domestically processors to sell their products.

These factors caused a decline in the selling prices of our products and volume in some products. In the three months ended September 30, 2009, the average selling prices of soybean meal, soybean oil and salad oil decreased by 30.5%, 33.0% and 33.1%, respectively over the prices in the three months ended September 30, 2008. Meanwhile, in the three months ended September 30, 2009, we sold 58,509 tons of soybean meal, 11,860 tons of soybean oil and 2,080 tons of salad oil, achieving growth rates of -1.2%, 38.1% and -43.1%, respectively over the three months ended September 30, 2008, when we sold 59,228 tons of soybean meal, 8,589 tons of soybean oil and 3,658 tons of salad oil. Consequently, there has been a large decrease in sales revenue over the same period.

Cost of Sales and Gross (Loss) Profit

	For The Three Months Ended Sep. 30,				Period to Period Change
	2009		2008
Cost of Sales:	Amount ($)	% of Sales Revenue	Amount ($)	% of Sales Revenue	Amount ($)%
Soybean meal	$(24,775,695)	111.2%	$(29,852,077)	91.9%	$5,076,382	-17.0%
Soybean oil	(11,438,024)	110.2%	(10,784,266)	96.1%	(653,758)	6.1%
Salad oil	(2,097,343)	110.3%	(4,617,968)	92.4%	2,520,625	-54.6%
Squeezed oil	(359,683)	112.1%	-	-	(359,683)	-
Soy protein concentrates	(1,190,794)	113.7%	-	-	(1,190,794)	-
Low-temp soy meal	(4,053,692)	111.3%	-	-	(4,053,692)	-
Total Cost of Sales	$(43,915,230)	111.0%	$(45,254,311)	92.9%	$1,339,081	-3.0%
Gross (Loss) Profit:
Soybean meal	$(2,492,637)	-11.2%	$2,617,755	8.1%	$(5,110,392)	-195.2%
Soybean oil	(1,063,325)	-10.2%	432,976	3.9%	(1,496,301)	-345.6%
Salad Oil	(196,150)	-10.3%	382,462	7.6%	(578,612)	-151.3%
Squeezed oil	(38,730)	-12.1%	-	-	(38,730)
Soy protein concentrates	(143,687)	-13.7%	-	-	(143,687)
Low-temp soy meal	(410,327)	-11.3%	-	-	(410,327)
Total Gross (Loss) Profit	$(4,344,856)	-11.0%	$3,433,193	7.1%	$(7,778,050)	-226.6%

Our cost of sales for the three months ended September 30, 2009 fell by $1,339,081 or 3.0% over the three months ended September 30, 2008, while the ratio of cost as a percentage to net sales value rose from 92.9% to 111.0% over the period. We recorded a gross loss of $4,344,856 in the three months ended September 30, 2009, in comparison to a gross profit of $3,433,193 in the three months ended September 30, 2008. Our gross profit margin dropped from 7.1% to -11.0% over the same period. The main reasons for the changes in gross profit were the negative impact of imported soybeans and the national reserve purchase conducted by the Chinese government.

The importation of soybeans from the US and South America has effectively kept the prices in China’s domestic market of soybean products at low levels, as the products made from GM imported beans can be sold at much lower prices than their domestic equivalents (please refer to the section “Net Sales” above for details).

In response to the negative effect on Chinese soybean farmers of large levels of imports at low prices, the Chinese government launched a national strategic reserve purchase in late 2008, especially in Heilongjiang Province, in order to maintain prices of domestic non-GM soybeans and protect the interests of domestic farmers. By the time it ended the reserve purchases at the end of June 2009, the government had purchased over 6 million tons of soybeans, representing a considerable portion of total production volume of soybeans. The government offered the farmers a price materially higher than the normal market price in our local area, thus forcing our cost of raw materials to rise significantly.

The above factors negatively affected our gross profit margin from both a cost and sales price perspective, creating a gross loss. To counter the current difficulties, we have undertaken a series of measures, including purchasing soybeans with higher water content (which may be cheaper), implementing strict cost-saving policies, lowering production capacity utilization ratio, and granting many employees temporary non-paid vacations, etc.

Based on our current knowledge, we expect that the situation may improve in the following months, because it is highly unlikely for the Chinese government to again implement the kind of national purchase as mentioned above in 2010 and the following years.  The government has failed in all of its actions designed to sell the soybean inventories, which it has built up in the national purchase launched in late 2008.  Therefore, there are great restraints on the government’s intentions, ability and resources to conduct further purchase. In addition, if the efforts of the domestic soybean industry to lobby the government into granting subsidies may succeed, and if the government decides to grant domestic soybean processors subsidies substantive enough to achieve a positive gross profit margin, then the difficulties may also be alleviated. However, the effects of these factors may be offset by those of the following factors: the reduction in production volume of Chinese domestic soybean due to unfavorable weather, and the increase in soybean output by the United States, resulting in more imports to China.

Operating Expenses

	For The Three Months Ended September 30,				Period to Period
	2009	% of Sales	2008	% of Sales	Change
	Amount ($)	Revenue	Amount ($)	Revenue	Amount ($)%
Selling Expenses	$(26,764)	0.1%	$(61,756)	0.1%	$(34,992)	-56.7%
General & Administrative Expenses	(668,239)	1.7%	(560,057)	1.2%	108,182	19.3%
Impairment Loss	(584,699)	1.5%	-	-	584,699	-
(Loss) gain on disposal of property, plant and equipment	-	-	74	0.0%	(74)	-
Total Operating Expenses	$(1,279,702)	3.3%	$(567,739)	1.3%	$711,963	125.4%

Selling expenses for the three months ended September 30, 2009 decreased by 56.7% as compared to the three months ended September 30, 2008. This decrease was mainly due to the cost saving measures taken in areas including travel, sales meetings, and business entertainment. As a percentage of net sales, selling expenses remained stable at 0.1% over the period.

General and administrative expenses, other than impairment loss and gain (loss) on disposal of property, plant and equipment, for the three months ended September 30, 2009 increased by 19.3% over the three months ended September 30, 2008. Though there were material decreases in items such as travel and depreciation expenses, the expenses related to listing in the U.S. increased significantly, comprised mostly of fees paid to auditors and legal counsel. As a percentage of net sales, general and administrative expenses rose from 1.2% for the three months ended September 30, 2008 to 1.7% for the three months ended September 30, 2009.

During the three months ended September 30, 2009, we determined  one of Yanglin’s salad oil production facility in Plant 1 to be technologically outdated and the management will make a decision later  as to whether upgrade and retool  the equipment to produce another kind of product or put the line out of operation. As a result, we recorded an impairment charge totaling $584,699 for the three months ended September 30, 2009.

Net (Loss) Income

	For The Three Months Ended September 30,				Period to Period
	2009	% of Sales	2008	%of Sales	Change
	Amount ($)	Revenue	Amount ($)	Revenue	Amount ($)%
(Loss) Income from operations	$(5,624,558)	-14.2%	$2,865,454	5.9%	$(8,490,012)	-296.3%
Interest expenses	(95,900)	0.2%	(195,075)	0.4%	99,175	-50.8%
Interest income	18,676	0.0%	27,353	0.1%	(8,677)	-31.7%
Other expense	(204)	0.0%	(131)	0.0%	(73)	55.7%
Income tax	-	-	-	-	-	-
Net (loss) income	$(5,701,986)	-14.4%	$2,697,601	5.6%	$(8,399,588)	-311.4%

(Loss) income from operations decreased by 296.3% for the three months ended September 30, 2009, to a loss of $5,624,558, from a profit of $2,865,454 for the three months ended September 30, 2008. The loss was primarily due to aforementioned reasons for the decrease in sales revenue and drop in gross margin (please refer to the sections “Net Sales” and “Cost of Sales and Gross Profit” above). Consequently, operating margin fell from 5.9% to negative 14.2%.

Interest expenses decreased by 50.8% from the three months ended September 30, 2008 to the three months ended September 30, 2009. As a percentage of net sales, interest expense was only 0.2% for the three months ended September 30, 2009 compared to 0.4% for the three months ended September 30, 2008. The changes were mainly caused by a decline in bank borrowings, due to reduced working capital needs. Interest income fell by 31.7% for the same reason.

Since Yanglin has been recognized as a “Key Leading Enterprise” in the industrialization of the agriculture industry by the Chinese government, Yanglin enjoys a complete exemption from income taxes. This status is usually reviewed every two years, and according to a government order, the next review has been postponed to the end of 2009, and Yanglin can still enjoy the tax exemption status through 2009.

Net income decreased by 311.4% from the three months ended September 30, 2008 to the three months ended September 30, 2009. During the same period, net profit margin fell from 5.6% to negative 14.4%. The causes of this change were similar to the changes in income from operations (please refer to the section “Cost of Sales and Gross Profit” above).

(Loss) Earnings Per Share

	Three Months Ended September 30,
	2009	2008
	Unaduited	Unaudited
Net (Loss) Income for Basic Earnings Per Share	(5,701,986)	2,697,601
Basic Weighted Average Number of Shares	20,000,003	20,000,003
Net (Loss) Income per Share – Basic	(0.29)	0.13
Net (Loss) Income for Diluted Earnings Per Share	(5,701,987)	2,697,601
Diluted Weighted Average Number of Shares	20,000,003	40,661,881
Net (Loss) Income per Share – Diluted	(0.29)	0.07

Basic and diluted (loss) earnings per share (EPS) for the quarter ended September 30, 2009, were $(0.29) and $(0.29), compared to $0.13 and $0.07 for the third quarter last year.

The Nine Months Ended September 30, 2009 Compared with the Nine Months Ended September 30, 2008

Consolidated Statement of Operations and Comprehensive (Loss) Income	The nine months Ended September 30, 2009 ($)	The nine months ended September 30, 2008 ($)
	Unaudited	Unaudited
Net Sales	$122,358,237	$190,237,176
Cost of sales	(132,058,859)	(175,551,015)
Gross (Loss) Profit	(9,700,622)	14,686,161
Selling expenses	(156,317)	(180,726)
General and administrative expenses	(2,018,987)	(1,758,068)
Impairment loss	(584,699)	-
(Loss) gain on disposal of property, plant and equipment	(230,025)	7,144
(Loss) Income from operations	(12,690,650)	12,754,511
Interest income	137,988	81,151
Interest expense	(341,417)	(708,978)
Other expenses	(1,235)	(14,479)
(Loss) income from operations before income tax	(12,895,314)	12,112,205
Income tax	-	-
Net (Loss) Income	(12,895,314)	12,112,205
Foreign currency translation adjustment	167,127	3,985,176
Comprehensive (loss) income	$(12,728,187)	$16,097,381

Net Sales

	For The Nine Months Ended Sep. 30,		Period to Period Change
Item	2009 Amount ($)	2008 Amount ($)	Amount ($)%
Soybean meal	$76,056,194	$113,332,034	$(37,275,840)	-32.9%
Soybean oil	32,297,294	55,754,467	(23,457,173)	-42.1%
Salad Oil	5,621,162	21,150,675	(15,529,513)	-73.4%
Squeezed oil	764,432	0	764,432	-
Soy protein concentrates	1,402,052	0	1,402,052	-
Low-temp soy meal	6,217,102	0	6,217,102	-
Total Net Sales	$122,358,237	$190,237,176	$(67,878,939)	-35.7%

Net sales revenue was $122,358,237 for the nine months ended September 30, 2009, a decrease of $67,878,939 or 35.7% from $190,237,176 for the nine months ended September 30, 2008. An analysis by product shows that the revenue of soybean meal, soybean oil and salad oil dropped period over period at rates of 32.9%, 42.1% and 73.4%, respectively. This was mainly due to the decrease in selling prices and sales volume of our products, resulting from unfavorable changes in economic and industrial environments.

China has been severely affected by the global economic crisis that began in late 2008. The index of commodity selling prices remained stable or declined for most of the categories of commodities, including food. According to data provided by the State Statistics Agency, the indices of the retail prices of food in July and August 2009 are 98.9 and 100.6, respectively and that of the first 8 months is 99.8, indicating that there has been little to no increase in overall price levels of food over the period. The demand for soybean products was also negatively affected by economic difficulties.

China has long been importing genetically-modified (GM) soybeans from the U.S. and South America reached record high import volumes at the end of 2008. In July and August 2009, imports increased to 4.4 million tons and 3.1 million tons from the U.S. and South America, respectively. The imported beans are sold at a much lower prices than domestically produced soybeans, presenting a low cost alternative to domestic processors which previously used domestic soybeans for raw materials. This change significantly influenced price levels in China’s domestic market for soybean products. This made it hard for domestic processors to sell their products.

The above factors caused a decrease in the selling prices of our products. In the nine months ended September 30, 2009, the average selling prices of soybean meal, soybean oil and salad oil decreased by 20.2%, 44.2% and 46.2%, respectively over average prices in the nine months ended September 30, 2008. In the nine months ended September 30, 2009, we sold 199,887 tons of soybean meal, 38,458 tons of soybean oil and 6,313 tons of salad oil, achieving growth rates of -15.9%, 3.8% and -51.2%, respectively, over the nine months ended September 30, 2008, when we sold 237,623 tons of soybean meal, 37,044 tons of soybean oil and 12,946 tons of salad oil. As a result, there has been a large decrease in sales revenue over the same period.

Cost of Sales and Gross (Loss) Profit

	For The Nine Months Ended Sep. 30,				Period to Period Change
	2009		2008
Cost of sales:	Amount ($)	% of Sales Revenue	Amount ($)	% of Sales Revenue	Amount ($)%
Soybean meal	$(81,997,732)	107.8%	$(104,983,766)	92.6%	$22,986,034	-21.9%
Soybean oil	(34,654,691)	107.3%	(51,377,511)	92.1%	16,722,820	-32.5%
Salad oil	(6,000,401)	106.7%	(19,189,738)	90.7%	13,189,337	-68.7%
Squeezed oil	(853,165)	111.6%	-		(853,165)	-
Soy protein concentrates	(1,610,850)	114.9%	-		(1,610,850)	-
Low-temp soy meal	(6,942,020)	111.7%	-		(6,942,020)	-
Cost of Sales	$(132,058,859)	107.9%	$(175,551,015)	92.3%	$43,492,156	-24.8%
Gross (loss) profit:
Soybean meal	$(5,941,538)	-7.8%	$8,348,268	7.4%	$(14,289,806)	-171.2%
Soybean oil	(2,357,397)	-7.3%	4,376,956	7.9%	(6,734,353)	-153.9%
Salad oil	(379,239)	-6.7%	1,960,937	9.3%	(2,340,176)	-119.3%
Squeezed oil	(88,733)	-11.6%	-	-	(88,732)	-
Soy protein concentrates	(208,797)	-14.9%	-	-	(208,797)	-
Low-temp soy meal	(724,918)	-11.7%	-	-	(724,918)	-
Gross (loss) profit	$(9,700,622)	-7.9%	$14,686,161	7.7%	$(24,386,783)	-166.1%

Our cost of sales for the nine months ended September 30, 2009 fell by $43,492,156 or 24.8% over the nine months ended September 30, 2008.  The ratio of cost as a percentage to net sales value rose from 92.3% to 107.9% over the same period. Additionally, we recorded a gross loss of $9,700,622 in the nine months ended September 30, 2009, in comparison to a gross profit of $14,686,161 in the nine months ended September 30, 2008. Our gross (loss) profit margin dropped from 7.7% to -7.9% over the same period. The main reasons for the changes in gross (loss) profit were the negative impact of imported soybeans and the national reserve purchase conducted by Chinese government.

The import of soybeans from the U.S. and South America has effectively kept prices in China’s domestic market for soybean products at low levels, as the products made from the imported soybeans can be sold at much lower prices than their domestic equivalents (please refer to the section “Net Sales” above for details).

In response to the negative effect of higher levels of imports at low price on Chinese soybean farmers, the Chinese government launched a national strategic reserve purchase in late 2008, primarily in Heilongjiang Province, in order to maintain the prices of domestic non-GM soybeans and protect the interests of domestic farmers. Before ending the reserve purchase at the end of June 2009, the government had purchased over 6 million tons, representing a considerable portion of total soybean production. The government offered the farmers at a price materially higher than the normal market price in our area, thus causing our cost of raw materials to rise significantly.

The above factors squeezed our gross profit margin from both a cost and sales price perspective, creating a gross loss. To counter the current difficulties, we are undertaking a combination of measures, including purchasing soybeans with higher water content (which may be cheaper), implementing strict cost-saving policies, lowering production capacity utilization ratio, and granting many employees temporary non-paid vacations, etc.

Based on our current knowledge, we expect that the situation may improve in the following months, because it is highly unlikely for the Chinese government will implement the kind of national purchase as mentioned above in 2010 and the following years.  The government has failed in all of its actions designed to sell the soybean inventories, which it has built up in the national purchase launched in late 2008.  Therefore, there are great restraints on the government’s intentions, ability and resources to conduct further purchase. In addition, if the efforts of the domestic soybean industry to lobby the government into granting subsidies may succeed, and if the government decides to grant domestic soybean processors subsidies substantive enough to achieve a positive gross profit margin, then the difficulties may also be alleviated. However, the effects of these factors may be offset by those of the following factors: the reduction in production volume of Chinese domestic soybean due to unfavorable weather, and the increase in soybean output of the United States, resulting in more imports to China.

Operating Expenses

	For The Nine Months Ended September 30,				Period to Period
	2009	% of Sales	2008	% of Sales	Change
	Amount ($)	Revenue	Amount ($)	Revenue	Amount ($)%
Selling Expenses	$(156,317)	0.1%	$(180,726)	0.1%	$(24,409)	-13.5%
General & Administrative Expenses	(2,018,987)	1.7%	(1,758,068)	0.9%	260,919	14.8%
Impairment Loss	(584,699)	0.5%	-	-	584,699	—
(Loss) gain on disposal of property, plant and equipment	(230,025)	0.2%	7,144	0.0%	(237,169)	-3319.8%
Total Operating Expenses	$(2,990,028)	2.5%	$(1,931,650)	1.0%	$1,058,378	54.8%

Selling expenses for the nine months ended September 30, 2009 decreased by 13.5% as compared to the nine months ended September 30, 2008. This decrease was mainly due to cost saving measures implemented in several areas including travel, advertising, sales meetings, and business entertainment. As a percentage of net sales, selling expenses remained stable at 0.1% over the period.

General and administrative expenses, other than impairment loss and (loss) gain on disposal of property, plant and equipment,  for the nine months ended September 30, 2009 increased by 14.8% over the nine months ended September 30, 2008. Though there was material decrease in items such as travel, business entertainment, vehicle usage and communication expenses, the expenses related to listing in the U.S. increased significantly, mostly due to fees paid to auditors and legal counsel. As a percentage of net sales, general and administrative expenses rose from 0.9% for the nine months ended September 30, 2008 to 1.7% for the nine months ended September 30, 2009.

During the nine months ended September 30, 2009, we determined the salad oil production facility of plant 1 to be technologically outdated and the management will make a decision later  as  to whether upgrade and retool  the equipment to produce another kind of product or put the line out of operation. As a result, we have recorded non-cash impairment charges totaling $584,699 for the nine months ended September 30, 2009.

Net (Loss) Income

	For The Nine Months Ended September 30,				Period to Period
	2009	% of Sales	2008	%of Sales	Change
	Amount ($)	Revenue	Amount ($)	Revenue	Amount ($)%
(Loss) income from operations	(12,690,650)	-10.4%	12,754,511	6.7%	(25,445,161)	-199.5%
Interest expenses	(341,417)	0.3%	(708,978)	0.4%	367,561	-51.8%
Interest income	137,988	0.1%	81,151	0.0%	56,837	70.0%
Other expense	(1,235)	0.0%	(14,479)	0.0%	13,244	-91.5%
Income tax	-	-	-	-	-	-
Net (loss) income	(12,895,314)	-10.5%	12,112,205	6.4%	(25,007,519)	-206.5%

(Loss) income from operations decreased by 199.5% or $25,445,161 for the nine months ended September 30, 2009, to a loss of $12,690,650, as compared to a profit of $12,754,511 for the nine months ended September 30, 2008.  The change was primarily due to the same reasons for the decrease in sales revenue and the drop in gross margin (please refer to the sections “Net Sales” and “Cost of Sales and Gross Profit” above). Additionally, operating margin fell from 6.7% to a negative 10.5%.

Interest expenses decreased by 51.8% from the nine months ended September 30, 2008 to the nine months ended September 30, 2009. As a percentage of net sales, interest expense was only 0.3% for the nine months ended September 30, 2009, compared to 0.4% for the nine months ended September 30, 2008. The changes were mainly caused by the decrease in bank borrowings due to reduced working capital needs. Interest income increased by 70.0% because we held a large amount of cash in bank accounts in the first half of 2009.

Because Yanglin has been recognized as a “Key Leading Enterprise” in the industrialization of the agriculture industry by the Chinese government, Yanglin enjoys a complete exemption from income taxes. This status is usually reviewed in every two years. According to a government order, the next review has been postponed to the end of 2009. Therefore, Yanglin can enjoy the tax exemption status through 2009.

Net (loss) income decreased by 206.5% from the nine months ended September 30, 2008 to the nine months ended September 30, 2009. During the same period, net profit margin fell from 6.4% to negative 10.5%. This change was due to the same reasons as the change in income from operations (please refer to the section “Cost of Sales and Gross Profit” above).

(Loss) earnings Per Share

	Nine Months Ended September 30,
	2009	2008
	Unaudited	Unaudited
Net (Loss) Income for Basic Earnings Per Share	(12,895,314)	12,112,205
Basic Weighted Average Number of Shares	20,000,003	20,000,003
Net (Loss) Income per Share – Basic	(0.64)	0.61
Net (Loss) Income for Diluted Earnings Per Share	(12,895,314)	12,112,205
Diluted Weighted Average Number of Shares	20,000,003	38,339,885
Net (Loss) Income per Share – Diluted	(0.64)	0.32

Basic and diluted (loss) earnings per share (EPS) for the nine months ended September 30, 2009, were $(0.64) and $(0.64), compared to $0.61 and $0.32 for the same period in 2008.

Liquidity and Capital Resources

Generally, we finance our business with cash flow from operations and short-term bank loans and we use shareholders’ equity investments and retained earnings to meet capital expenditures.

Working capital is current assets less current liabilities, and our operational cash demand consists mainly of raw materials purchases, salaries, production overhead (auxiliary materials, utilities, etc.) and financing expenses, of which raw materials (soybean) purchases comprise the majority.

Because we usually pay cash to our suppliers upon purchase of soybeans, there is a higher than normal need for cash around harvest season. Our pattern of operations is as follows: (i) we will keep a large cash reserve until early October, the harvest time, and take short-term loans from banks at that time, (ii) we will build up a substantial inventory of soybeans so that for the period through the end of the year and for the following half year, we will have sufficient raw materials to maintain operations and convert finished products to cash, and (iii) we will repay the short-term loans by the end of June or July the following year.

Currently we have a credit line of up to RMB 190 million, or about USD 27.8 million, based on our credit rating of AA, granted by the Agricultural Development Bank (the “Bank”). We believe that this will be sufficient for our future working capital needs at current operation and capacity levels, for the next twelve months.

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

4.
The interest rate is 6.93%, subject to adjustment. When the People’s Bank of China adjusts the interest rate of loans, the Bank has the right and discretion to adjust the interest rate of the loans accordingly.

5.	Whether the loans would be secured by Yanglin’s assets: The loans would be secured by Yanglin’s assets, i.e., building, machinery and land use rights.

6.	Secured loans shall have preference over credit loans; the Company shall purchase insurance for pledged assets, with the Bank having first priority.

Our operational cash requirements may be influenced by many factors, including the fluctuation of raw material prices, cash flow, competition, relationships with suppliers or customers, availability of credit facilities and financing alternatives. Under the current operational level, we can satisfy this demand by short-term loans from the Bank, under the credit line of USD 27.8 million and our own cash reserves, within the next twelve months.

The Nine Months Ended September 30, 2009 Compared with the Nine Months Ended September 30, 2008

Operating Activities

Cash provided by operating activities for the nine months ended September 30, 2009 was $631,154, while cash provided by operating activities for the nine months ended September 30, 2008 was $19,794,735. The difference was a result of many factors, the most important of which was a net loss, along with an increase in prepaid VAT and other taxes, though we did materially reduce the cost of inventories and advances to suppliers.

We incurred a net loss during the nine months ended September 30, 2009. At the end of 2008, the Chinese government conducted a national strategic reserve purchase of soybeans, which was designed to uphold the price of domestically produced non-GM soybeans (please refer to the section “Net Sales” and “Cost of Sales and Gross Profit” above). The designated purchase price was much higher than normal market prices, thus forcing market prices to increase. Consequently, we had to allocate an additional $2.5 million in cash to prepay VAT and other taxes, which was proportional to the increase in purchase price of soybeans.

As a major measure to improve our cash flow status, we reduced the cash paid as advances to suppliers by $10.6 million.

Our cash flows are stable, as we sell primarily on a cash basis, with negligible trade receivables. We usually sell our products a few days after they are produced.

Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2009 was $87,400, compared to $1,416,259 for the nine months ended September 30, 2008. The major reason for this decrease was that we completed the majority of our construction projects, including the renovation of Plant 2, by the end of 2008. All cash used in the nine months ended September 30, 2009 was for payments for plant and equipment.

Financing Activities

Net cash used in financing activities was $6,835,616 for the nine months ended September 30, 2009, compared to $8,608,086 for the nine months ended September 30, 2008. The amount of net cash used in the nine months ended September 30, 2009 includes $6.6 million of new bank loans for working capital needs and $13.3 million of repayment for bank loans.

Loans

We had no short-term bank loans at September 30, 2009, as compared to $6,711,214 at December 31, 2008. We were able to repay all loans by September 30, 2009 as we reduced the size of operations and the majority of advances to suppliers.

The balance of our long-term bank loan from related parties, including the portion payable within one year, was approximately $380,629 on September 30, 2009, compared to $489,827 on December 31, 2008. The change was caused by repayment of the principal, and we did not borrow any additional funds during the third quarter of 2009.

Commitments and Contingencies

We have no future cash commitments or contingent liabilities as of  September 30, 2009.

Critical Accounting Policies and Estimates

On September 30, 2009, the Company adopted changes issued by the Financial Accounting Standards Board (“FASB”) to the authoritative hierarchy of GAAP.  These changes establish the FASB Accounting Standards Codification (“ASC”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAASP.  Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants.  The FASB will no longer issue new standards in the form of Statements, FASB Staff Positions (“FSP”), or Emerging Issues Task Force Abstracts; instead the FASB will issue Accounting Standards Updates (“ASUs”).  ASUs will not be authoritative in their own right as they will only serve to update the ASC.  These changes and the ASC itself do not change GAAP.  Other than the manner in which new accounting guidance is referenced, the adoption of these changes had no impact on the Company’s consolidated financial statements.

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

On an ongoing basis, we evaluate our estimates and judgments. Areas in which we exercise significant judgment include, but are not necessarily limited to, the estimated useful lives for amortizable intangible assets and property, plant and equipment, and warrants granted in connection with various financing transactions in circumstances where the use of that accounting method is deemed to be appropriate. The long-lived assets held and used by the Group are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable. It is reasonably possible that these assets could become impaired as a result of changes in technologies or situations related to the industry.  Determination of recoverability of assets to be held and used is done by comparing the carrying amount of an asset to the future net undiscounted cash flows to be generated by the asset. If such assets are considered to be impaired, the impairment losses to be recognized are measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less estimated costs of disposal.

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

Please refer to our Annual Report on Form 10-K for the year ended December 31, 2008 filed with the SEC for a discussion of our critical accounting policies. During the three months ended September 30, 2009, there were no material changes to these policies.

Economic and political risks

The Group’s operations are conducted in the PRC. Accordingly, the Group’s business, financial condition and results of operations may be influenced by the political, economic and legal environment in the PRC, and by the general state of the PRC economy, so the Group’s operations are subject to special considerations and significant risks not typically associated with companies in North America and Western Europe. These include risks associated with, among others, the political, economic and legal environment and foreign currency exchange. The Group’s results may be adversely affected by changes in the political and social conditions in the PRC, and by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion, remittances abroad, and rates and methods of taxation, among other things.

Inventories

We apply weighted average method to measure the cost of inventories on a monthly basis, to compensate for the frequent fluctuation in soybean prices.

Impairment of Property and Equipment

We analyze our assets for impairment when events or circumstances occur that indicate the carrying value may not be recoverable. We consider a property to be impaired when the sum of future undiscounted cash flows during our remaining estimated holding period is less than the carrying value of the asset. For impaired assets, we record an impairment charge equal to the excess of the property’s carrying value over its fair value.

Recent Accounting Pronouncements

In April 2009, the FASB issued ASC 820.10, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”. ASC 820.10 provides additional guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased and also includes guidance on identifying circumstances that indicate a transaction is not orderly for fair value measurements. ASC 820.10 shall be applied prospectively with retrospective application not permitted. This ASC shall be effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity early adopting this ASC 820.10 must also early adopt ASC 320.10, “Recognition and Presentation of Other-Than-Temporary Impairments”. Additionally, if an entity elects to early adopt either ASC 825.10,, “Interim Disclosures about Fair Value of Financial Instruments” or ASC 320.10, it must also elect to early adopt ASC 820.10. The adoption of ASC 820.10 did not have a material impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued ASC 805, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies”. ASC 805 addresses the initial recognition, measurement and subsequent accounting for assets and liabilities arising from contingencies in a business combination, and requires that such assets acquired or liabilities assumed be initially recognized at fair value at the acquisition date if fair value can be determined during the measurement period. If the acquisition-date fair value cannot be determined, the asset acquired or liability assumed arising from a contingency is recognized only if certain criteria are met. This FSP also requires that a systematic and rational basis for subsequently measuring and accounting for the assets or liabilities be developed depending on their nature. This ASC is effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company does not anticipate that the adoption of this statement will have a material impact on its consolidated financial statements, absent any material business combinations.

In June 2009, the FASB issued ASC 860, Accounting for Transfers of Financial Assets, which requires entities to provide more information regarding sales of securitized financial assets and similar transactions, particularly if the entity has continuing exposure to the risks related to transferred financial assets. ASC 860 eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets and requires additional disclosures. ASC 860 is effective for fiscal years beginning after November 15, 2009. The Company has not completed the assessment of what impact ASC 860 will have on the Company’s consolidated financial statements.

In June 2009, the FASB issued ASC810.10, guidance to change financial reporting by enterprises involved with variable interest entities (“VIEs”) which modifies how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. This pronouncement clarifies that the determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. The guidance requires an ongoing reassessment of whether a company is the primary beneficiary of a variable interest entity. This guidance also requires additional disclosures about a company’s involvement in variable interest entities and any significant changes in risk exposure due to that involvement. This guidance is effective for fiscal years beginning after November 15, 2009. The Company has not completed the assessment of what impact this guidance will have on the Company’s consolidated financial statements.

In August 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-05, “Measuring Liabilities at Fair Value” . ASU 2009-05 amended ASC 820 (, “Fair Value Measurements.” Specifically, ASU 2009-05 provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the following methods: 1) a valuation technique that uses a) the quoted price of the identical liability when traded as an asset or b) quoted prices for similar liabilities or similar liabilities when traded as assets and/or 2) a valuation technique that is consistent with the principles of ASC 820 (e.g. an income approach or market approach). ASU 2009-05 also clarifies that when estimating the fair value of a liability, a reporting entity is not required to adjust to include inputs relating to the existence of transfer restrictions on that liability. The Company does not anticipate that the adoption of this statement will have a material impact on its consolidated financial statements.

In October 2009, the FASB issued ASU No. 2009-13, Multiple-Deliverable Revenue Arrangements and ASU No. 2009-14, Certain Revenue Arrangements That Include Software Elements. These amendments address how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting, and how the arrangement consideration should be allocated among the separate units of accounting. These amendments may be applied retrospectively or prospectively for new or materially modified arrangements and early adoption is permitted. The Company does not anticipate that the adoption of this statement will have a material impact on its consolidated financial statements.

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

ITEM 3—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4—CONTROLS AND PROCEDURES

a. Disclosure Controls and Procedures

As required by Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act, our management has carried out an evaluation, with the participation and under the supervision of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2009.

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

Management conducted its evaluation of disclosure controls and procedures under the supervision of our chief executive officer and our chief financial officer. Based upon, and as of the date of this evaluation, our chief executive officer and chief financial officer concluded that, as of September 30, 2009, our disclosure controls and procedures were not effective due to the material weaknesses and significant deficiencies in our internal control over financial reporting described below.

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

Our internal control over financial reporting was not effective as a result of the following identified material weaknesses:

A)	The Company does not maintain personnel with a sufficient level of accounting knowledge, experience and training in the selection and application of US GAAP and related SEC disclosure requirements.

B)	The Company does not have an accounting policy manual based on US GAAP.

Both control deficiencies could result in material misstatements of significant accounts and disclosures that would result in a material misstatement to our interim or annual consolidated financial statements that would not be prevented or detected. Accordingly, the management has determined that these control deficiencies constitute material weaknesses.

Remediation Initiative and Progress

To remediate the situation, we need the help of competent professional accounting advisors, and we have engaged SEC Audit Prep, an accounting consulting firm, to help with the preparation of the Company’s consolidated financial statements and deliver training to our own accounting staff on the selection and application of US GAAP and related SEC disclosure requirements. Meanwhile, the management has decided that we will draft the accounting manual using our own staff first, and enlisting the help from professional advisors later, if we find it necessary.

There will be significant costs involved for engaging professional accounting advisors; studying and researching U.S. GAAP; drafting, revising and approving our accounting manual; and training and educating our accounting staff with the knowledge of U.S.GAAP.

b. Changes in Internal Controls over Financial Reporting

During the quarter ended September 30, 2009, there was no other change in our internal controls over financial reporting, except as described above, that has materially affected, or that is reasonably likely to materially affect, our internal control over financial reporting.

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

Yanglin Soybean, Inc.

Date: November 12, 2009	By:	/s/ SHULIN LIU
Shulin Liu Chief Executive Officer (Principal Executive Officer)

Yanglin Soybean, Inc.

Date: November 12, 2009	By:	/s/ SHAOCHENG XU
Shaocheng Xu Chief Financial Officer (Principal Financial and Accounting Officer)