Form 10-K
period 2009-12-31
Yanglin Soybean, Inc.
filed 2010-04-15
CIK 1368745

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number: 000-52127

YANGLIN SOYBEAN, INC.
(Exact name of registrant as specified in its charter)

Nevada	20-4136884
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

NO. 99 FANRONG STREET, JIXIAN COUNTY
SHUANG YA SHAN CITY
HEILONGJIANG PROVINCE
People’s Republic of China, 155900
(Address of Principal Executive Offices)

86-469-4693000
(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:  Common Stock, par value $0.001

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
Yes ☐ No ☑

The aggregate market value of the 1,401,003 shares of voting and non-voting common equity stock held by non-affiliates of the registrant was $4,203,009 as of June 30, 2009, the last business day of the registrant’s most recently completed second fiscal quarter, based on the last sale price of the registrant’s common stock on such date of $3.00 per share, as reported by The Over-The-Counter Bulletin Board.

As of April 12, 2010, there are 20,465,119 shares of common stock outstanding.

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

Faith Winner (BVI) formed Faith Winner (Jixian) Agriculture Development Company (“Faith Winner (Jixian)” or “WFOE”), which entered into a series of agreements with Heilongjiang Yanglin Soybean Group Co., Ltd. (“Yanglin”). As a result of entering the agreements, WFOE gained control of all of Yanglin’s assets, management and business as if Yanglin were a wholly-owned subsidiary of WFOE. However, one of the shareholders of the Company is Winner State BVI, which is 100% owned by Mr. Shulin Liu and his wife, Mrs. Huanqin Ding, has effective control over Faith Winner (BVI) and WFOE as our subsidiaries, because it, beneficially owns approximately 91% of our common stock. These contractual arrangements included a loan agreement, a consigned management agreement, two consignment agreements of equity interests, an exclusive purchase option agreement, a registered trademark transfer contract and a trademark licensing agreement. The Consignment Agreement was entered into on September 1, 2007, and the other agreements were all signed on September 24, 2007. The exclusive purchase option agreement and the consigned management agreement were amended as of April 3, 2009.

Pursuant to those agreements, WFOE made a loan of $17 million intended to satisfy Yanglin’s working capital needs in the future (the “Loan”). In return, WFOE obtained the management control of Yanglin and an exclusive right to acquire all of the equity of Yanglin. The rights of existing shareholders of Yanglin are assigned by the consignment of equity interests to WFOE. The exclusive purchase agreement and the loan agreement restrict both Yanglin and its shareholders from significant decisions including but not limited to any amendments of articles of association or rules of the Company, any change in registered capital, any transfer, mortgage or disposal of Yanglin’s assets or income in a way that would affect WFOE’s security interest, entering any material contract exceeding US$731,294 in value and distributing any dividends to the shareholders. Pursuant to the consigned management agreement between WFOE and Yanglin, Yanglin agreed to entrust the business operations of Yanglin and its management to WFOE until WFOE formally acquires all equity or substantially all the assets of Yanglin. Under the consigned management agreement as amended on April 3, 2009, WFOE will provide financial, technical and human resources management services to Yanglin which will enable WFOE to control Yanglin's operations, assets and cash flows. In turn, it will be entitled to an annual management fee equal to 5% of Yanglin’s annual net sales.

Under the Registered Trademark Transfer Agreement, Yanglin agreed to transfer to WFOE all of its rights in connection with the two trademarks, including without limitation the title of the trademarks and right to license (the “Transferred Trademark”) for a purchase price of $1,000,000, which is subject to a purchase price adjustment based on the minimum appraised value on intellectual property (“IP”) rights allowed under the laws and regulations of the People’s Republic of China (“PRC”) for such transfer. Under the Trademark Licensing Agreement, WFOE agreed to grant an exclusive license to Yanglin, for a term of 10 years, to use the Transferred Trademark for an annual licensing fee equal to 1% of Yanglin’s annual net sales. The licensing fee and the management fee aforesaid – total of 6% of annual net sales of Yanglin- entitled by WFOE are designed to approximate Yanglin’s annual net profit. If the licensing and management fees entitled by WFOE exceed the net income after tax of Yanglin, Yanglin should not be obligated to pay WFOE any shortfall. In the event that the net income after tax is greater than the licensing and management fees entitled by WFOE, Yanglin should maintain any excess on its books and should not distribute any of such excess as a dividend in any manner to its shareholders until WFOE exercises its exclusive purchase option pursuant to the Exclusive Purchase Option Agreement dated September 24, 2007 between Yanglin and WFOE and as amended on April 3, 2009.

According to the exclusive purchase option agreement, WFOE has the exclusive purchase option to purchase all or part of Yanglin’s shareholders’ equity interest in Yanglin when and as permitted under PRC laws and regulations, and no other party has the right to purchase any equity from the shareholders of Yanglin. The agreement provides that, unless otherwise required under PRC laws and regulations, the consideration for the equity transfer or the asset transfer under the agreement will be $17 million or such greater amount as required by the then applicable PRC law and regulations (the “Option Price”). Under the loan agreement and the exclusive purchase option agreement, the money received as the Option Price by the shareholders of Yanglin upon execution of the option shall be contributed to Yanglin and used to satisfy the repayment of the Loan, that is, any amount of money received by Yanglin’s shareholders shall be paid back to WFOE as the repayment of Loan on behalf of Yanglin. Therefore, the actual consideration of acquisition of the direct investment in Yanglin is exactly the amount of the Loan. Under such contractual arrangements, all of assets and equity including any residual profits of Yanglin are totally controlled by WFOE and will be formally captured upon exercise of the exclusive purchase option.

The loan of $17 million to Yanglin is considered as an investment in Yanglin by the Company through a series of contractual arrangements by way of the Loan. As a result of entering into the above mentioned agreements, WFOE is deemed to control Yanglin as a Variable Interest Entity as required by Accounting Standards Codification (“ASC”) 810 (revised December 2003) Consolidation of Variable Interest Entities. The reverse-merger also included an equity financing of $21,500,000 by the issuance of 9,999,999 Series A Convertible Preferred Stock at $2.15 per share to 10 accredited investors.

The Company, through its subsidiaries and Yanglin, (hereinafter, collectively referred to as the “Group”), is now in the business of manufacturing, distribution, and selling of non-genetically modified soybean products, including soybean oil, soybean salad oil, and soybean meal,  throughout Heilongjiang Province and other parts of the PRC.

The contractual agreements were utilized instead of a direct acquisition of Yanglin’s assets because current PRC law which took effect on September 8, 2006 does not specifically establish the approval procedures and detailed implementation regulations for a non-PRC entity’s equity to be used as consideration to acquire a PRC entity's equity or assets. This makes it highly uncertain, if not impossible, for a non-PRC entity to use its equity to acquire a PRC entity. If acquisition of a PRC entity using foreign equity were possible, we could have acquired 100% of the common stock of Yanglin by paying the price of $17 million with any excess treated as interest pursuant to amendment to exclusive purchase option agreement dated April 3, 2009. While PRC law does allow for the purchase of equity interests in (or assets of) a PRC entity by a non-PRC entity for cash, the purchase price must be based on the appraised value of such equity (or assets). Because we presently do not have sufficient cash to pay the estimated full value of all of the assets of Yanglin, we, through WFOE, purchased the maximum amount of assets possible with the net proceeds of the private placement on October 7, 2007, and leased from Yanglin the remainder of the assets used in Yanglin’s business.

Restatement of Previously Issued Consolidated Financial Statements

The Company has restated its consolidated financial statements as of and for the year ended December 31, 2008 to record the shares it committed to transfer to the Company’s Series A Preferred stockholders as a result of its failure to list on a National Stock Exchange by December 31, 2008 (Note 15). The Company has now determined that in accordance with ASC 450 Accounting for Contingencies, the expense should be recorded during the year ended December 31, 2008 as the Company failed the listing requirement and incurred the expense on December 31, 2008. The Company has accounted for this as a contribution of capital and recorded an expense in the amount of $4,480,000 due to the share payment being made by the majority shareholder. Such shares were valued based on the closing market price on December 31, 2008.

Accordingly, changes have been made to the applicable line items associated with expense, income before income taxes, net income, comprehensive income, basic earnings per share, diluted earnings per share, additional paid in capital and retained earnings as of and for the year ended December 31, 2008.

The effect of the restatement on specific amounts provided in the consolidated financial statements is as follows:

	As of December 31, 2008
Consolidated Balance Sheet	As previously reported	As restated

Additional paid-in capital	$38,389,635	$42,869,635
Retained earnings	21,664,524	17,184,524

	For the year ended December 31, 2008
Consolidated Statements of Operations and Comprehensive Income	As previously reported	As restated

Stock exchange listing expense	$-	$(4,480,000)
Income before income taxes	14,380,466	9,900,466
Net income	14,380,466	9,900,466
Comprehensive income	18,183,680	13,703,680

Earnings per share:	$0.72	$0.50
Basic	$0.38	$0.26
Diluted

	For the year ended December 31, 2008
Consolidated Statements of Cash Flows	As previously reported	As restated

Cash flows from operating activities:
Net income	$14,380,466	$9,900,466
Adjustments to reconcile net income to net cash provided by operating activities:
Stock exchange listing expense	-	4,480,000
Net cash provided by operating activities	30,834,483	30,834,483

Supplemental disclosure of non-cash investing activities:
Contribution from majority shareholder to settle stock exchange listing expense	$-	$4,480,000

Our Industry

We are a leading non-genetically modified (non-GM) soybean processor in the PRC. We currently manufacture soybean oil in bulk and soybean meal, which are sold throughout PRC to our customers directly or through distributors. Most of our customers (approximately 80%) are located in Northern PRC.

The manufacturing process includes sifting, crushing, heating and pressing soybeans, extracting and separating oil from crushed soybeans, cleansing, hydrating and packaging of oil as well as drying and packaging soybean meal. Our main products include Grade IV soybean oil, salad oil and soybean meal. We broadened our product line to include value-added products such as squeezed oil, low temperature soybean meal and concentrated soy protein, and we plan to produce powdered soy oil, textured protein and defatted soybean powder.  Production of squeezed oil has already begun. Powdered soybean oil is now in trial production phase and we are now adjusting the formula and techniques according to customer requirements and feedback. We are producing concentrated soy protein in small quantities of commercial grade product to customers in order to solicit feedback, so we can adjust the specifications of the product to satisfy the specific needs of the customers. Defatted soy powder and textured protein may be launched at a later date, depending on trends in the market and the specific product economics.

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

(ii) Soybean Meal

Soybean meal is manufactured by grinding soybean flakes which remain after removal of most of the oil from soybeans by a solvent or mechanical extraction process. Soybean meal is an important raw material used in the animal feed and farming industry due to its high protein content, low fat composition and edible characteristics. Given the PRC’s closer proximity to customers in Asia, there is a growing demand for PRC produced soybean meal from countries such as Korea and Japan. This in turn has led to an increase in demand for our soybean meal products.

Growth in the Soybean Industry

Soybean is a major source of vegetable edible oil and protein. There has been continuous growth in the world’s production and consumption of soybean. As soybean oil consumption in the PRC has been rapidly increasing, the PRC has imported soybean oil from other countries, such as Argentina, Brazil and the USA.

Major Oilseeds: World Supply and Distribution (Commodity View)
Million Metric Tons

	2005/06	2006/07	2007/08	2008/09	Feb 2009/10	Mar 2009/10
Production
Oilseed, Copra	5.60	5.27	5.72	5.88	5.88	5.88
Oilseed, Cottonseed	43.47	46.00	45.91	41.25	39.80	39.52
Oilseed, Palm Kernel	9.97	10.18	11.10	11.86	12.02	12.42
Oilseed, Peanut	33.22	30.72	32.39	34.15	30.81	31.40
Oilseed, Rapeseed	48.50	45.09	48.52	58.21	59.46	59.58
Oilseed, Soybean	220.67	237.12	221.14	210.90	255.02	255.91
Oilseed, Sunflower seed	30.04	29.80	27.02	33.32	30.75	30.59

Total	391.45	404.18	391.79	395.57	433.73	435.30

Imports
Oilseed, Copra	0.07	0.09	0.11	0.10	0.10	0.10
Oilseed, Cottonseed	1.10	0.84	0.75	0.55	0.63	0.63
Oilseed, Palm Kernel	0.15	0.13	0.14	0.13	0.13	0.13
Oilseed, Peanut	1.94	1.98	2.07	1.93	1.92	1.92
Oilseed, Rapeseed	6.68	7.01	7.56	12.13	9.77	9.87
Oilseed, Soybean	64.13	69.06	78.12	77.20	79.58	79.78
Oilseed, Sunflower seed	1.39	1.75	1.25	1.81	1.68	1.77

Total	75.45	80.86	89.99	93.83	93.80	94.20

Exports
Oilseed, Copra	0.10	0.13	0.13	0.11	0.12	0.12
Oilseed, Cottonseed	0.96	0.84	0.84	0.54	0.54	0.56
Oilseed, Palm Kernel	0.18	0.15	0.10	0.15	0.15	0.15
Oilseed, Peanut	2.25	2.43	2.37	2.24	2.11	2.10
Oilseed, Rapeseed	6.98	6.63	8.13	12.01	10.12	10.24
Oilseed, Soybean	63.80	71.32	79.59	76.94	81.39	81.18
Oilseed, Sunflower seed	1.52	1.88	1.41	2.20	1.83	1.90

Total	75.79	83.37	92.57	94.19	96.26	96.25

Crush
Oilseed, Copra	5.57	5.16	5.66	5.81	5.88	5.88
Oilseed, Cottonseed	32.06	33.70	34.37	32.00	31.08	30.69
Oilseed, Palm Kernel	9.90	10.04	11.01	11.69	11.97	12.37
Oilseed, Peanut	15.41	14.05	15.16	15.42	13.86	14.16
Oilseed, Rapeseed	44.62	43.62	46.65	52.00	56.16	56.48
Oilseed, Soybean	185.19	195.66	201.87	193.90	204.22	204.95
Oilseed, Sunflower seed	26.01	26.09	24.12	28.61	27.67	27.72

Total	318.76	328.31	338.85	339.43	350.84	352.25

Ending Stocks
Oilseed, Copra	0.05	0.10	0.11	0.14	0.09	0.09
Oilseed, Cottonseed	1.34	1.33	1.22	0.80	0.76	0.76
Oilseed, Palm Kernel	0.15	0.18	0.20	0.24	0.16	0.16
Oilseed, Peanut	1.86	1.29	1.08	1.54	1.18	1.19
Oilseed, Rapeseed	5.51	4.66	3.55	7.11	7.03	6.82
Oilseed, Soybean	53.24	62.96	52.96	42.02	59.73	60.67
Oilseed, Sunflower seed	2.52	2.75	2.55	3.09	2.00	2.11

Total	64.65	73.27	61.67	54.94	70.95	71.80

Totals may not add due to rounding
 Source: USDA

It can be seen from the above chart that the soybean industry has seen a trend of sustained growth since 2005/06, as the global production, import and export volumes of soybean have been growing steadily. We believe that the soybean industry in the PRC has significant potential for further growth and we believe Yanglin is well positioned to take advantage of such growth. Soybeans are grown for their oil and protein and are used to manufacture various products including soybean oil and soybean meal.

Non-Genetically Modified Soybean Products

Genetically modified soybean plants are widespread in the world’s leading soybean producing countries (such as Brazil, Argentina and the United States) and genetically modified soybeans comprise a very large proportion of the world’s soybean production. Conversely, most of the soybean food products exported from the PRC are primarily made from non-genetically modified soybeans that are cultivated and grown in the PRC.

We believe that a growing number of consumers prefer their food products to be made from non-genetically modified raw materials, including soybean based products. Such non-genetically modified soybean products are perceived to be “green” and hence more desirable to certain classes of consumers than genetically modified soybean products, especially with respect to soy protein and other value-added soybean products. Furthermore, we believe that as a result of the increasing affluence and sophistication of the consumers in the PRC, European Union and Japan, they have also become more aware of potential health issues arising from the consumption of genetically modified soybean products and are willing to pay a premium for non-genetically modified soybean products.

As a producer of non-genetically modified soybean products, we believe that we are well positioned to take advantage of such growth.

Government Support for the Soybean Industry

In addition, there has been strong government support for the development of our industry. In recent years, the PRC government has sought to differentiate soybean exports from the PRC from other international exporters of soybeans such as the United States and Brazil. Specifically, the PRC government has taken measures to promote industries and enterprises, such as our business operations, that produce non-genetically modified soybean food products. In 2003, the PRC Ministry of Agriculture announced a plan to develop the PRC’s northeastern region (including Heilongjiang Province where Yanglin is located) into the world’s largest non-genetically modified soybean production centre for export.

In addition, the Heilongjiang provincial government has introduced a number of measures to develop its organic farming industry such as improving its local agriculture infrastructure and promoting the development of large industrial groups that produce green and organic food products. Over the past five years, Heilongjiang's green food industry has grown significantly and has become an important growth sector in Heilongjiang’s burgeoning economy. Furthermore, we believe that the proportion of “deep-processed” soybean food products produced by the PRC will increase and is expected to grow significantly, particularly with the completion of the PRC’s largest non-genetically modified soybean deep-processing base by 2010.  The deep-processed products are the sub-group of value-added products which are mostly soybean products based on soy protein such as concentrated soy protein, powdered soy oil, textured soy protein and defatted soy powder.

We believe that these various government initiatives at the national and local levels will have a positive impact on the further development of our business operations.

Our Competitive Advantages

We believe that we have several competitive advantages:

•	Our products have favorable brand-name recognition due to their superior quality and our proven track record in the industry;

•
We are strategically located to access cheaper and more stable soybean supplies. Jixian County, where the company is headquartered, is in the heart of the Three Rivers Plains, a major soybean production area, and Yanglin has established long-term relationships with the local farmers and suppliers;

•	We have an extensive sales network covering most areas of the PRC and have negotiated better arrangements with distributors to save costs and to promote higher efficiency;

•	We believe that our business is better managed and our operations are more efficient compared to many larger state-owned soybean processors.

•
We believe that we do not face direct competition from international conglomerates such as Archer Daniels Midlands and Cargill as they produce predominantly genetically modified soybean products in coastal areas, whereas Yanglin produces non-genetically modified soybean products which appeals to more health-conscious customers and our sales are mostly in inland areas of Northern PRC; and

•	Both our management and workers are skilled and experienced in the soybean industry. Many of them have worked in the industry for more than 20 years.

Our Strategy

Increase Our Sources of Supply

Though negatively affected by recent global economic crisis, due to the still increasing overall market demand for soybean products, we expect our business to grow steadily in the next few years. We believe that, in the long term, our need for soybean supply may increase. In order to enlarge the supply base of our raw materials, we intend to expand our access to soybean cultivation areas through the development of further supply arrangements with other private and state-owned farms, farmers and vendors within Heilongjiang Province. Currently, we have access to soybeans produced in approximately 164,745 acres of farmland and we plan to increase our access in the next few years in other locations by adding more soybean farmers and through other arrangements.

Expand Capacity by Building New Plants or through Acquisitions

We believe that the demand for soybean products is growing over the long term. Consequently, we plan to increase our capacity when the market situation recovers from the difficulties created by a series of factors, including but not limited to, the global economic crisis, the large import volume of soybean and the policies of the PRC government. We intend to expand our production facilities by acquiring or renting additional factories. We expect that this expansion will allow us to increase our current annual soybean processing capacity to over 1 million tons of soybeans or higher over the next few years.

Expansion of our Sales Network

We currently sell a higher volume of products in Northern PRC than in any other parts of PRC and currently do not have many sales offices in the Southern PRC. We plan to expand our sales and marketing network by establishing more sales offices within the PRC. In addition, we plan to expand sales of our products, especially value-added products, through distributors internationally.

 Expansion of our Product Line

We believe that value-added soybean products will yield higher profit margins for our operations. We have expanded our product lines to acquire the capability to produce the following value-added soybean products:

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

Our Current Products

Our current products include the following:

Product	Use	Major Customers	2009 Sales Volume (tons)
Soybean Oil	Cooking	Hou Xinglin, Yingkou Bohai Oil Industries Co. Ltd.	49,969
Salad Oil	Cooking	Yingkou Bohai Oil Industries Co. Ltd., Gu Changchun	8,739
Soybean Meal	Animal Feed	Jilin Zhuoyue Animal Feed Factory	261,613
Squeezed Oil	Cooking	Tongliao Hongzhan Animal Feed Factory	970
Concentrated Soy Protein	Food additive	Cui Yan	1,514
Low-temperature soy meal	Raw material for processing into food additive and others	Tian Zhuang	12,278

We sell our products under the “Yanglin” brand name to various geographic regions of the PRC through our various distribution channels (see “Sales and Marketing” below) and directly to our customers primarily within the PRC market. In the fiscal year ending 2009, we processed approximately 357,400 tons of soybeans and generated total revenues amounting to approximately $161.6 million with net operating loss amounting to $14.3 million. A breakdown of our 2009 sales volume reveals that soybean meal occupied a major share of about 78%, soybean oil 15%, salad oil 3%, and low-temperature soy meal approximately 4%.

Our Major Suppliers of Soybeans

Maintaining a stable supply of raw materials (soybeans) is one of the key components for our success. We purchase all of our soybean supplies from various farmers in the Heilongjiang province. We have established and maintained good relationships with these farmers.

The following is a list of our top ten major suppliers of soybeans for the year ended December 31, 2009:

Supplier	Amount Purchased (in US$)	% of Total Purchases (%)
Jiang Minghui	10,416,784	6.2%
Duan Xufeng	8,449,517	5.0%
Chi Cuie	7,559,093	4.5%
Chen Li	7,511,549	4.5%
Wang Li	7,226,444	4.3%
Tang Lijun	6,963,058	4.2%
Bai Liping	6,909,720	4.1%
Bian Chaofen	6,103,448	3.6%
Zhang Zhongbao	6,032,630	3.6%
Mei Fangtao	6,015,345	3.6%

Note: the amounts are converted from RMB value using the yearly average rate of 2009, 1USD = 6.8409 RMB.

Our top ten suppliers together made up an aggregate of 43.6% of our total supply of soybeans, but our biggest supplier only supplied about 6.2% of our total supply. We believe this diversification of supply is beneficial to us as it increases our purchasing power and prevents us from being over-reliant on any single supplier.

We have implemented unique arrangements with soybean suppliers. Through our affiliate company, Heilongjiang Yanglin Group Seed Co. Ltd., “Yanglin Seed Co.” which is wholly owned and managed by Mr. Shulin Liu, our chief executive officer.

Yanglin Seeds Co. supplies the farmers with “Yanglin” brand soybean seeds which provide higher oil yield. Pursuant to annual intentional supply agreements with the Company, the farmers sell the harvested soybeans to Yanglin. Yanglin Seeds Co. extends favorable commercial terms to these farmers, such as competitive price, for them to purchase “Yanglin” soybean seeds. Meanwhile, Yanglin offers cash-upon-delivery payment terms to the farmers for purchases of the harvested soybeans grown from “Yanglin” soybean seeds. These arrangements ensure that we maintain good relations with our suppliers, enjoy a stable supply of soybeans that meet our high quality standards.

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

Major Customers

Our customers are primarily distributors of soybean oil and soybean meal, with some of them being soybean food processors and animal feed manufacturers. The following is a list of our top ten major customers for fiscal year 2009. All of our major customers are located in the PRC.

Customers	Type of Product	Fiscal 2009 Sales (USD)	% of Total Sales (%)
Gu Changchun	Soybean Meal	5,744,646	3.55%
Yingkou Bohai Grease Industrial Co. Ltd.	Soybean Oil	5,645,464	3.49%
Tian Zhuang	Soybean Meal	5,091,004	3.15%
Zhao San	Soybean Meal	4,965,551	3.07%
Chi Feng	Soybean Meal	4,607,756	2.85%
Duan Jiahe	Soybean Oil	4,537,948	2.81%
Cui Yan	Soybean Meal	4,481,043	2.77%
Cui Hengquan	Soybean Meal	4,399,938	2.72%
Tongliao Hongzhan Animal Feed Factory	Soybean Meal	4,284,917	2.65%
Huang Zujian	Soybean Oil	4,267,934	2.64%

Note: the amounts are converted from RMB value using the yearly average rate of 2009, 1USD = 6.8409 RMB

Our sales are widely diversified among our customers. Our largest customer accounts for only 3.55% of our total sales in the year 2009 while our top ten customers accounted for about 29.71% of our net sales in the year 2009. As such, we are not dependent on any single customer and have accordingly maintained our bargaining power in relation to our customers. Holding such a diversified customer base, we have mitigated the commercial risk and associated impact of the loss of sales from any single customer. As we begin to expand our product offering to include value-added soybean products, our customer base will change to include more industrial users and some retail consumers.

Sales of Products by Type and Locations

The following table shows the breakdown of sales volume of main products by customer type for the year 2009.

	Salad Oil		Grade IV Soybean Oil		Soybean Meal		Low Temperature Soybean Meal		Squeezed Oil		Concentrated Soy Protein
Type	Volume (Tons)%		Volume (Tons)%		Volume (Tons)%		Volume (Tons)%		Volume (Tons)%		Volume (Tons)%
Distributor	8,303	95	44,972	90	222,371	85	-	-	971	100	750	50
Food Manufacturer	437	5	4,997	10	13,081	5	12,279	100	-	-	420	28
Animal Feed Manufacturer	-	-	-	-	26,161	10	-	-	-	-	345	22
Total	8,740	100	49,969	100	261,613	100	12,279	100	971	100	1,515	100

All our sales are primarily made to customers within the PRC, although some of our products may be exported by some of the distributors to countries such as Japan, Korea, and Russia. The geographical distribution of the sales volume and revenue of our main products in the PRC for the year 2009 is shown below.

	Salad Oil		Grade IV Soybean Oil		Soybean Meal		Low Temperature Soybean Meal		Squeezed Oil		Concentrated Soy Protein
Province	Volume (Tons)	Revenue (USD)	Volume (Tons)	Revenue (USD)	Volume (Tons)	Revenue (USD)	Volume (Tons)	Revenue (USD)	Volume (Tons)	Revenue (USD)	Volume (Tons)	Revenue (USD)
Heilongjiang	7,429	6,848,490	29,981	25,804,940	65,403	25,402,156			650	4,932,287	152	1,065,654
Jilin	874	805,705	14,990	12,902,039	26,161	10,160,785			231	1,752,859
Liaoning			3,999	3,441,978	78,484	30,482,743			90	682,932
Inner Mongolia					26,461	10,277,303
Beijing	437	402,852	999	859,849	5,232	2,032,079
Tianjin					5,310	2,062,374
Shandong					2,600	1,009,825	2,401	8,466,452			761	5,335,283
Shanxi					7,850	3,048,896
Henan					7,964	3,093,173	2,450	8,639,237			152	1,065,654
Sha’anxi					5,345	2,075,968
Gansu					5,056	1,963,722	1,228	4,330,197			450	3,154,898
Guangxi					2,460	955,450	6,200	21,862,558
Sichuan					10,900	4,233,499
Hebei					12,387	4,811,041

Note: the amounts are converted from RMB value using the yearly average rate of 2009, 1USD = 6.8409 RMB.

Our Competitors

Our competitors are the non-genetically modified soybean processors operating in the PRC. Our main competitor is Heilongjiang 93 Oil and Fat Co., Ltd., an integrated state-owned enterprise which is located in the provinces of Heilongjiang, Dalian and Tianjin. The rest of our competitors are smaller state-owned enterprises.

Position	Company	Estimated Annual Non-GM Production Capacity (in Tons)	Estimated Market Share
1	Heilongjiang Jiushan 93 Group (SOE)	600,000	6.7%
2	Yanglin Soybean Group, Ltd	520,000	5.0%
3	Shandong Gaotang Lanshan Group (SOE)	200,000	2.2%
4	Henan Xuchang Vegetable Oil Company (SOE)	100,000	1.1%
5	Qitaihe City Nature Oil Company	100,000	1.1%
6	Shandong Guanxian Vegetable Oil Company	100,000	1.1%
7	Jiamusi Zhenda Company	90,000	1.0%

Source: Information from respective companies' websites and Yanglin estimates

Generally, we do not compete with companies that are engaged primarily in the manufacturing of genetically modified soybean products, especially international agriculture conglomerates. Currently, most major producers of genetically modified soybean products are state-owned enterprises and joint ventures of global agriculture companies. Their operations are mostly located in the coastal cities in Southern PRC, which enables them to conveniently import genetically modified soybean from the U.S., Brazil, Argentina and other countries in bulk volume at acceptable prices. The market for their products is also mainly in the southern parts of PRC. Meanwhile our supply sources, production facilities and customers are mostly in Northern PRC, where there is abundant supply of non-genetically modified soybean. Generally speaking, there is a geographical division between the market for genetically modified soybean products and that for non-genetically modified soybean products. Thus, we generally do not have direct competition with our genetically modified counterparts.

Sales and Marketing

Apart from our high product quality, our marketing efforts have also contributed to our success in the PRC markets. Currently, our main method of selling our products is direct marketing, supplemented with indirect marketing. Given that we are located in the Heilongjiang province, we are in close proximity to our suppliers and customers and, thus, are able to communicate with them directly (as opposed to going through the Dalian Commodities Exchange).

We have sales offices in cooperation with distributors in many cities in the PRC with approximately 40 independent general distributors spread over approximately 27 provinces. These provinces include locations in the northeastern, northwestern and southern regions of the PRC. Furthermore, we have a dedicated in-house sales team with 10 salespersons. Their duties include monitoring the soybean industry, collecting market and price information, developing and managing distributors, providing recommendations for our marketing and sales strategy, pricing policies, and filling sales orders.

The following map illustrates the geographical coverage of our sales and distribution network within the PRC:

In addition to our direct marketing efforts in the PRC, and as part of our international expansion plans, we plan to appoint sales agents in North America, Europe, Russia, Japan, Korea and other countries in Southeast Asia in the future.

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

Publicity

We hold an annual conference with distributors and potential customers to promote our products. We regularly attend exhibitions in different regions to market our products. We plan to maintain and strengthen our existing customer relations through symposiums, guided tours of the company and direct correspondences that provide further information of our product offering. We will also strengthen communications with the relevant government departments in order to keep abreast of new policies and guidelines. This will enable us to adapt quickly to any changes, better seize business opportunities and develop new markets.

Delivery of Products

Approximately 70% of our products are transported to our customers by railways, thanks to our easy access to the PRC railroad network (see “Our Competitive Advantages”). The costs of transportation are borne by our customers and are pre-paid in advance ahead of delivery of the products. The remainder of our products is collected by our customers at our facilities.

Pricing and Terms

Prices of our products are determined based on the daily spot market price, which is determined by the average of ex-works prices of local producers and the quotation on commodities exchanges. Usually all of our customers are required to pay us the full retail price in cash in advance of delivery of their ordered products. Credit terms will only be granted to long-term customers, usually large distributors. Long-term customers constitute almost 90% of our customers in total, and we, if it’s permitted by the circumstances, offer certain favorable treatments to them, including the priority in fulfilling orders, guarantee of railway delivery capacity, etc. Since we are paid with cash in advance most of the time, there are almost no accounts receivables.

The current prices for our products, as of December 31, 2009 are (including value-added tax (“VAT”)):

Products	Price (USD/ton)
Soybean oil (Grade IV)	$1,119
Salad oil	$1,192
Soybean meal	$474
Low temperature soybean meal	$655
Squeezed soybean oil	$1,346
Concentrated soybean protein	$1,357

Note: the amounts are converted from RMB value using the year end rate of 2009, 1USD = 6.8372 RMB.

For the past three years, the price of soybean meal has been in the range of $285 per metric ton to $680 per metric ton (converted at the above mentioned foreign exchange rate 1US$ = 6.8372 RMB; the same rate is used hereinafter). By comparison, the price range of soybean oil has been in the range of $936 per metric ton to $2,545 per metric ton, while the price range of salad oil was from $1,009 per metric ton to $2,633 per metric ton. The prices of our products are determined by taking into account the costs of labor as well as the seasonality of demand in the soybean market. Traditionally, the prices of our raw materials are usually lowest during the soybean harvest period between October and December, as the supply is most abundant then. Our prices then usually peak from January to February because of the large demand during the New Year and Spring Festival holidays.

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

Employees

Currently we have 472 employees, most of whom are involved in production and operations.

The functional breakdown of our full-time employees as of December 31, 2008 and 2009 was:

	FY2008	FY2009
Production and operations	291	291
Sales	10	10
Management	171	171
Total number of employees	472	472

Full time employees in PRC entities participate in a government mandated multi-employer defined contribution plan pursuant to which certain pension benefits, medical care, unemployment insurance, employee housing fund and other welfare benefits are provided to employees. The PRC labor regulations require the Group to accrue for these benefits based on certain percentages of the employees' salaries. Management believes that full time employees who have passed the probation period are entitled to such benefits. we have paid all social security fees as required by PRC laws and regulations.

We have a system of periodic performance reviews that are conducted annually.

Insurance

We have the following major insurance policies:

Description of Policy	Term	Coverage ($)	Premium ($)	Insured
China People’s Property	July 11,	463,497	13,686	Boilers
Insurance Co. Ltd.,	2009 to
PQZA200923050600000002	July 10,
2010

Note: the amounts in the column Coverage are converted from RMB value using the year end rate of 2009, 1USD = 6.8372 RMB, and those in the column Premium are converted from RMB value using the yearly average rate of 2009, 1USD = 6.8409 RMB.

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

In addition, we have been issued an ISO 9001-2000 Certificate by the Beijing Zhongjing Kehuan Quality Authorization Co. Ltd and a Certificate of Class A Green Food by the PRC Center of Development of Green Food.

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

Item 1A. Risk Factors

Cautionary Statement Regarding Future Results, Forward-Looking Information And Certain Important Factors

In this report we make, and from time to time we otherwise make, written and oral statements regarding our business and prospects, such as projections of future performance, statements of management’s plans and objectives, forecasts of market trends, and other matters that are forward-looking statements. Statements containing the words or phrases “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimates,” “projects,” “believes,” “expects,” “anticipates,” “intends,” “target,” “goal,” “plans,” “objective,” “should” or similar expressions identify forward-looking statements, which may appear in documents, reports, filings with the Securities and Exchange Commission, news releases, written or oral presentations made by officers or other representatives made by us to analysts, stockholders, investors, news organizations and others, and discussions with management and other of our representatives.

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

We face special risks for doing business in the PRC. We face the risk of changes in the policies of the PRC government, the risk of recent PRC regulations restricting the establishment of offshore companies by PRC residents, the risk of ineffective contractual control of Yanglin, the risk of uncertain legal environment in the PRC, the risk of substantial influence by the PRC government over the manner we conduct our business activities, the risk of inflation in the PRC, the risk of restrictions on currency exchange, the risk of fluctuation of Renminbi exchange rate, the risk of distribution our assets upon liquidation, the risk of being treated as a resident enterprise for PRC tax purposes, the risk of limited business insurance coverage, and the risk of future outbreaks of SARS and Avian Flu in the PRC.

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

Our efforts to manufacture value-added products may not be successful.

In order to grow our business and achieve higher profit margins, we have begun to construct new plants and add new equipment to manufacture value-added products such as squeezed oil, concentrated soy protein, textured protein, powdered soy oil, etc. If the consumers do not accept our new products, the market for such products has not fully developed, or we do not have experienced sales personnel to market such products, we may not achieve the result as we expect and our business operation and financial conditions may be adversely affected.

Soybean prices fluctuate greatly. This may adversely affect our operations.

As a commodity, soybeans are subject to the price fluctuation of the commodity market in the PRC and indirectly to the international commodity market. For example, the soybean price went up from RMB 2.16 per 500 grams at the beginning of 2008 to RMB2.75 per 500 grams at the beginning of March 2008, then to RMB 2.70 per 500 grams in early July 2008 and went down to RMB 1.65 per 500 grams at the end of 2008, due to both the shortage in soybean supply caused by a severe drought in 2007 and farmers’ cutting growing areas of soybeans brought by the continuously low price level by the end of 2006.  While in 2009, the soybean price fluctuated from RMB 1.67 per 500 grams at the beginning of the year, to RMB 1.87 per 500 grams at the end of the year. If the soybean price increases significantly, we may have a problem caused by increased demand on working capital to satisfy the raw materials needs of our operations.

Our full capacity may be reached soon. Our growth may be impacted if we could not expand our capacity in the near future.

The designed capacity of our facilities is 520,000 tons per year and the maximum utilization rate for our industry is approximately 90%. We processed 420,000 tons of soybean in 2008 and we processed about 357,400 tons in 2009.We will soon need additional capacity to grow our business. If we are not able to build or acquire new facilities in near future, the growth of our business maybe adversely affected.

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

Most land in the PRC is state-owned and land use rights may be granted, transferred, leased or allocated. Allocated land use rights are generally provided by the government for an indefinite period (usually to state-owned entities) and cannot be pledged, mortgaged, leased, or transferred by the user. As the same time, allocated land can be reclaimed by the government at any time. The land occupied by our Factory No. 1 and No. 2 are allocated land and accordingly subject to the risk of being reclaimed. We are in the process of applying to change the type of the land use rights over Factory No. 2 to “transferred”. Although the risk being reclaimed is very small because the government is encouraging the growth of our industry and the market economy system in general, and because the government will continue to support our business, we cannot guarantee the land will not be reclaimed in the future.

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

We receive a significant portion of our revenues from a limited number of customers. Our business will be harmed if our main customers reduce their orders from us.

Our customers mainly comprise approximately 40 distributors of soybean oil and other soybean products, as well as soybean food product and animal feed manufacturers. Although our sales are widely diversified among our customers and our largest customer accounts for only 3.6% of our total sales, our top ten customers accounted for about 30% of our net sales in the year 2009. Dependence on a few customers could make it difficult to negotiate attractive prices for our products and could expose us to the risk of substantial losses if a single dominant customer ceases purchasing. If we lose any customers and are unable to replace them with other customers that would purchase a similar amount of our products, our revenues and net income would decline considerably.

Our product delivery is dependent upon the efficiency of the rail system and any disruption in the services or increase in transportation costs will have a material adverse impact on our operations.

Approximately 70% of our products are transported to our customers by rail. We are largely dependent upon the efficiency of the PRC’s rail system and network to deliver our products. Any disruption of their service will largely impact our ability to fulfill our orders on a timely basis and recognize revenue. Also any increase in transportation costs may deter our customers and lead them to source products from other nearby suppliers, thus negatively affecting our sales.

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

Risks Related To Our Management and Internal Control

Our internal control over financial reporting and our disclosure controls and procedures have been ineffective, and failure to improve them could lead to future errors in our financial statements that could require a restatement or untimely filings, which could cause investors to lose confidence in our reported financial information, and a decline in our stock price.

We are constantly striving to establish and improve our business management and internal control over financial reporting to forecast, budget and allocate our funds. However, as a PRC company that has recently become a US public company, we face difficulties  in hiring and retaining a sufficient number of qualified employees to achieve and maintain an effective system of internal control over financial reporting in a short period of time.

In connection with the preparation and audit of our 2009 financial statements and notes, it was discovered that the Company had improperly classified warrants pursuant to FASB ASC Topic 815 “Derivatives and Hedging” (“ASC 815”).  As a result of the reclassification, the Company recognized a $59.4 million income for the year ended December 31, 2009.

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

Our future success depends substantially on the continued services of our executive officers, especially Mr. Shulin Liu, our chairman and chief executive officer, Mr. Zongtai Guo, chief operating officer, and Mr. Shaocheng Xu, chief financial officer. If one or more of our key executive officers are unable or unwilling to continue in their present positions, we may not be able to replace them readily, if at all. Therefore, our business may be severely disrupted, and we may incur additional expenses and take additional time to recruit and retain new officers.

We may not be able to effectively protect our proprietary rights, which could harm our business and competitive position.

Our success depends, in part, on our ability to protect our proprietary rights. At present, we have registered the trademarks for “Yanglin” logo in the PRC which are currently used for all our products. We cannot assure you that we will be able to effectively protect our trademarks in the future. Currently, implementation of PRC intellectual property-related laws has historically been lacking, primarily because of ambiguities in the PRC laws and difficulties in enforcement. Accordingly, intellectual property rights and confidentiality protections in the PRC may not be as effective as in the United States or other developed countries. Policing unauthorized use of proprietary technology is difficult and expensive, and we might need to resort to litigation to enforce our rights or defend us, or to determine the enforceability, scope and validity of our proprietary rights or those of others. Such litigation may require significant expenditure of cash and management efforts and could harm our business, financial condition and results of operations. An adverse determination in any such litigation will impair our intellectual property rights and may harm our business, competitive position, business prospects and reputation.

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

We intend to intensify our marketing efforts in the PRC by expanding existing sales and marketing network coverage to reach more areas by establishing more sales offices within the PRC and maybe in other countries such as Singapore, Malaysia, Canada and the United States. However, overseas consumers may not accept the value of non-generically modified soybean products and would not like to pay the premium for it. It also may be difficult to expand the sales channels in the PRC’s markets if we are unable to advertise our products through various forms of media. But the advertising in commercial magazines, popular newspapers or over the internet will enhance our sales costs.

Our acquisition plan may not succeed, which will adversely affect our overall expansion plan.

We plan to expand our production facilities through the acquisition of approximately 3 to 4 additional factories, which can increase our current annual soybean production capacity up to about 1.5 million tons of soybeans over the next 3 years, if the market situation improves in the future. However, it will be difficult for us to negotiate the acquisition with those factories, who may bargain for higher acquisition prices. Additionally, the acquisition will be submitted to the government for approval. That process may increase the risk of the acquisition failure or increase our acquisition cost, which decreases the value of the acquisition. If our acquisition plan fails, it will block our overall expansion plan.

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

The PRC’s commitments to the World Trade Organization may intensify competition.

In connection with its accession to the World Trade Organization, the PRC made many commitments including opening its markets to foreign products, allowing foreign companies to conduct distribution business and reducing customs duties. Foreign manufacturers may begin to manufacture non-genetically modified soybean products and ship their products or establish manufacturing facilities in the PRC. Competition from foreign companies may reduce profit margins and hence our business results would suffer.

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

If we are not able to be competitive in the non-genetically modified soybean product business, we may not achieve sufficient product revenues.

At present, we are the largest and most integrated private non-genetically modified soybean producer in the PRC. Our products compete with a multitude of products developed, manufactured and marketed by others and we expect competition from new market entrants in the future. Our current competitors are the other domestic non-genetically modified soybean companies and global manufacturers who may enter the non-genetically modified soybean business. Although currently we view ourselves in a favorable position, we may not remain competitive if existing or future competing products may provide better quality, greater utility, lower cost or other benefits from their intended uses than our products, or may offer comparable performance at lower cost. If our products fail to capture and maintain market share, we may not achieve sufficient product revenues, and our business would suffer.

The inability of the PRC government to keep the PRC a genetically modified-free soybean zone will remove our competitive edge and negatively impact our operations.

We distinguish ourselves from our competitors in that we manufacture and sell non-genetically modified soybean products. Because the PRC is a non-genetically modified soybean growing zone, our competitors are not the large, better capitalized producers of genetically modified soybean products. The PRC has one of the strictest bio-safety regulations in the world, requiring safety certificates and labeling of genetically modified products. However, with so much genetically modified soybeans imported into the country, there is a question as to whether the PRC is able to keep it a genetically modified-free soybean zone. If the PRC is unsuccessful in keeping the PRC a genetically modified-free soybean zone and our soybeans are tainted through pollination, we will lose our competition edge and this would adversely affect our operations.

Our failure to comply with ongoing governmental regulations could hurt our operations and reduce our market share.

In the PRC, the food industry is undergoing increasing regulations as environmental awareness increases. The trend is that the PRC government toughens its regulations and penalties for violations of environmental regulations. New regulatory actions are constantly changing our industry. Although we believe we have complied with applicable government regulations, there is no assurance that we will be able to do so in the future.

Risks Related To Doing Business In The PRC

We face the risk that changes in the policies of the PRC government could have a significant impact upon the business we may be able to conduct in the PRC and the profitability of such business.

All of our business operations are conducted in the PRC. Accordingly, our business, financial condition, results of operations and prospects are affected significantly by economic, political and legal developments in the PRC. The PRC economy differs from the economies of most developed countries in many respects, including level of government involvement in economic activities, stage of national development, and control of foreign exchange.

While the PRC economy has grown significantly in the past 20 years, the growth has been uneven, both geographically and among various sectors of the economy. Policies of the PRC government can have significant effects on the economic conditions of the PRC. The PRC government has confirmed that economic development will follow the model of a market economy. Under this direction, we believe that the PRC will continue to strengthen its economic and trading relationships with foreign countries and business development in the PRC will follow market forces. While we believe that this trend will continue, we cannot assure you that this will be the case. A change in policies by the PRC government could adversely affect our interests by, among other factors: changes in laws, regulations or the interpretation of laws and regulations, confiscatory taxation, restrictions on currency conversion, imports or sources of supplies, or the expropriation or nationalization of private enterprises. Although the PRC government has been pursuing economic reform policies for more than two decades, we cannot assure you that the government will continue to pursue such policies or that such policies may not be significantly altered, especially in the event of a change in leadership, social or political disruption, or other circumstances affecting the PRC’s political, economic and social life.

Recent PRC regulations relating to the establishment of offshore companies by PRC residents may subject our PRC resident shareholders to personal liability and limit our ability to inject capital into our PRC subsidiaries, limit our subsidiaries’ ability to distribute profits to us or otherwise adversely affect us.

The PRC’s State Administration of Foreign Exchange, or the SAFE, issued a public circular on October 21, 2005 concerning the acquisition by an offshore company controlled by PRC residents of onshore assets in the PRC. This circular requires that (1) a PRC resident shall register with a local branch of the SAFE before he or she establishes or controls an overseas special purpose vehicle, or SPV, for the purpose of overseas equity financing (including convertible debt financing); (2) when a PRC resident contributes the assets of or his or her equity interests in a domestic enterprise to an SPV, or engages in overseas financing after contributing assets or equity interests to an SPV, such PRC resident must register his or her interest in the SPV and any changes in such interest with a local branch of the SAFE; and (3) when the SPV undergoes a material change outside of the PRC, such as a change in share capital or merger or acquisition, the PRC resident shall, within 30 days from the occurrence of the event that triggers the change, register such change with a local branch of the SAFE. Furthermore, PRC residents who are shareholders of SPVs established before November 1, 2005 are required to register with a local branch of the SAFE before March 31, 2006.

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

Winner State (BVI), which is 100% owned by our Chief Executive Officer, Mr. Shulin Liu and his wife Mrs. Huanqin Ding, beneficially owns approximately 91% of our common stock. Our loan in the amount of approximately $17 million to the domestic Yanglin Soybean Group Co. Ltd. is callable should Mr. Shulin Liu decide to sell his and/or his wife’s majority interest in Yanglin. This could cause disruption in our operations and as a consequence may adversely affect our financial condition and results of operation.

According to the Exclusive Purchase Option Agreement, the WFOE has the exclusive purchase option to the equity and assets of Yanglin, any other party has no right to purchase any equity from Mr. Shulin Liu and his wife. If Mr. Shulin Liu and his wife breach the Exclusive Purchase Option Agreement to sell the equity, under the Loan Agreement, repayment should be made in its entirety or in part, at the WFOE’s option and upon 10 days written notice. Yanglin may choose two ways to repay the debt, either (i) in cash, or (ii) by a transfer of equity interests of Yanglin or all its assets (at the price of $17 million with excess treated as interests on the loan). If Yanglin chooses to repay the debt in cash, it may cause disruption in its operations due to lack of the working capital.

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

The approval of the PRC’s Securities Regulatory Commission, or the CSRC, may be required in connection with this Prospectus under a recently adopted PRC regulation. Any requirement to obtain prior CSRC approval could delay the effectiveness of this Prospectus and a failure to obtain this approval, if required, could have a material adverse effect on the rights of our current and prospective stockholders, and would adversely affect the value of our common stock.

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

Our business is largely subject to the uncertain legal environment in the PRC and your legal protection could be limited.

The PRC legal system is a civil law system based on written statutes. Unlike common law systems, it is a system in which precedents set in earlier legal cases are not generally used. The overall effect of legislation enacted over the past 20 years has been to enhance the protections afforded to foreign invested enterprises in the PRC. However, these laws, regulations and legal requirements are relatively recent and are evolving rapidly, and their interpretation and enforcement involves uncertainties. These uncertainties could limit the legal protections available to foreign investors, such as the right of foreign invested enterprises to hold licenses and permits such as requisite business licenses. In addition, all of our executive officers and our directors are residents of the PRC, and substantially all the assets of these persons are located outside the U.S. As a result, it could be difficult for investors to affect service of process in the U.S., or to enforce a judgment obtained in the U.S. against us or any of these persons.

You may experience difficulties in effecting service of legal process and enforcing judgments against us and our management in the PRC.

Substantially all of our assets and our subsidiaries are located in the PRC. In addition, almost all of our directors and officers reside within the PRC, it may not be possible to affect service of process within the United States or elsewhere outside of the PRC upon most of our directors and officers, including with respect to matters arising under the U.S. federal securities laws or applicable state securities laws. Moreover, the PRC is not a party to any treaties providing for reciprocal enforcement of judgments of courts with the United States or most other western jurisdictions. As a result, recognition and enforcement in the PRC of judgments of a court in the United States or any other jurisdictions mentioned above in relation to any matter may be difficult or impossible. In addition, you will have difficulties in bring an original action in a PRC court to enforce liabilities against our directors and officers based upon the U.S. federal securities laws.

We may lose control over the seed company if the PRC government tightens its restriction on foreign entities to control Chinese seeds developers.

Heilongjiang Yanglin Group Seed Co. Ltd. (“Yanglin Seeds”) is currently wholly owned by Mr. Shulin Liu, our Chief Executive Officer, and as a result is an affiliate of the Group. It develops high quality soybean seeds and provides them to farmers at a competitive price, and in return the farmers sell their soybeans grown from Yanglin’s seeds to Yanglin. The PRC government has been restricting foreign entities from owning Chinese seeds developers, for the reason of national economic security. If the PRC government further tightens its restriction to prevent foreign entities from effectively controlling, regardless of the actual legal form, Chinese seeds developers, then Yanglin, as an entity effectively controlled by a foreign enterprise, may have to dispose of Yanglin Seeds. This may harm our ability to maintain high level of loyalty among the farmers and secure the supply of our raw materials.

The PRC government may impose material influence on the market price of our raw materials and force our costs to increase.

Though usually the prices of our raw materials, especially soybeans, are determined by market mechanism, the PRC government may exercise material influence over the prices through its policies. For example, from late 2008 to June 2009, the PRC government launched a national strategic reserve purchase of soybeans at a price that was over 10% higher than normal market price, to support Chinese soybean farmers and protect their interests, which were negatively affected by large imports of soybeans at cheaper price. This measure effectively raised the market price and our costs of sales subsequently, and was a major reason for our material operational loss in 2009. It is possible that the PRC government may implement such or similar policies in the future, and as a result, may materially affect our profitability.

The PRC government exerts substantial influence over the manner in which we must conduct our business activities.

The PRC only recently has permitted provincial and local economic autonomy and private economic activities. The PRC government has exercised and continues to exercise substantial control over virtually every sector of the PRC economy through regulation and state ownership. Our ability to operate in the PRC may be harmed by changes in its laws and regulations, including those relating to taxation, import and export tariffs, environmental regulations, land use rights, property and other matters. We believe that our operations in the PRC are in material compliance with all applicable legal and regulatory requirements. However, the central or local governments of these jurisdictions may impose new, stricter regulations or interpretations of existing regulations that would require additional expenditures and efforts on our part to ensure our compliance with such regulations or interpretations. Accordingly, government actions in the future, including any decision not to continue to support recent economic reforms and to return to a more centrally planned economy, or regional or local variations in the implementation of economic policies, could have a significant effect on economic conditions in the PRC or particular regions thereof, and could require us to divest ourselves of any interest we hold in PRC properties.

Inflation in the PRC may inhibit our activity to conduct business in the PRC.

In recent years, the PRC economy has experienced periods of rapid expansion and high rates of inflation. During the past ten years, the rate of inflation in the PRC has been as high as 20.7% and as low as -2.2%. These factors have led to the adoption by the PRC government, from time to time, of various corrective measures designed to restrict the availability of credit or regulate growth and contain inflation. While inflation has been more moderate since 1995, high inflation may in the future cause the PRC government to impose controls on credit and/or prices, or to take other action, which could inhibit economic activity in the PRC, and thereby harm the market for our products.

Restrictions on currency exchange may limit our ability to receive and use our revenues effectively.

The majority of our revenues will be settled in Renminbi, and any future restrictions on currency exchanges may limit our ability to use revenue generated in Renminbi to distribute dividend or make other payments in U.S. dollars. Normally the revenue will be reinvested in the PRC. If we distribute dividend or make other payments in U.S. dollars to the shareholders, PRC Foreign Investment Companies Laws require us to provide relevant documents such as tax payment evidence and resolutions of the board of the directors.  Although the PRC government introduced regulations in 1996 to allow greater convertibility of the Renminbi for current account transactions, significant restrictions still remain, including primarily the restriction that foreign-invested enterprises may only buy, sell or remit foreign currencies after providing valid commercial documents at those banks in the PRC authorized to conduct foreign exchange business. In addition, conversion of Renminbi for capital account items, including direct investment and loans, is subject to governmental approval in the PRC, and companies are required to open and maintain separate foreign exchange accounts for capital account items. We cannot be certain that the PRC regulatory authorities will not impose more stringent restrictions on the convertibility of the Renminbi.

The fluctuation of the Renminbi may materially and adversely affect your investment.

The value of our common stock will be affected by the foreign exchange rate between U.S. dollars and Renminbi, and between those currencies and other currencies in which our sales may be denominated. For example, to the extent that we need to convert U.S. dollars into Renminbi for our operational needs and should the Renminbi appreciate against the U.S. dollar at that time, our financial position, the business of the company, and the price of our common stock may be harmed. If we decide to convert our Renminbi into U.S. dollars for the purpose of declaring dividends on our common stock or for other business purposes and the U.S. dollar appreciates against the Renminbi, the U.S. dollar equivalent of our earnings from our subsidiaries in the PRC would be reduced.

We may not be able to distribute our assets upon liquidation and dividend payment will be subject to restrictions under the PRC foreign exchange rule.

Our assets are predominately located inside the PRC. Under the laws governing foreign investment enterprises in the PRC, dividend distribution and liquidation are allowed but subject to special procedures under the relevant laws and rules. Any dividend payment will be subject to the decision of the board of directors and subject to foreign exchange rules governing such repatriation. Any liquidation is subject to both the relevant government agency’s approval and supervision as well the foreign exchange control. The foreign exchange control authority may or may not approve the repatriation of funds out of the PRC if any funds left after liquidation.  This may generate additional risk for our investors in case of liquidation.

We may be treated as a resident enterprise for PRC tax purposes as the Enterprise Income Tax Law became effective on January 1, 2008, which may subject us to PRC income tax for any dividends we receive from our subsidiaries and PRC income tax withholding for any dividends we pay to our non-PRC shareholders.

The Enterprise Income Tax Law provides that enterprises established outside of the PRC whose “de facto management bodies” are located in the PRC are considered “resident enterprises” and will generally be subject to the uniform 25.0% enterprise income tax rate as to their global income, including income we receive from our subsidiaries. The term “de facto management bodies” is not defined under the Enterprise Income Tax Law and it is currently unclear in which situations a non-PRC enterprise’s “de facto management body” is located in the PRC. All of our management is currently based in the PRC, and if a majority of the members of our management team continue to be located in the PRC after the effective date of the Enterprise Income Tax Law, we may be considered a PRC resident enterprise and therefore subject to PRC enterprise income tax at the rate of 25% on our worldwide income, which will include any dividend income we receive from our subsidiaries. If we are required under the Enterprise Income Tax Law to pay income tax for any dividends we receive from our subsidiaries, our revenues could decrease significantly.

We have limited business insurance coverage in the PRC, which could harm our business.

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

Any future outbreak of severe acute respiratory syndrome or avian influenza in the PRC, or similar adverse public health developments, may severely disrupt our business and operations.

A renewed outbreak of severe acute respiratory syndrome, the Avian Flu or another widespread public health problem in the PRC, where all of our manufacturing facilities are located and where all of our revenues are derived from, could have a negative effect on our operations. In addition, there have been confirmed human cases of avian influenza in PRC, Vietnam, Iraq, Thailand, Indonesia, Turkey, Cambodia and other countries which have proven fatal in some instances. If such an outbreak or any other similar epidemic were to spread in the PRC, where our operations are located, it may adversely affect our business and operating results. Such an outbreak could have an impact on our operations as a result of quarantines or closures of our manufacturing facilities or the retail outlets, which would severely disrupt our operations, the sickness or death of our key officers and employees, and a general slowdown in the PRC economy.

Risks Related To The Market For Our Stock

Our Common Stocks subject to price volatility and may result in losses for investors.

The stock market has experienced significant price and volume fluctuations that have particularly affected the trading prices of equity securities of many companies that have business operations exclusively in the PRC. These fluctuations have often been unrelated or disproportionate to the operating performance of many of these companies. Any negative change in the public’s perception of these companies could decrease our stock price regardless of our operating results. The market price of our common stock has been and may continue to be volatile. We expect our stock price to be subject to fluctuations as a result of a variety of factors, including factors beyond our control.

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

There is currently a very limited trading market for our common stock.

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

We will be subject to reporting obligations under the U.S. securities law, and have been required to prepare a management report on our internal control over financial reporting containing our management’s assessment of the effectiveness of our internal control over financial reporting. Our management may conclude that our internal control over our financial reporting is not effective. Moreover, even if our management concludes that our internal control over financial reporting is effective our independent registered public accounting firm may still decline to attest to the effectiveness or may issue a report that is qualified if it is not satisfied with our controls or the level at which our controls are documented, designed, operated or reviewed, or if it interprets the relevant requirements differently from us. Our reporting obligations as a public company will place a significant strain on our management, operational and financial resources and systems for the foreseeable future.

We may require additional capital, which may not be available on commercially reasonable terms, or at all.

A capital raise through the sale of equity securities may result in dilution to our shareholders. The incurrence of indebtedness would result in increased debt service obligations and could result in operating and financing covenants that would restrict our operations. Financing may be unavailable in amounts or on terms acceptable to us, or at all. Failure to obtain such additional capital could have an adverse impact on our business strategies and growth prospects.

Our future capital raising and the conversion of our outstanding shares of preferred stock and warrants may dilute our shareholders’ equities.

If we need to obtain external financing, our capital raise could require us to sell additional equity or debt securities or obtain credit facilities. The sale of additional equity or equity-linked securities could result in additional dilution to our then existing shareholders. In addition the conversion of outstanding shares of preferred stock and exercise of warrants into common stock may dilute our then existing shareholders’ equities. Certain registration rights have been granted to holders of the preferred stock and warrants. Pursuant to the registration rights agreement, certain holders of the preferred stock and warrants have the demand rights to require us to register the shares common stock held by these holders. Therefore, as our existing shareholders, your share equities may be diluted upon the conversion of outstanding shares of preferred stock, exercise of warrants and sale of common stock pursuant to the registration rights agreement.

ITEM 2. Properties

We own and operate three soybean production factories in Jixian County in Heilongjiang Province. Our factories have a combined annual soybean processing capacity of 520,000 tons.

Factory No.1 manufactures squeezed soybean oil, Grade IV soybean oil and soybean meal. Factory No. 2 manufactures concentrated soy protein and low-temperature soybean meal. Our newest facility, Factory No.3, which was built in 2005, manufactures Grade IV soybean oil, soybean meal and salad oil. Our new, high end products, including defatted soy powder, and textured protein, may be manufactured in Factory No. 2, depending on market situation. Powdered soy oil will be produced in Factory No. 3.

The following tables indicate the land area and annual production capacity of our production facilities:

Production
Facility	Area	Capacity
Factory No. 1	27,000 m2	100,000
Factory No. 2	43,572 m2	120,000
Factory No. 3	45,596 m2	300,000

Annual			Annual
Production	Actual		Production	Actual
Capacity for	Output for		Capacity for	Output for
2008	2008	Utilization	2009	2009	Utilization
(Tons)	(Tons)	Rate for 2008	(Tons)	(Tons)	Rate for 2009
520,000	420,000	81%	520,000	357,400	69%

Note: The annual production capacity is based on 3 shifts (8 hours per shift) a day for 300 days a year.

We purchased the land use rights for the 45,596 m2 of land of Factory No. 3. The land use rights for Factory No. 1 and No. 2 are allocated by the local government at minimal cost.

Our machinery and equipment for soybean processing includes conveyor belt, sifting machines, dyers; steamer, crushers; flaking machines, extractors; distillers; packaging machines; containers, etc. Our machinery has been kept in good conditions and is covered with property insurance.

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

Granted land use rights are provided by the PRC government in exchange for a grant fee, and carry the rights to pledge, mortgage, lease, and transfer within the term of the grant. Land is granted for a fixed term - generally 70 years for residential use, 50 years for industrial use, and 40 years for commercial and other use. The term is renewable in theory. Unlike the usual case in Western nations, granted land must be used for the specific purpose for which it was granted.

Allocated land use rights are generally provided by the PRC government for an indefinite period (usually to state-owned entities) and cannot be pledged, mortgaged, leased, or transferred by the user. Furthermore, allocated land can be reclaimed by the government at any time. Allocated land use rights may be converted into granted land use rights upon the payment of a grant fee to the government.

In addition to the abovementioned land use rights, Yanglin has the following leased land use right:

		Area (square	Total Rental Fee	Construction	Term and
Lessor	Location	meters)	(USD)	on Land	Expiration
Jixian Industrial Company	Jixian County Hedong District	27,000	1,301,785	Workshop, warehouse	December 4, 2001 - December 3, 2051

Hongtai Oil Factory	Jixian County, Shuangfu Road East	43,572.1	1,140,243	Workshop, warehouse	November 1, 2006 – October 30, 2056

Jixian County Government	Jixian County	45,596	1,372,385	Workshop, warehouse	September 6, 2005 – September 5, 2055

Wansheng Village Commission	Wansheng Village Oil Pump Station West, Daoban Dong Qiang	3,844.6	14,626	Farmland	October 19, 2003 - October 18, 2053

Wansheng Village Commission	Hatong Expressway North, Wansheng Village	16,643.7	14,606	Farmland	April 1, 2004 – December 31, 2028

Mr.Liu Fengyu, Ms. Tian Shubai	Jian San Jiang Administration Daxing Farm 24 Group Nan.	1,000,000	160,885	Farmland	January 1, 2005 - December 31, 2026

We have embarked on the process to convert the allotted land use rights for Factory No. 1, Factory No. 2, Wansheng Village and Jiansan Farm into granted land use rights. The conversion will involve a payment of a “transfer fee” to the Jixian County Land Bureau.

Yanglin also owns the following buildings, comprising Factory No. 3:

	Area (square
Location	meters)	Nature of building	Function	Certificate

Bei No.4, Nongfeng Village (Factory No. 3)	1658.46	Private Asset	Office, garage	Ji Fang Quan Zheng Fanrong Zi No. 00033652

Bei No.4, Nongfeng Village ( Factory No. 3)	9224.93	Private Asset	Workshop	Ji Fang Quan Zheng Fanrong Zi No. 00036015

Factory No. 3	1401.47	Private Asset	Boiler room	Ji Fang Quan Zheng Fanrong Zi No. 00033653

During the year ended December 31, 2009, the Group reviewed the idle production facility of Factory No. 1 for impairment and identified certain assets to be technologically outdated and thereby indicating a reduction in value.  Based on management’s assessment, the Group recognized a pre-tax impairment charge totaling $584,718 for the year ended December 31, 2009. Additionally, the assets, at net book value of $570,409 at December 31, 2009, have been reclassified as assets held for sale. Management plans to seek a buyer of these assets as they are no longer required for production and sell them to the highest bidder. We expect to dispose of these assets during 2010 and believe the assets are carried at the net realizable value.

Item 3. Legal Proceedings

To our knowledge, there are no pending material legal proceedings to which we or our properties are subject to. From time to time, we may be also involved in litigation arising in the normal course of our business.

PART II

Item 4. Market For Registrant’s Common Equity, Related Shareholder Matters, And Issuer Purchases Of Equity Securities

Our stock is currently quoted on the Over the Counter (OTC) Bulletin Board and our trading symbol is "YSYB.OB”. There has never been any established public market for shares of our Common Stock.

The following table sets forth for the period indicated the prices of the Common Stock in the over-the-counter market, as reported and summarized by the OTC Bulletin Board. Such prices are based on inter-dealer bid and asked prices, without markup, markdown, commissions, or adjustments and may not represent actual transactions.

	HIGH	LOW
2009
Fourth Quarter	$3.25	$1.50
Third Quarter	$3.50	$2.75
Second Quarter	$4.90	$3.00
First Quarter	$5.00	$3.00

2008
Fourth Quarter	$5.25	$2.50
Third Quarter	$5.50	$4.90
Second Quarter	$5.50	$1.25
First Quarter	$5.00	$1.05

Shareholders

As of April 12, 2010, we have 20,465,119 shares of Common Stock issued and outstanding held by 305 holders of record (not including beneficial owners who hold shares at broker/dealers in “street name”) and 9,534,883 shares of Series A Preferred Stock issued and outstanding held by approximately 10 shareholders. We have authorized and issued 9,999,999 Series A Preferred Stock and authorized 10,000,000 Series B Preferred Stock, but have not issued any Series B Preferred Stock.

Dividend Policy

Our board of directors has not declared a dividend on our Common Stock during the last two fiscal years and we do not anticipate the payments of dividends in the near future, as we intend to reinvest our profits to grow operations. We rely on dividends from Yanglin for our funds and PRC regulations may limit the amount of funds distributed to us from Yanglin, which will affect our ability to declare any dividends.

Repurchases of Equity Securities

No repurchases of our common stock were made during the fourth quarter of the fiscal year covered by this report.

Recent Sales of Unregistered Securities

None.

Performance Graph

Not applicable to smaller reporting companies.

Item 5.   Selected Financial Data

As a smaller reporting company, we are not required to provide the information called for by Item 5 of Form 10-K.

Item 6. Management’s Discussion and Analysis of Financial Condition and Results of Operation

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

The Company has restated its consolidated financial statements as of and for the year ended December 31, 2008 to record the shares the majority shareholder committed to transfer to the Company’s Series A Preferred stockholders as a result of failure to list on a National Stock Exchange by December 31, 2008 (Note 15). The Company has now determined that in accordance with ASC 450 Accounting for Contingencies, the expense should be recorded during the year ended December 31, 2008 as the Company failed the listing requirement and incurred the expense on December 31, 2008. The Company has accounted for this as a contribution of capital and recorded an expense in the amount of $4,480,000. Such shares were valued based on the closing market price on December 31, 2008.

Accordingly, changes have been made to the applicable line items associated with expense, net income, comprehensive income, basic earnings per share, diluted earnings per share, additional paid in capital and retained earnings as of and for the year ended December 31, 2008.

Company Overview

We are a leading, comprehensive non-genetically modified (non-GM) soybean processor in People’s Republic of China (“PRC”). We currently manufacture ordinary soybean oil, salad oil and soybean meal in bulk package, which are sold throughout the PRC directly to our customers or through distributors. Approximately 80% of our customers are located in Northern PRC.

Our operating facilities are located in Jixian County, a major soybean production area in Heilongjiang Province, which is the main soybean growing region in the PRC. We maintain healthy, long-term relationships with local farmers and soybean vendors which help to ensure the stability of our supply of raw materials. Farmers deliver soybeans directly to our factories, thus we enjoy savings in transportation and purchasing costs. Our relationship with customers (mostly distributors) are also well established so we are able to require them to pay the full amount in advance, minimizing accounts receivable and supplementing our working capital.

The manufacturing process includes sifting, crushing, heating and pressing soybeans, extracting and separating oil from crushed soybeans, cleansing, hydrating and packaging of oil as well as drying and packaging soybean meal. Our main products include Grade IV soybean oil, salad oil and soybean meal. We broadened our product line to include value-added products such as squeezed oil, low temperature soybean meal and concentrated soy protein, and we plan to produce powdered soy oil, textured protein and defatted soybean powder.  Production of squeezed oil has already begun. Powdered soybean oil is now in trial production phase and we are now adjusting the formula and techniques according to customer requirements and feedback. We are producing concentrated soy protein in small quantities of commercial grade product to customers in order to solicit feedback, so we can adjust the specifications of the product to satisfy the specific needs of the customers. Defatted soy powder and textured protein may be launched at a later date, depending on trends in the market and the specific product economics.

We sell our products under the “Yanglin” brand name to various regions of the PRC through our many distribution channels. In the year ended December 31, 2009, we generated total revenue of approximately $161.6 million with a net operating loss of $14.3 million.

Our goal is to become the market leader in the PRC’s non-GM soybean industry, and believe that we can accomplish this objective in the near future. We are considering future expansion and acquisition opportunities, with the goal of significantly increasing our processing capacity.

We are also working to improve and strengthen our management and internal control over financial reporting. We engaged Ernst & Young as a consultant on our Sarbanes-Oxley compliance project, and they finished their review of our internal control system over financial reporting in 2008. This project reinforced our ability to protect the interests of the company and its shareholders, while improving management effectiveness and efficiency. The management has been conducting self assessment of the effectiveness of our internal control systems ever since then, and continuously rectifying the weakness and deficiencies found in the process. We also hired outside consultants recently to enhance our financial reporting capability.

Current Business Environment and 2010 Outlook

With respect to the overall business trends in 2010 and forward, statistics showed that the global economy recovered gradually from recession since the second half of 2009. The growth rate of PRC’s GDP in the fourth quarter of 2009 was 10.7%, much higher than that of the quarter a year ago, at 6.8%.

We believe that the PRC government still supports the development of the domestic non-GM soybean industry. One measure the government has taken is that it decided to grant domestic soybean processors a subsidy of approximately $23 per ton, for soybeans purchased from farmers before April 30, 2010 at a government guide price. Though the subsidy will only be received by soybean processors after April 2010, it may help to improve the profitability of these enterprises, including us.

However, there are some factors that may impose unfavorable effects on our future operations results, including:
●	The expected good harvest of genetically modified soybeans in US and South America in 2010, which may cause even larger import volume to the PRC, at lower price.
●	Possible further appreciation of Renminbi against USD in the future, which may also reduce the import price of genetically modified soybeans.
●	The uncertainties in the subsidy and supporting policies of the PRC government regarding the domestic soybean industry.

In response, we will continue to lobby the PRC government to grant further, larger subsidies and issue new supporting policies. Meanwhile, we will continue to take strict cost saving measures and maintain our production at a suitable level. We will actively observe the trends in our industry and in the general economy in order to capitalize any opportunity for our products. Over the long-term, we believe that we are well positioned to benefit from the growth opportunities in the PRC and throughout the world.

Major Performance Factors

Revenue

We derive most of our revenue from the sales of 3 main products: soybean oil (4th grade), salad oil and soybean meal, and a small portion of our revenue is created by the sales of other products, including concentrated soybean protein, squeezed oil and low temperature soybean meal. The revenue may be affected by the following factors:

•	Processing capacity of soybean;
•	Pricing of the products; and
•	Market demand.

Processing capacity of soybean. Our current annual processing capacity of soybean is 520,000 metric tons. We processed approximately 357,400 metric tons in the year 2009. Production capacity is sufficient for current demand. From October 2009 to February 2010, Factory No. 2 stopped the production of low temperature soybean meal due to the low protein content of the soybeans purchased. As Factory No. 2 has 120,000 tons of annual processing capacity, out of the total of 520,000 tons of the Company, and the production of this product, the production volume of which occupied a share of about 4% of the total annual production volume, stopped for only 3 months in 2009, so there was no significant impact on our total processing and production capacity.

Pricing of the products. In general, our products are priced consistently with market prices, with consideration for cost of sales. However, prices are affected by several factors, including but not limited to: the pricing trends for domestic soybeans, the cost and volume of imported soybeans, temporary sudden changes in supply-demand relationship, and general economic factors and income level of consumers.

Market demand. Revenue growth potential depends on market demand for our products. We believe that high growth potential for our sales revenue exists due to several factors: 1) total market demand for our products exceeds current production levels; 2) our products are recognized as high quality; 3) we maintain excellent relationships with our customers; and, 4) we generally sell almost all of our production volume.

Cost of Sales

Cost of sales generally consists of four major parts: raw materials, labor, production overhead and manufacturing related depreciation. Raw materials refer mainly to soybeans and accounts for over 90% of the cost of sales (COS). Labor cost are relatively low and comprise a very small portion of COS. Production overhead includes auxiliary materials, utility expenses, machinery maintenance costs, inspection costs and other related expenses. Depreciation costs are applied to manufacturing facilities and equipment, such as production lines, steam generators, factory buildings, etc.

Cost of sales is determined primarily by the following factors, either directly or indirectly:

•	Availability and price of raw materials, especially soybeans;
•	Operating efficiency of production facilities; and
•	Government policy or direct purchase.

Availability and price of raw materials, especially soybeans. Raw materials costs account for more than 90% of cost of sales. Soybean is the only major raw material, so its price fluctuation will have a material impact on our cost. The price of soybeans may be affected by a series of factors, including the production volume of soybeans on national and international scale, weather, government policies and soybean transactions on commodity markets. Meanwhile, if there is a shortage in the supply of raw materials, our production facilities will have to operate at less than maximum efficiency. Our processing volume represents a relatively small portion of the total soybean supply of Heilongjiang Province; generally speaking the availability of raw materials is always high. Soybean price has a significant impact on our cost of sales.

Output ratio and operating efficiency of production facilities. Output ratio is the ratio between the input of raw materials (mostly soybeans) and the output of finished products. The more units of finished products we can produce using a single unit of raw material, the higher the output ratio. As labor, production overhead and manufacturing related depreciation expenses are mostly fixed, generally speaking, the more we produce, the lower the unit cost. Our output ratio and operating efficiency are continuously improving, due to the recent purchase and renovation of facilities and equipment, the enhanced competence and proficiency of our staff and the improvement of our management skills.

Government policy or direct purchase. Usually the price of soybean is determined by market mechanism, however, government policy may have a significant impact on it. For example, the PRC government conducted a national strategic purchase from late 2008 to June 2009 and effectively raised the purchase price of soybeans in the market, by offering a price, which was about 10% higher over normal market price, to farmers. Such and similar actions of the government, granting various forms of subsidies to farmers, may materially increase our cost of sales.

Gross (Loss) Profit

Gross (loss) profit is the result of the combined effects of the following factors: (a) the selling price of our products, (b) the sales volume and the individual profit margin of each product, and (c) the cost of sales. As we are a middle stream processor, and the profit margin of middle stream processing is usually relatively stable, under normal circumstances our gross profit margin has been  in the range from 7% to 9%, based on previous experience until 2008. However, if exceptional circumstances exist, gross margin may be seriously affected. Due to extremely unfavorable environmental factors, such as the national purchase of soybean by the PRC government at higher than market price, and the low cost imports of soybean at large volume, we have suffered a gross loss in the year ended December 31, 2009 (please refer to the discussion on results of operations below for details).

Operating Expenses

Operating expenses consist of selling expenses and general & administrative expenses. Generally speaking, operating expenses occupy only a small portion of total costs and expenses.

Selling expenses generally include business development expenses, sales meeting expenses, loading and handling, advertising, sales-related staff salaries and welfare expenses, and travel expenses. They are usually relative to sales volume.

General and administrative expenses cover the depreciation of office buildings and equipment, office expenses and supplies, and management and administrative salaries, etc. These expenses are typically fixed. General and administrative expenses may increase, as we revise our organizational structure and improve our management systems and internal control system and processes.

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

Although we are subject to United States taxation, we do not anticipate incurring significant United States income tax liability for the foreseeable future because:

•	We do not conduct any material business or maintain any branch office in the United States;

•	The earnings generated from our non-U.S. operating companies are generally eligible for a deferral from United States taxation until such earnings are repatriated to the United States; and

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

However, as Yanglin has been recognized as a Key Leading Enterprise in the Industrialization of Agriculture Industry by the PRC’s central government, Yanglin had enjoyed a complete exemption from income taxes until 2009. Our status is reviewed every two years, and the next review has been postponed by the government until the end of the first quarter of 2010, which is for evaluating the tax status of 2010 and 2011. Other than the PRC's central government's award, a review by the local tax authority is also required in order to enjoy year 2009 tax exemption.

The Group is in taxable loss position in 2009.  Therefore, even if Yanglin does not obtain tax exemption benefit, the group still has no income tax expense in 2009.

Warrant Liability

Effective January 1,2009, we adopted the provisions of FASB ASC Topic 815, "Derivatives and Hedging" ("ASC 815") (previously ElTF 07-5, "Determining Whether an Instrument (or an Embedded Feature) is Indexed to an Entity's Own Stock"). As a result of adopting ASC 815, warrants to purchase the Company's common stock previously treated as equity pursuant to the derivative treatment exemption were no longer afforded equity treatment as there was a down-round protection (full-ratchet down round protection). As a result, the warrants are not considered indexed to the Company's own stock, and as such, all future changes in the fair value of these warrants will be recognized currently in earnings until such time as the warrants are exercised or expire.

Results of Operations

Year Ended December 31, 2009 Compared with Year Ended December 31, 2008

Our results of operations give effect to the restatement of previously issued consolidated financial statements as previously disclosed.

The following table shows the operating results for the years ended December 31, 2009 and December 31, 2008.

	The year ended	The year ended
	December 31,	December 31,
	2009	2008
Consolidated Statement of Operations	($)	($) (As restated)
	(audited)	(audited)
Sales revenue, net	161,633,950	250,728,674
Cost of sales	(171,588,089)	(229,838,842)
Gross (loss) profit	(9,954,139)	20,889,832
Selling expenses	(247,301)	(249,812)
General and administrative expenses	(3,314,592)	(5,552,223)
Impairment loss of long-lived assets	(584,718)	-
(Loss) on disposal of property, plant and equipment	(230,104)	(31,113)
(Loss) income from operations	(14,330,854)	15,056,684
Interest expense	(481,626)	(822,355)
Interest income	233,110	145,340
Stock exchange listing expense	-	(4,480,000)
Change in fair value of warrants	59,477,401	-
Other income, net	11,557	797
Income before income taxes	44,909,588	9,900,466
Income tax	-	-
Net income	44,909,588	9,900,466
Foreign currency translation adjustment	172,382	3,803,214
Comprehensive income	45,081,970	13,703,680

Net Sales

	For The Year Ended December 31,		Period to Period Change
Item	2009 ($)	2008 ($) (As restated)	($)%
Soybean meal	101,609,014	154,526,888	(52,917,874)	-34.2%
Soybean oil	43,008,806	70,374,106	(27,365,300)	-38.9%
Salad Oil	8,057,047	25,827,680	(17,770,633)	-68.8%
Squeezed oil	1,077,066	-	1,077,066	-
Soy protein concentrates	1,552,650	-	1,552,650	-
Low-temp soy meal	6,329,367	-	6,329,367	-
Total Net Sales	161,633,950	250,728,674	(89,094,724)	-35.5%

Net sales were $161,633,950 for the year ended December 31, 2009, a decrease of $89,094,724 or 35.5% from $250,728,674 for the year ended December 31, 2008. An analysis by product shows that the revenue of soybean meal, soybean oil and salad oil dropped period over period at rates of 34.2%, 38.9% and 68.8%, respectively. This was mainly due to the decrease in selling prices and sales volume of our products, resulting from unfavorable changes in economic and industrial environments, and large imports of Genetically-Modified (GM) soybeans.

The PRC was severely impacted by the global economic crisis in late 2008. The index of commodity selling prices remained stable or suffered a drop for most of the categories of commodities, including food. According to data provided by the PRC State Statistics Agency, from February 2009 to July 2009, the index of retail prices of food, as compared to the same month a year before, was below 100, and for the remaining part of the year, it was only slightly over 100, the highest point being 105.7 in December 2009. This trend had a suppressive effect on the selling prices of our products, and the demand for soybean products was also negatively affected by economic difficulties.

The PRC has long been importing large volumes of genetically-modified (GM) soybeans from US and South America, and such imports reached new peaks from the end of 2008 through 2009. The aggregate import volume reached 42.55 million tons in 2009, an increase of 13.7% over that of 2008, the average monthly volume being 3.55 million tons. During the year, the imported beans were usually sold at prices lower than that of domestically produced soybeans, representing a low cost alternative for domestic processors, which previously used domestic beans as raw materials. Importation of GM soybeans significantly influenced price levels in the PRC’s domestic market for soybean products.

The above factors have made it difficult for domestic processors to sell their products, and caused a decline in the selling prices of our products and sales volumes. In the year 2009, the average selling prices of soybean meal, soybean oil and salad oil decreased by 15.1%, 35.4% and 36.8% respectively over the prices in the year 2008. Meanwhile, in the year ended December 31, 2009, we sold 261,613 tons of soybean meal, 49,969 tons of soybean oil and 8,739 tons of salad oil, scoring negative growth rates of -22.5%, -5.4% and -50.6%, respectively over the year ended December 31, 2008 when we sold 337,660 tons of soybean meal, 52,842 tons of soybean oil and 17,707 tons of salad oil. Consequently, there has been a large decrease in sales revenue over the same period.

Cost of Sales and Gross Profit

	For The Year Ended December 31,				Period to Period
	2009	% of Sales	2008 (As restated)	%of Sales	Change
	($)	Revenue	($)	Revenue	($)%
Soybean meal	(107,526,472)	105.8%	(141,924,170)	91.8%	34,397,698	-24.2%
Soybean oil	(45,624,063)	106.1%	(64,571,952)	91.8%	18,947,889	-29.3%
Salad Oil	(8,445,044)	104.8%	(23,342,720)	90.4%	14,897,676	-63.8%
Squeezed oil	(1,177,013)	109.3%	-	-	(1,177,013)	-
Soy protein concentrates	(1,760,367)	113.4%	-	-	(1,760,367)	-
Low-temp soy meal	(7,055,130)	111.5%	-	-	(7,055,130)	-
Cost of Sales	(171,588,089)	106.2%	(229,838,842)	91.7%	58,250,753	-25.3%

Soybean meal	(5,917,458)	-5.8%	12,602,718	8.2%	(18,520,176)	-147.0%
Soybean oil	(2,615,257)	-6.1%	5,802,154	8.2%	(8,417,411)	-145.1%
Salad Oil	(387,997)	-4.8%	2,484,960	9.6%	(2,872,957)	-115.6%
Squeezed oil	(99,947)	-9.3%	-	-	(99,947)	-
Soy protein concentrates	(207,717)	-13.4%	-	-	(207,717)	-
Low-temp soy meal	(725,763)	-11.5%	-	-	(725,763)	-
Gross Profit	(9,954,139)	-6.2%	20,889,832	8.3%	(30,843,971)	-147.7%

Our cost of sales for the year ended December 31, 2009 decreased by $58,250,753 or 25.3% as compared to the year ended December 31, 2008, from $229,838,842 to $171,588,089, while the ratio of cost as a percentage to net sales increased from 91.7% to 106.2% over the same period. We recorded a gross loss of $9,954,139 in the year ended December, 2009, in comparison to a gross profit of $20,889,832 in the year ended December 31, 2008, and our gross profit margin dropped from 8.3% to -6.2% over the same period. The main reasons for the changes in gross profit were the negative impact of imported soybeans and the national strategic reserves purchase conducted by the PRC government.

The importation of soybeans from the US and South America has effectively kept the prices in the PRC’s domestic market for soybean products at low levels, as the products made from GM imported beans can be sold at much lower prices than their domestic equivalents (please refer to the section “Net Sales” above for details).

In response to the negative effect on the PRC soybean farmers of large levels of imports at low prices, the PRC government launched a national strategic reserve purchase in late 2008, especially in Heilongjiang, in order to maintain prices of domestic non-GM soybeans and to protect the interests of domestic farmers. By the time it ended the reserve purchases at the end of June 2009, the government had purchased over 6 million tons, representing a considerable portion of total production volume of soybeans. The government offered the farmers a price over 10% higher than the normal market price in our local area, thus forcing our cost of raw materials to rise significantly.

The above environmental factors negatively affected our gross profit margin from both cost and sales price perspectives, creating a gross loss. To counter the current difficulties, we have undertaken a series of measures, including purchasing soybeans with higher water content (which may be cheaper), implementing strict cost-saving policies, lowering production capacity utilization ratio, granting many employees temporary non-paid vacations, etc.

Based on our current knowledge, we expect the situation to improve in the following months, because it’s highly unlikely that the PRC government will implement the kind of national purchase as mentioned above in 2010 and the beyond. Because the government has failed in its attempts to sell the soybean inventories it built up in the national purchase launched in late 2008, through a series of auctions, it’s reasonable to say there are great restraints on the government’s intention, ability and resources to conduct further purchase. Also, thanks to the lobbying efforts of the domestic soybean industry, the government has decided to grant domestic soybean processors a subsidy for soybeans purchased from farmers before April 30, 2010 at a government guide price; this measure may help to alleviate the problem. However, the effects of these factors may be offset by the following factors, including but not limited to: the reduction in production volume of the PRC domestic soybean due to unfavorable weather, the increase in soybean output of United States and South America, which may mean more imports to the PRC, the change in the exchange rate between RMB and USD, etc.

Operating Expenses

	For The Year Ended December 31,				Period to Period
	2009	% of Sales	2008 (As restated)	% of Sales	Change
	($)	Revenue	($)	Revenue	($)%
Selling Expenses	(247,301)	0.2%	(249,812)	0.1%	(2,511)	-1.0%
General & Administrative Expenses	(3,314,592)	2.1%	(5,552,223)	2.2%	(2,237,631)	-40.3%
Impairment loss of long-lived assets	(584,718)	0.4%	-	-	-	-
Loss on disposal of property, plant and equipment	(230,104)	0.1%	(31,113)	0.0%	198,991	639.6%
Total Operating Expenses	(4,376,715)	2.7%	(5,833,148)	2.3%	(1,456,433)	-25.0%

Selling expenses for the year ended December 31, 2009 decreased by $2,511 or 1.0% as compared to the year ended December 31, 2008. This decrease was mainly due to the decrease in loading expense in relation to the reduction in sales volume, and the cost saving measures taken in areas including travel, sales meetings, and business entertainment. As a percentage of net sales revenue, selling expenses were 0.2%.

General and administrative expenses for the year ended December 31, 2009 decreased by $2,237,631 or 40.3% over the year ended December 31, 2008. Though there were material savings in items such as business entertainment and travel, other expenses, including depreciation expenses and the expenses related to listing in the US, comprised mostly of fees paid to auditors, legal counsel and independent directors, increased materially. As a percentage of net sales, general and administrative expenses decreased from 2.2% for the year ended December 31, 2008 to 2.1% for the year ended December 31, 2009.

During the year ended December 31, 2009, we determined that the salad oil production line in Plant 1 of to be technologically outdated. Management plans to sell these assets in 2010. Therefore, these assets have been reclassified to assets held for sale at the net realizable value, $570,409. The impairment charge related to assets held for sales is $584,718 for the year ended December 31, 2009.

Income from Operations and Net Income

	For The Year Ended December 31,				Period to Period
	2009	% of Sales	2008 (As restated)	%of Sales	Change
	($)	Revenue	($)	Revenue	($)%
(Loss) Income from operations	(14,330,854)	-8.9%	15,056,684	6.0%	(29,387,538)	-195.2%
Stock exchange listing expense			(4,480,000)	-1.8%	4,480,000	-100%
Interest expense	(481,626)	-0.3%	(822,355)	-0.3%	340,729	-41.4%
Interest income	233,110	0.1%	145,340	0.1%	87,770	60.4%
Other income	11,557	0.0%	797	0.0%	10,760	1350.1%
Changes in fair value of warrants	59,477,401	36.8%	-	-	59,477,401	100%
Income tax	-	-	-	-	-	-
Net income	44,909,588	27.8%	9,900,466	3.9%	35,009,122	353.6%

Income from operations decreased by 195.2% or $29,387,538, to a loss of $14,330,854 for the year ended December 31, 2009, as compared to a profit of $15,056,684 for the year ended December 31, 2008. The loss was primarily due to aforementioned reasons for the decrease in sales revenue and drop in gross margin (please refer to the sections “Net Sales” and “Cost of Sales and Gross Profit” above). Consequently, operating margin fell from 6.0% to negative 8.9%.

Stock exchange listing expense represents the charge for failure to list on a National Stock Exchange is related to the sale of the Series A preferred stock during October 2007. The Company committed to apply to list and have its shares of common stock traded on the Nasdaq Capital Market, the Nasdaq Global Select Market or the Nasdaq Global Market or any successor market thereto (collectively, “Nasdaq”), or the New York Stock Exchange or any successor market thereto (together with Nasdaq, each a “National Stock Exchange”), no later than December 31, 2008. As a result of failing to achieve such listing, the Company’s majority shareholder, Winner State Investments Limited, committed to transfer 1,000,000 shares of common stock in the Company to the purchasers of shares of Series A convertible preferred stock of the Company. The Company has accounted for this as a contribution of capital by its majority stockholder and recorded a charge to operations in the amount of $4,480,000 for the year ended December 31, 2008. Such shares were valued based on the closing market price of $4.48 per share on December 31, 2008. The Company’s financial statement for 2008 has been restated as a result of this contribution of shares to settle stock exchange listing expense.

Interest expenses decreased by 41.4% from the year ended December 31, 2008 to the year ended December 31, 2009. As a percentage of net sales, interest expense was only 0.3% for both the year ended December 31, 2009 and the year ended December 31, 2008. The changes were mainly caused by a decline in the weighted average balance of bank borrowings, due to reduced working capital needs, and the reduction in interest rates of bank loans. Interest income increased by 60.4%, because we had a larger bank deposit balance for much of 2009 as compared to the same time in 2008, due to our reduction in purchase volume of raw materials.

In 2009, we incurred non-cash income of $59.4 million resulting from the change in fair value of warrants issued to investors in conjunction with the Company’s Series A Convertible Preferred Stock in October 2007.  The accounting treatment of the warrants resulted from an anti-dilution provision to the warrant holders.

Since Yanglin has been recognized as a “Key Leading Enterprise” in the industrialization of the agriculture industry by the PRC government, Yanglin had enjoyed a complete exemption from income taxes until 2009. This status is usually reviewed every two years, and according to a government order, the next review has been postponed to the end of the first quarter of 2010 for tax exemption statuts of 2010 and 2011. For year 2009’s tax exemption, a review by the local tax authority is also required. However, without income tax exemption benefit, the Group still has no income tax expense in 2009 due to net taxable operating loss.

Net income increased by 353.6% from $9,900,466 in 2008 to $44,909,588 in 2009. Excluding the stock exchange listing expense in 2008 and income from change in fair value of warrants described above, net income before these two items decreased from $14,380,466 in 2008 to a loss of $14,567,813 in 2009. Gross margin decreased from 8.3% in 2008 to negative 6.2% in 2009.

Earnings Per Share

	Year Ended December 31,
	2009	2008
	Audited	Audited (As restated)
Net Income for Basic Earnings Per Share	$44,909,588	$9,900,466
Basic Weighted Average Number of Shares	20,178,404	20,000,003
Net Income per Share – Basic	2.23	0.50
Net Income for Diluted Earnings Per Share	44,909,588	9,900,466
Diluted Weighted Average Number of Shares	31,643,348	37,757,827
Net Income per Share – Diluted	1.42	0.26

Basic and diluted earnings per share (EPS) for the year ended December 31, 2009, were $2.23 and $1.42, compared to $0.50 and $0.26 for the year ended December 31, 2008, as restated.

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

Because we usually pay cash to our suppliers upon purchase of soybeans, there is a higher than normal need for cash around harvest season. Our pattern of operations is as follows: (i) we will keep a large cash reserve until early October, which is harvest time, and take short-term loans from banks at that time (ii) we will build up a substantial inventory of soybeans so that for the period through the end of the year and for the following half year, we will have sufficient raw materials to maintain operations and convert finished products to cash, and (iii) we will repay the short-term loans by the end of June or July the following year.

Currently we have a credit line of up to RMB 718 million, or about USD 105 million, based on our credit rating of AA, granted by the Agricultural Development Bank. We believe that this will be sufficient for our future working capital needs at current operation and capacity levels, for the next twelve months.

The material terms of the credit line are:
1.	The term of the credit line is one year.
2.	Circumstances under which the funds can be borrowed: The funds provided by this credit line can only be used to purchase soybean crops.
3.
Additional approvals that may be required: When Yanglin applies to actually borrow the funds, the bank confirms the conditions and/or circumstances of the loan, and reports to the appropriate higher level within the bank to verify, examine and approve such applications, before actually releasing any funds to Yanglin under the maximum credit line.

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

Our operational cash requirements may be influenced by many factors, including the fluctuation of raw material prices, cash flow, competition, relationships with suppliers or customers and the availability of credit facilities and financing alternatives. Under the current operation level, we can satisfy this demand by short-term loan from banks, under the credit line of USD 20.5 million and our own cash reserves, within the next twelve months.

The Year Ended December 31, 2009 Compared with the Year Ended December 31, 2008

Operating Activities

Cash used in operating activities for the year ended December 31, 2009 was $7,906,192, while cash provided by operating activities for the year ended December 31, 2008 was $30,834,483. The difference was a result of many factors, the most important of which was a net operating loss (excluding income from changes in fair value of warrants), along with an increase in the value of inventories, mostly raw materials, due to the rise in soybean price (please refer to the section “Cost of Sales and Gross Profit” above), and an increase in the balance of prepaid VAT and other taxes, though we did reduce the advances to suppliers by $10.6 million.

We incurred a net loss from operations (excluding income resulting from changes in fair value of warrants amounting to $59.4 million) during the year ended December 31, 2009. At the end of 2008, the PRC government conducted a national strategic reserve purchase of soybeans, which was designed to uphold the price of domestically produced non-GM soybeans (please refer to the section “Net Sales” and “Cost of Sales and Gross Profit” above). The designated purchase price was over 10% higher than normal market prices, thus forcing market prices to rise. Consequently, though total purchase volume of soybean was reduced by over 27,000 tons, the total cost of raw material inventories was significantly greater, by $4.4 million, resulting in an increase of almost $4.0 million in the balance of prepaid VAT, which was in proportion to the purchase price of soybeans.

As a major measure to improve our cash flows status, we reduced the cash paid as advances to suppliers by $10.6 million.

Our cash flows are stable, as we sell primarily on a cash basis, with negligible trade receivables, and, usually, sell our products a few days after they are produced.

Investing Activities

Net cash used in investing activities for the year ended December 31, 2009 was $87,420, compared to $4,182,921 for the year ended December 31, 2008. The major reason for this change was that we completed the majority of our construction projects, including the renovation of Plant 2, and made a total payment of $4,176,943 for the projects by the end of 2008.

Financing Activities

Net cash provided by financing activities was $12,361,992 for the year ended December 31, 2009, compared to net cash used in financing activities of $6,351,610 for the year ended December 31, 2008. The amount of net cash provided for the year ended December 31, 2009 includes $27 million of new bank loans for working capital needs, $13.3 million of repayment for bank loans and an increase of about $1.26 million in restricted cash mainly used as collateral to guarantee the repayment of bank loans.

Loans

We had short-term bank loans of $20,476,218 at December 31, 2009, as compared to $6,711,214 at December 31, 2008. These loans are used to satisfy working capital needs, mainly related to the purchase of raw materials.

The balance of our long-term bank loan from related parties, including the portion payable within one year, was approximately $367,867 on December 31, 2009, compared to $489,827 on December 31, 2008. The change was caused by repayment of the principal; we did not borrow any additional long-term loan during the year of 2009.

Commitments and Contingencies

We have no future cash commitments or contingent liabilities as at December 31, 2009.

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

The preparation of our audited consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to exercise its judgment. We exercise considerable judgment with respect to establishing sound accounting policies and in making estimates and assumptions that affect the reported amounts of our assets and liabilities, our recognition of revenues and expenses, and disclosure of commitments and contingencies at the date of the financial statements.

On an ongoing basis, we evaluate our estimates and judgments. Areas in which we exercise significant judgment include, but are not necessarily limited to, the estimated useful lives for amortizable intangible assets and property, plant and equipment, and fair value of warrants granted in connection with various financing transactions in circumstances where the use of that accounting method is deemed to be appropriate. The long-lived assets held and used by the Group are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable. It is reasonably possible that these assets could become impaired as a result of changes in technologies or situations related to the industry.  Determination of recoverability of assets to be held and used is done by comparing the carrying amount of an asset to the future net undiscounted cash flows to be generated by the asset. If such assets are considered to be impaired, the impairment losses to be recognized are measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less estimated costs of disposal.

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

During the year ended December 31, 2009, there were no material changes to these policies.

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

Inventories

We apply the weighted average method to measure the cost of inventories on a monthly basis to compensate for the frequent fluctuation in soybean prices.

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

Warrant liability

Effective January 1,2009, we adopted the provisions of FASB ASC Topic 815, "Derivatives and Hedging" ("ASC 815") (previously ElTF 07-5, "Determining Whether an Instrument (or an Embedded Feature) is Indexed to an Entity's Own Stock"). As a result of adopting ASC 815, warrants to purchase the Company's common stock previously treated as equity pursuant to the derivative treatment exemption were no longer afforded equity treatment as there was a down-round protection (full-ratchet down round protection). As a result, the warrants are not considered indexed to the Company's own stock, and as such, all future changes in the fair value of these warrants will be recognized currently in earnings until such time as the warrants are exercised or expire.

As such, effective January 1, 2009, the Company reclassified the fair value of these warrants from equity to liability, as if these warrants were treated as a derivative liability since their issuance in October 2007.

Recent Accounting Pronouncements

In April 2009, the FASB issued ASC 820.10, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. ASC 820.10 provides additional guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased and also includes guidance on identifying circumstances that indicate a transaction is not orderly for fair value measurements. ASC 820.10 shall be applied prospectively with retrospective application not permitted. This ASC shall be effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity early adopting this ASC 820.10 must also early adopt ASC 320.10, Recognition and Presentation of Other-Than-Temporary Impairments. Additionally, if an entity elects to early adopt either ASC 825.10, Interim Disclosures about Fair Value of Financial Instruments or ASC 320.10, it must also elect to early adopt ASC 820.10. The adoption of ASC 820.10 did not have a material impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued ASC 805, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies. ASC 805 addresses the initial recognition, measurement and subsequent accounting for assets and liabilities arising from contingencies in a business combination, and requires that such assets acquired or liabilities assumed be initially recognized at fair value at the acquisition date if fair value can be determined during the measurement period. If the acquisition-date fair value cannot be determined, the asset acquired or liability assumed arising from a contingency is recognized only if certain criteria are met. This FASB Staff Positions (“FSP”) also requires that a systematic and rational basis for subsequently measuring and accounting for the assets or liabilities be developed depending on their nature. This ASC is effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company does not anticipate that the adoption of this statement will have a material impact on its consolidated financial statements, absent any material business combinations.

In June 2009, the FASB issued ASC810.10, guidance to change financial reporting by enterprises involved with variable interest entities (“VIEs”) which modifies how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. This pronouncement clarifies that the determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. The guidance requires an ongoing reassessment of whether a company is the primary beneficiary of a variable interest entity. This guidance also requires additional disclosures about a company’s involvement in variable interest entities and any significant changes in risk exposure due to that involvement. This guidance is effective for fiscal years beginning after November 15, 2009. The Company does not anticipate that the adoption of this statement will have a material impact on the Company’s consolidated financial statements.

In August 2009, the FASB issued ASU No. 2009-05, Measuring Liabilities at Fair Value. ASU 2009-05 amended ASC 820, Fair Value Measurements. Specifically, ASU 2009-05 provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the following methods: 1) a valuation technique that uses a) the quoted price of the identical liability when traded as an asset or b) quoted prices for similar liabilities or similar liabilities when traded as assets and/or 2) a valuation technique that is consistent with the principles of ASC 820 (e.g. an income approach or market approach). ASU 2009-05 also clarifies that when estimating the fair value of a liability, a reporting entity is not required to adjust to include inputs relating to the existence of transfer restrictions on that liability. The Company does not anticipate that the adoption of this statement will have a material impact on its consolidated financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on our consolidated financial statements upon adoption.

Contractual Obligations and Off-Balance Sheet Arrangements

Contractual Obligations

We have certain fixed contractual obligations and commitments that include future estimated payments.  Changes in our business needs, cancellation provisions, changing interest rates, and other factors may result in actual payments differing from the estimates. We cannot provide certainty regarding the timing and amounts of payments. We have presented below a summary of the most significant assumptions used in our determination of amounts presented in the tables, in order to assist in the review of this information within the context of our consolidated financial position, results of operations, and cash flows.

The following tables summarize our contractual obligations as of December 31, 2009, and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

Payments due by period
Contractual obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt Obligations	$367,867	$53,676	$101,510	$103,539	$109,142
Capital Lease Obligations	-	-	-	-	-
Operating Lease Obligations	-	-	-	-	-
Purchase Obligations	-	-	-	-	-

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Risk Factors

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

Foreign Currency Risk

Our business is operated in the PRC, and its value is effectively denominated in Renminbi. The fluctuation of foreign exchange rate between U.S. dollars and Renminbi could affect the value of our common stock. Our revenues and expenses are primarily denominated in Renminbi, and so our exposure to foreign exchange risks should generally be limited. We do not have material monetary assets and liabilities denominated in U.S. dollars, although to the extent that we do in the future, the fluctuation of foreign exchange rate would affect the value of these monetary assets and liabilities denominated in U.S. dollars. Generally, appreciation of Renminbi against U.S. dollars will devaluate the assets and liabilities denominated in U.S. dollar, while devaluation of Renminbi again U.S. dollars will appreciate the assets and liabilities denominated in U.S. dollar. In the PRC, very limited hedging transactions are available to reduce our exposure to exchange rate fluctuations. To date, we have not entered into any hedging transactions in an effort to reduce our exposure to foreign currency exchange risk. While we may decide to enter into hedging transactions in the future, the availability and effectiveness of these hedges may be limited and we may not be able to successfully hedge our exposure at all.

The conversion of RMB into foreign currencies, including U.S. dollars, has been based on rates set by the People’s Bank of China. On July 21, 2005, the PRC government changed its decade-old policy of pegging the value of the RMB to the U.S. dollar. Under the new policy, the RMB is permitted to fluctuate within a narrow and managed band against a basket of certain foreign currencies. This change in policy has resulted in an appreciation of the RMB against the U.S. dollar by approximately 6% during 2007 and approximately 12% since the change of the policy to the end of 2007. While the international reaction to the RMB revaluation has generally been positive, there remains significant international pressure on the PRC government to adopt an even more flexible currency policy, which could result in a further and more significant appreciation of the RMB against the U.S. dollar. We use the U.S. dollar as the reporting currency for our financial statements. Fluctuations in exchange rates, primarily those involving the U.S. dollar, may affect our costs and operating margins as well as our net income reported in U.S. dollars. For example, to the extent that we need to convert U.S. dollars into RMB for our operations, appreciation of the RMB against the U.S. dollar would have an adverse effect on the RMB amount we receive from the conversion. Assuming we had converted the U.S. dollar denominated cash balance equivalent to US$34,811,611 as of December 31, 2009 into RMB at the exchange rate of US$1.00 for RMB6.8282, the respective People’s Bank of China rates as of December 31, 2009, this cash balance would have been RMB237.7 million. Assuming a further 10% appreciation of the RMB against the U.S. dollar, this cash balance would have decreased to RMB216.1 million as of December 31, 2009. Conversely, if we decide to convert our RMB into U.S. dollars for the purpose of making payments for dividends for business purposes, appreciation of the U.S. dollar against the RMB would have a negative effect on the U.S. dollar amount available to us.

Commodity Price Risk

We engage in manufacturing of non-genetically modified soybean-based products in the PRC. Our main raw materials are commodities. Our exposure to commodity price risk is directly related to fluctuations of PRC domestic market and indirectly related to that of international market. For example, the soybean price in our local area went up from RMB 2.16 per 500 grams at the beginning of 2008 to RMB 2.75 per 500 grams in early March 2008. It then dropped gradually over the next few months, but rose back to RMB 2.70 per 500 grams in early July 2008, and again went down to RMB 1.65 per 500 grams at the end of 2008. While in 2009, the soybean price fluctuated from RMB 1.67 per 500 grams at the beginning of the year, to RMB 1.87 per 500 grams at the end of the year. To date, we have not entered into any hedging transactions in an effort to reduce our exposure to commodity price risk.

Item 7. Financial Statements and Supplementary Data

Please refer to Item 15 “Exhibits and Financial Statement Schedules” of this report.

Item 8.  Changes In and Disagreements with Accountants On Accounting and Financial Disclosure

There are no such reportable events as required by Item 304(b) of Regulation S-K.

Item 8A(T). Controls and Procedures

(a)	Management’s Report on Disclosure Controls and Procedures

As required by Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act, our management has carried out an evaluation, with the participation and under the supervision of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2009.

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

Management conducted its evaluation of disclosure controls and procedures under the supervision of our chief executive officer and our chief financial officer. Based upon, and as of the date of this evaluation, our chief executive officer and chief financial officer concluded that, as of December 31, 2009, our disclosure controls and procedures were not effective due to the material weaknesses and significant deficiencies in our internal control over financial reporting described below.

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

Our internal control over financial reporting was not effective as a result of the following identified material weaknesses:

A)
In connection with the preparation and audit of our 2009 financial statements and notes, we discovered certain deficiencies in our internal controls that were considered to be material weaknesses. These deficiencies related to our financial closing procedures and errors in classification of warrants and the restatement of the 2008 financial statement for the stock listing expense. After discussions between management and our audit committee, we concluded that the Company had improperly classified warrants pursuant to FASB ASC Topic 815 “Derivatives and Hedging”) (“ASC 815”). As a result of the reclassification and the change in the fair value of these warrants, the Company recognized a $59.4 million in other income for the change in the fair value of warrants for the year ended December 31, 2009. The Company also recorded a 2008 stock listing expense in the amount of $4,480,000.

B)	The Company does not maintain personnel with a sufficient level of accounting knowledge, experience and training in the selection and application of US GAAP and related SEC disclosure requirements.

C)	The Company does not have an accounting policy manual based on US GAAP.

As a result of the reclassification, on April 12, 2010, management and audit committee made a determination that the Company’s financial statements in each of its quarterly reports filed in 2009 could not be relied on and it will restate the Company’s financial statement for each of the quarterly reports it filed in 2009. The Company filed a current Report on Form 8-K disclosing these determinations under Item 4.02 of Form 8-K concurrent with the filing of this Annual report.

Management’s Remediation Initiatives and Interim Measures

To remediate the situation, we need the help of competent professional accounting advisors, and we have engaged SEC Audit Prep, an accounting consulting firm, to help with the preparation of the Company’s consolidated financial statements and deliver training to our own accounting staff on the selection and application of US GAAP and related SEC disclosure requirements. Meanwhile, the management has decided that we will draft the accounting manual using our own staff first, and enlist the help from professional advisors later, if we find it necessary.

There will be significant costs involved for engaging professional accounting advisors; studying and researching U.S. GAAP; drafting, revising and approving our accounting manual; and training and educating our accounting staff with the knowledge of U.S.GAAP.

(c) Changes in Internal Controls over Financial Reporting

During the year ended December 31, 2009, there was no other change in our internal controls over financial reporting, except as described above, that has materially affected, or that is reasonably likely to materially affect, our internal control over financial reporting.

Signature	Title

/s/ Shulin Liu	Chief Executive Officer
Shulin Liu	Chairman of the Board

/s/ Shaocheng Xu	Chief Financial Officer
Shaocheng Xu

Item 8B. Other Information

None.

PART III

Item 9. Directors, Executive Officers and Corporate Governance
Our Directors and Executive Officers

We have provided below certain information about our executive officers and directors. Our directors serve one-year terms or until their successors are elected Officers serve at the discretion of the board of directors.

Name	Age	Position	Director Since
Shulin Liu	47	Chief Executive Officer/Director	July 2001
Shaocheng Xu	36	Chief Financial Officer
Yang Miao (1)	39	Director	August 2006
Zongtai Guo	53	Director and Chief Operating Officer	March 2006
Albert McLelland (2)(3)(4)	50	Director	March 2009
Michael Marks (2)(3)(4)	38	Director	March 2009
Xiao Feng (2)(3)(4)	52	Director	March 2009
Yulin Liu	51	President and General Manager of Heilongjiang Yanglin Soybean Group Co. Ltd
Shuhua Xia	56	Accounting Supervisor of Heilongjiang Yanglin Soybean Group Co. Ltd

(1) Mr. Yang Miao resigned from his position as a director of the Company on March 13, 2009.
(2) Serves as a member of the Audit Committee.
(3) Serves as a member of the Compensation Committee.
(4) Serves as a member of the Nominating and Corporate Governance Committee.

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

Shaocheng Xu, was appointed as Yanglin’s Chief Financial Officer in March 2007. Previously, he worked as a financial consultant in Dow Jones Business Consultants, Inc. from August 2006 to March 2007 and as the Internal Control Supervisor at Citigroup Asia Pacific Operations Center from July 2005 to August 2006. From September 2004 to July 2005, he was studying for a Master of Professional Accounting at Shanghai University of Finance and Economics. From September 2001 to August September 2004, he was the corporate management coordinator for United Automotive Electronics Systems Co., Ltd. From August 1999 to September 2001, he worked as a senior customer services representative in Shanghai Eastern Rohm and Haas Corp. From July 1997 to August 1999, he was the Manager Assistant in Shanghai Foreign Aviation Corp. Mr. Xu received his Bachelor of Arts in English from Foreign Affairs College of China in 1997. He has acquired the degree of Master of Professional Accounting (MPAcc), and will also soon be qualified as a Professional Accountant with the Association of Chartered Certified Accountants (ACCA) of the United Kingdom.

Zongtai Guo, joined Yanglin as its Vice President and Chief Operating Officer in 2006. Mr. Guo is responsible for sales and operations and assists Mr. Shulin Liu, Yanglin’s Chief Executive Officer, in the strategic planning and the development of Yanglin. Prior to joining Yanglin, Mr. Guo was the Vice President of Qingdao Haoke Family Products Company (daily housekeeping products company, such as soap and detergent)between 2004 and 2005.From 2001 to 2004, he was an Assistant Manager at Heilongjiang Sanjiang Food Company (manufacturing soybean products). He also worked in Shanghai Yikun Food Company as its General Manager from 1999 to 2001. From 1994 to 1999, Mr. Guo worked in various companies such as Hainan Longhua Company, China Xingnan Company and Heilongjiang Eight One Farm University as their Finance Manager. He graduated from Bayi Agriculture Development University of Heilongjiang Province with a degree in Enterprise Management and became a qualified accountant in the PRC in 1993.

Mr. Albert McLelland was appointed as independent director since March 2009. He has been senior managing director of AmPac Strategic Capital LLC (AmPac) since 2003. He is also a founder and managing director of AmPac-TDJ LLC. Prior to founding AmPac, Albert was responsible for cross-border transactions practice of PricewaterhouseCoopers’ (PwC) Financial Advisory Services. Albert possesses extensive investment and merchant banking experience. He has built two Asian based financial service firms in 1980-1990’s. He also ran corporate finance at CEF Taiwan Limited. Albert began his investment banking career at Shearson Lehman underwriting bond issues. Albert holds an MBA degree from the University of Chicago and a Master of International Affairs from Columbia University. He did his undergraduate studies at the University of South Florida and also studied Mandarin at the National Normal University in Taiwan.

Mr. Michael Marks has served as independent director since March 2009. Until December 2007 he was a managing director and principal of Sonnenblick Goldman Asia Pacific Limited. Until July 2009, Mr. Marks was the President and Director of Middle Kingdom Alliance Corp., a Special Purpose Acquisition Corporation, which invested in and merged with Pypo Digital Company Limited.  Mr. Marks continues to serve as a director of the board of the newly merged company, Funtalk China Holdings Limited (NASDAQ: FTLK). Mr. Marks is currently audit committee chairman and independent director of China Yida Holding, Co. (NASDAQ: CNYD) and Shengkai Innovation, Inc. (NYSE AMEX: SHE). Previously, Mr. Marks served as a director of Horwath Asia Pacific from January 2002 to December 2005 and was the Chief Executive Officer and Director at B2Gglobe (Pty) Limited from May 2001 to December 2002. Mr. Marks received both Bachelors and Masters Degrees in Commerce from the University of the Witwatersrand in Johannesburg, South Africa in 1994 and 1997, respectively, and also received a Bachelor’s Degree in Psychology from the University of South Africa in 1998. In 1997, Mr. Marks qualified as a Chartered Accountant in South Africa, and in 1999 as a Fellow of the Association of International Accountants in the United Kingdom.

Mr. Xiao Feng was appointed as independent director since March 2009. He has served as the President of Soybean Research & Development Center of Heilongjiang Province since November 2005.  He has also been the Vice President of Northeastern Agriculture University since September 2007.  He was the section chief for Development and Planning in Science & Technology division of Heilongjiang Provincial government from March 1998 to November 2005.  He obtained his Medical Doctor’s degree from Harbin Medical University in 1983.

Yulin Liu, was appointed Yanglin’s President and General Manager in March 2007. He is responsible for Yanglin’s day-to-day operations. Mr. Liu has a strong background in financial management. He worked as chief internal auditor of the Central Bank of Ji Xian County between 1986 and 1989. He was the vice president of Industrial and Commercial Bank of China, Ji Xian County between 1989 and 2001. From January 2002 to May 2005, he was the President of Industrial and Commercial Bank of China, Jianshan Branch and from May 2005 to February 2007, he was President of Industrial and Commercial Bank of China, Dianchang Branch. Mr. Liu graduated from Harbin Senior Finance College, majoring in Finance.

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

Board Leadership Structure

The Board of Directors believes that Mr. Liu’s service as both Director and Chief Executive Officer is in the best interest of the Company and its stockholders. Mr. Liu possesses detailed and in-depth knowledge of the issues, opportunities and challenges facing the Company and its business and is thus best positioned to develop agendas that ensure that the Board’s time and attention are focused on the most critical matters. His combined role enables decisive leadership, ensures clear accountability, and enhances the Company’s ability to communicate its message and strategy clearly and consistently to the Company’s shareholders, employees, customers and suppliers.

Involvement in Certain Legal Proceedings

Our directors and executive officers have not, during the past ten years:

●	had any bankruptcy petition foiled by or against any business of which was a general partner or executive officer, either at the time of the bankruptcy or within two years prior to that time,

●	been convicted in a criminal proceeding and is not subject to a pending criminal proceeding,

●
been subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities, futures, commodities or banking activities; or

●
been found by a court of competent jurisdiction (in a civil action), the Securities Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Board of Directors

Director Qualifications

We seek directors with established strong professional reputations and experience in areas relevant to the strategy and operations of our businesses.  We also seek directors who possess the qualities of integrity and candor, who have strong analytical skills and who are willing to engage management and each other in a constructive and collaborative fashion.  We also seek directors who have the ability and commitment to devote significant time and energy to service on the Board and its committees.  We believe that all of our directors meet the foregoing qualifications.

Certain of our directors have strong technological backgrounds that are relevant to our industry.  Certain of our directors have backgrounds in accounting, public company reporting, compliance and management.  We believe that the backgrounds and skills of our directors bring a diverse range of perspectives to the Board.

Meetings of the Board of Directors and Committees

The Board of Directors held 1meeting during 2009. The Audit Committee held 4 meetings in 2009. The Compensation Committee held no meetings in 2009. The Nominating and Corporate Governance Committee held no meetings in 2009. Each director is expected to attend meetings of our Board of Directors and meetings of committees of our Board of Directors of which he is a member, and to spend the time necessary to properly discharge his respective duties and responsibilities. No director attended less than 75% of the meetings of any committee of which the director was a member.

Board Committees

The Board has an Audit Committee, a Compensation Committee and a Nominating and Corporate Governance Committee. . The Board created the three committees and adopted charters for all of such committees on March 9, 2009. The Board has determined that Messrs McLelland, Marks and Feng are independent directors within the meaning of NASDAQ Listing Rule 5605(a)(2). Accordingly, all of the members of the Audit Committee are independent within the meaning of NASDAQ Listing Rule 5605(a)(2). The Audit Committee has at least one member, Mr. Albert McLelland, who meets the definition of a “financial expert” under SEC rules and whom the Board has determined to be “independent”.

Audit Committee

The Audit Committee is currently comprised of Messrs. Albert McLelland, Xiao Feng and Michael Marks with Mr. Albert McLelland as the chairman, each of whom are “independent” as that term is defined by SEC rules and under the NASDAQ listing standards. The Audit Committee is directly responsible for the appointment, retention, compensation and oversight of the work of any registered public accounting firm employed by the Company (including resolution of disagreements between management and the accounting firm regarding financial reporting) for the purpose of preparing or issuing an audit report or related work or performing other audit, review or other services. The Audit Committee has the ultimate authority and responsibility to evaluate and, where appropriate, replace the independent registered public accounting firm. The Audit Committee has the authority to review and approve transactions between the Company and its directors, officers and affiliates.

REPORT OF THE AUDIT COMMITTEE

The role of the Audit Committee is to assist the Board of Directors in its oversight of the Company’s financial reporting process. As set forth in the Audit Committee charter, management of the Company is responsible for the preparation, presentation and integrity of the Company’s financial statements, accounting and financial reporting principles and internal controls and procedures designed to assure compliance with accounting standards and applicable laws and regulations. The independent auditors are responsible for auditing the Company’s financial statements and expressing an opinion as to their conformity with generally accepted accounting principles.

In the performance of this oversight function, the Audit Committee has reviewed and discussed the audited consolidated financial statements for the fiscal year ended December 31, 2009 with management, and has discussed with the independent auditors the matters required to be discussed by Statement of Auditing Standards No. 61, Communication with Audit Committee, as currently in effect. The Audit Committee has received the written disclosures and the letter from the independent auditors required by Independence Standards Board Standard No. 1, Independence Discussions with Audit Committees, as currently in effect, and has discussed with the independent auditors the independent auditors’ independence; and based on the review and discussions referred above, the Audit Committee recommended to the Board of Directors that the audited consolidated financial statements be included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009 for filing with the SEC.

The members of the Audit Committee are not professionally engaged in the practice of auditing or accounting, are not experts in the fields of accounting or auditing, including in respect of auditor independence. Members of the Committee rely without independent verification on the information provided to them and on the representations made by management and the independent accountants. Accordingly, the Audit Committee’s oversight does not provide an independent basis to determine that management has maintained appropriate accounting and financial reporting principles or appropriate internal control and procedures designed to assure compliance with accounting standards and applicable laws and regulations. Furthermore, the Audit Committee’s consideration and discussions referred to above do not assure that the audit of the Company’s consolidated financial statements has been carried out in accordance with generally accepted accounting principles or that the Company’s auditors are in fact “independent”.

Based upon the reports, review and discussions described in this report, and subject to the limitations on the role and responsibilities of the Committee referred to above and in the Charter, the Committee recommended to the Board that the audited consolidated financial statements be included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, be filed with the Securities and Exchange Commission.

THE AUDIT COMMITTEE

Albert McLelland (Chairman)
Xiao Feng
Michael Marks

Compensation Committee

The Compensation Committee is responsible for the administration of all salary, bonus and incentive compensation plans for our officers and key employees. The members of the Compensation Committee are Messrs. Michael Marks, Albert McLelland and Xiao Feng, with Mr. Marks as the chairman. All of whom are “independent” directors.

Nominating and Corporate Governance Committee

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

According to our records, Michael Marks, Xiao Feng and Albert McLelland did not filed their form 3’s in a timely manner. Mr. Marks and Mr. McLelland subsequently filed their Form 3s on March 30, 2009 and March 26, 2009, respectively.

Code of Ethics

On March 9, 2009, we adopted a Code of Business Conduct and Ethics (as defined in Item 406 of Regulation S-K) that applies to our principal executive, financial and accounting officers. Our Code of Business Conduct and Ethics is available on our website at www.yanglinsoybean.com. Yanglin Soybean, Inc. will provide a copy of its Code of Business Conduct and Ethics, without charge, to any person that requests it. Requests should be addressed in writing to Mr. Bode Xu, Chief Financial Officer, #99 Fanrong Street, Jixian, Shuan Ya Shan City, Heilongjiang Province, 155900, People’s Republic of China.

Item 10 Executive Compensation

The Company’s executive compensation program is designed to pay key management personnel competitive remuneration based on the authority, responsibility and accountability of the position held by the individual.

The following is a summary of the compensation paid by the company to its executive officers for years ended December 31, 2009, 2008, and 2007. No other executive officers received compensation in excess of $100,000 for the years of 2009, 2008 and 2007. We did not engage in any benchmarking of compensation to set the compensation to our executive officers.

Compensation Table

Name & Principal Position	Year	Salary (1)	Bonus	Non-Equity Incentive Plan Compensation	All other Compensation	Total
Shulin Liu	2009	$35,083	0	0	0	$35,083
(President and Chief Executive Officer )	2008	$34,472	0	0	0	$34,472
	2007	$31,508	0	0	0	$31,508
Shaocheng Xu	2009	$21,050	0	0	0	$21,050
(Chief Financial Officer )(2)	2008	$20,683	0	0	0	$20,683
	2007	$18,905	0	0	0	$18,905
Zongtai Guo	2009	$26,312	0	0	0	$26,312
(Chief Operational Officer )	2008	$25,854	0	0	0	$25,854
	2007	$23,631	0	0	0	$23,631
Yulin Liu	2009	$26,312	0	0	0	$26,312
(President and General Manager of	2008	$25,854	0	0	0	$25,854
Heilongjiang Yanglin Soybean Group Co. Ltd)(3)	2007	$23,631	0	0	0	$23,631

(1)	The relevant exchange rates for the years 2009, 2008 and 2007 are $1 to RMB6.8409, $1 to RMB 6.8347, and $1 to RMB7.6172.

(2)	Shaocheng Xu, was appointed as Yanglin’s Chief Financial Officer in March 2007.

(3)	Yulin Liu, was appointed as Yanglin’s President and General Manager in March 2007 and is the first cousin of Mr. Shulin Liu.

Material Terms of Employment

Each of the executive officers has signed a three-year employment contract with Yanglin effective September 2007 until September 2010. In addition to their salary compensation, the executive officers are entitled to social insurance benefits according to PRC laws and regulations.

Termination of Employment

Yanglin can terminate the employment contract with the executive officers with immediate effect without any prior notice under the following circumstances: serious violation of Yanglin’s rules and disciplines by the executive officers, serious dereliction of duties by the executive officers; executive officers being prosecuted under the PRC criminal law.

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

Grants of Plan-Based Awards

The Company currently does not have any award plans. No options were granted to any named executive officers in 2009. Although the Company does not have any stock option plans, it did grant certain stock options to one of its directors pursuant to a contractual arrangement.

Outstanding Equity Awards at Fiscal Year End

The Company currently does not have an equity compensation plan. No options or shares of stock were granted to any named executive officers in 2009.

Option Exercises and Stock Vested

No options were exercised and no shares of stock were vested in 2009.

Pension Benefits

The Company does not have any pension plans for its executive officers.

Nonqualified Deferred Compensation

There was no nonqualified deferred compensation for the Company’s executive officers in 2009.

Potential Payment Upon Termination or Change in Control

The Company currently does not have payment arrangements for its executive officers upon termination or change in control.

Compensation of Directors

The following director compensation disclosure reflects all compensation awarded to, earned by or paid to the directors below for the year ended December 31, 2009.

DIRECTOR COMPENSATION TABLE
Name	Year	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Shulin Liu	2009	35,083	0	0	0	0	0	35,083
Yang Miao (1)	2009	0	0	0	0	0	0	0
Zongtai Guo	2009	26,312	0	0	0	0	0	26,312
Albert McLelland	2009	55,000	0	0	0	0	0	55,000
Michael Marks	2009	35,000	0	34,055	0	0	0	69,055
Xiao Feng	2009	1,462	0	0	0	0	0	1,462

(1) Mr. Miao resigned from his position as director of the Company on March 13, 2009.

We have no formal or informal arrangements or agreements to compensate our non-independent directors for services they provide as directors. We have implemented a compensation program for our independent directors, which includes such elements as an annual retainer, and stock options. The details of such compensation program is as follows: Mr. Albert McLelland, a cash retainer of $55,000 annually; Mr. Michael Marks, a cash retainer of $35,000 plus 20,000 stock options annually (15,000 stock options granted in 2009), and the terms of the stock options are that they will be granted at the end of each quarter with the exercise price being the stock price at the last trading day of the quarter; Mr. Xiao Feng, a cash retainer of $1,462 annually.

The non-independent directors for Yanglin are not compensated for their services as directors as of the date of this report.

Item 11. Security Ownership Of Certain Beneficial Owners And Management And Related Shareholders Matters

The following table sets forth certain information with respect to the beneficial ownership of our voting securities following the closing of the Share Exchange Agreement and the Series A Convertible Preferred Stock Purchase Agreement by (i) any person or group owning more than 5% of each class of voting securities, (ii) each director, (iii) our chief executive officer and our top three most highly compensated officers and (iv) all executive officers and directors as a group as of April 12, 2010.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)			Percentage of Class (1)
	Series A	Common Stock
Owner of More than 5% of Class

Vision Opportunity Master Fund Ltd 20 West 55th Street, 5th Floor, New York, NY 10019-5373	2,872,073			28.7%

Vision Capital Advantage Fund L.P. 20 West 55th Street, 5th Floor, New York, NY 10019-5373 (7)	848,857			8.5%

Sansar Capital Special Opportunity Master Fund, LP (Cayman Master) Walkers SPV Ltd. Walkers House Mary Street 908GT Georgetown, Grand Cayman Cayman Islands	2,767,442			27.7%

Vicis Capital Master Fund 126 East 56th Streey, 7th Floor, New York, NY 10019-5373	2,093,023			20.9%

Vision Opportunity Master Fund Ltd 20 West 55th Street, 5th Floor, New York, NY 10019-5373 (6)		7,585,414	(2)	27.5%

Vision Capital Advantage Fund L.P. 20 West 55th Street, 5th Floor, New York, NY 10019-5373 (6) (7)		2,241,911	(2)	10.1%

Sansar Capital Special Opportunity Master Fund, LP (Cayman Master) (6)		6,918,605	(2)	25.7%

Vicis Capital Master Fund 126 East 56th Street, 7th Floor, New York, NY 10019-5373 (6)		5,232,558	(2)	20.7%

Winner State Investments Limited No. 99, Fanrong Street, Jixian Town, Heilongjiang, the People’s Republic of China.		18,200,000	(3)(4)	91.0%

Directors and Executive Officers

Shulin Liu 99 Fanrong Street, Jixian County, Heilongjiang Province, People’s Republic of China 155900		9,100,000	(4)	45.5%

Glenn A. Little (5) 211 West Wall, Midland, TX 79701		399,000		2.0%

All Directors and Executive Officers		9,499,000		47.5%

(1)
On October 3, 2007, we entered and consummated a Series A Preferred Agreement for the sale of a total of 10,000,000 shares of our newly designated Series A Preferred Shares for the purchase price of $2.15 per share. Each entity’s number of Series A Preferred Shares were determined by dividing the amount of Purchase Price (as defined in the Series A Preferred Agreement) paid by such entity by the $2.15 per share price. Each share of Series A Preferred Stock is convertible into one share of our Common Stock. In determining the percent of preferred stock owned by a person or entity on March 30, 2010, (a) the numerator is the number of shares of the class beneficially owned by such person or entity, and (b) the denominator is the total shares of that class outstanding on March 30, 2010. Unless otherwise stated, each beneficial owner has sole power to vote and dispose of its shares.

In addition, in determining the percent of common stock owned by a person or entity on December 31, 2009, (a) the numerator is the number of shares of the class beneficially owned by such person and includes shares which the beneficial owner may acquire within 60 days upon conversion or exercise of a derivative security, and (b) the denominator is the sum of (i) the shares of that class outstanding on December 31, 2009 (20,465,020 shares of Common Stock) and (ii) the total number of shares that the beneficial owner may acquire upon conversion or exercise of a derivative security within such 60 day period. Unless otherwise stated, each beneficial owner has sole power to vote and dispose of the shares.

(2)
Each Series A Preferred Share is convertible, at the option of the holder, into one share of our Common Stock. Accordingly, in total, the Series A Preferred Shares are convertible into 10,000,000 shares of our Common Stock. The share number of Common Stock is determined by assuming conversion of all Series A Preferred Shares, exercise of all warrants by the parties and then add all the numbers together, we would have the shares of our Common Stock for such parties. For example, for Vision Opportunity Master Fund Ltd, if we add up all the numbers from different columns of the footnote 6 table below, we would have 7,585,414 shares of Common Stock.

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

Also, each Purchaser who purchases not less than $4 million worth of Series A Preferred shall also be issued (i) a Series J Warrant, to purchase such number of our newly designated Series B Preferred Shares, par value $0.001 per share, (ii) a Series C Warrant to purchase the number of shares of Common Stock equal to one hundred percent (100%) of the number of Series B Preferred Shares purchased by such Purchaser pursuant to the Series J Warrant, and (z) a Series D Warrant to purchase the number of shares of Common Stock equal to fifty percent (50%) of the number of Series B Preferred Shares purchased by such Purchasers pursuant to the Series J Warrant (Series J Warrants expired on April 2, 2009; Series C and D Warrants were conditioned on the exercise of Series J Warrants and therefore, also expired).

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

(3)
On October 3, 2007, we acquired Faith Winner (BVI) in a share exchange transaction with Winner State (BVI), Fang Chen, Yang Miao and Ying Zhang. Winner State (BVI), Fang Chen, Yang Miao and Ying Zhang are collectively the owners of 100% of the shares of Faith Winner (BVI).

In the Share Exchange, we received the shares of Faith Winner (BVI) from Winner State (BVI), Fang Chen, Yang Miao and Ying Zhang and in exchange we issued and delivered to them 18,500,000 of our newly -issued shares of Common Stock. Winner State (BVI) received 18,200,000 shares of Common Stock.

(4)
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

(5)	As of April 12, 2010, below is a breakdown of the current holdings of:

Name	Amount and Nature of Beneficial Ownership
	Preferred Stock		Common Stock	Warrants
	Series A	Series B		A	B
Vision Opportunity Master Fund Ltd	2,872,073	—	405,232	2,872,073	1,436,036
Vision Capital Advantage Fund L.P.	848,857	—	119,768	848,857	424,429
Sansar Capital Special Opportunity Master Fund, LP (Cayman Master)	2,767,442	—	—	2,767,442	1,383,721
Vicis Capital Master Fund	2,093,023	—	—	2,093,023	1,046,512

(6)
On November 21, 2008, Vision Opportunity Master Fund Ltd. transferred 848,857 shares of Series A Preferred Stock, 119,768 shares of Common Stock, 848,857 Series A Warrants and 424,429 Series B Warrants to Vision Capital Advantage Fund L.P., its affiliate.

As of April 12, 2010, we had outstanding (i) 20,465,020 shares of Common Stock, (ii) 10,000,000 shares of Series A Preferred Shares, which were issued in a private placement to the Purchasers under the Series A Preferred Agreement, (iii) Series A Warrants to purchase an aggregate of 10,000,000 shares of Common Stock at $2.75 per share, (iv) Series B Warrants to purchase an aggregate of 5,000,000 shares of Common Stock at $3.50 per share, (v) Series E Warrants to purchase 1,000,000 shares of Common Stock issued to Kuhns Brothers, Inc. and its designees under the Kuhns Bros Engagement Agreement at $2.58 per share and (ix) Series F Warrants to purchase 500,000 shares of Common Stock issued to Mass Harmony Asset Management Limited pursuant to the Mass Harmony Financial Consulting Agreement at $3.01 per share.

Each of Series A, B, E and F Warrants shall expire on October 3, 2012.

Item 12. Certain Relationships and Related Transactions

None.

Item 13. Principal Accounting Fees And Services

For the years ended December 31, 2008 and 2007, Albert Wong & Co. was the independent registered public accountant and its reports did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to any uncertainty, audit scope or accounting principles.

On June 29, 2009, we dismissed Albert Wong & Co. as our independent registered public accountant.

On June 29, 2009, the Company engaged UHY LLP as the Company’s new independent registered public accounting firm to audit the Company’s consolidated financial statements for the year ended December 31, 2009. The Company’s Audit Committee and Board of Directors recommended, authorized, and approved the decision to engage UHY LLP to serve as the Company’s independent registered public accounting firm. UHY LLP leases all its personnel, who work under the control of UHY LLP Partners, from wholly-owned subsidiaries of UHY Advisors, Inc., in an alternative practice structure.

All of the services described below were approved by our board prior to performance. Our board has determined that the payments made to its independent accountant for these services are compatible with maintaining such auditor's independence.

Audit Fees. Please see the following table for the details of audit fees.
Firm	For the year ended December 31, 2008	For the year ended December 31, 2009
Albert Wong & Company, LLP	$86,000	$16,250
UHY LLP	$-	$230,000

Audit-Related Fees. There were no fees for assurance and related services by Albert Wong & Company, LLP or by UHY LLPfor years 2008 or 2009.

Tax Fees. Please see the following table for the details of fees for services for the income tax returns in US.
Firm	For the year ended December 31, 2008	For the year ended December 31, 2009
UHY Advisors, Inc.	$5,500	$6,000

All Other Fees. There was no other fees for either audit-related or non-audit services billed by Albert Wong & Company, LLP, UHY LLP or UHY Advisors, Inc. for years 2008 or 2009.

PART IV

Item 14. Exhibits And Financial Statement Schedules

(a) (1) Financial Statements

(2) Financial Statement Schedules

None

YANGLIN SOYBEAN, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Yanglin Soybean, Inc.

We have audited the accompanying consolidated balance sheet of Yanglin Soybean, Inc. and subsidiaries (the “Company”) as of December 31, 2009 and the related consolidated statements of operations and comprehensive income, changes in stockholders’ equity, and cash flows for the year ended December 31, 2009. The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Yanglin Soybean, Inc. and subsidiaries as of December 31, 2009 and the results of their operations and their cash flows for  the year then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 15 to the consolidated financial statements, the Company adopted ASC Topic 815-40, “Derivatives and Hedging: Contracts in Entity’s Own Equity” (effective January 1, 2009) as it related to the Company’s warrants.

/s/ UHY LLP

New York, New York

April 14, 2010

ALBERT WONG & CO.
CERTIFIED PUBLIC ACCOUNTANTS
7th Floor, Nan Dao Commercial Building
359-361 Queen’s Road Central
Hong Kong
Tel : 2851 7954
Fax: 2545 4086

ALBERT WONG
B.Soc., Sc., ACA., LL.B.,
CPA(Practising)

To:	The board of directors and stockholders of Yanglin Soybean Inc.

Report of Independent Registered Public Accounting Firm

We have audited the accompanying consolidated balance sheet of Yanglin Soybean Inc. and subsidiaries as of December 31, 2008, and the related consolidated statements of income and comprehensive income, stockholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Yanglin Soybean Inc. as of December 31, 2008 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2(a) to the financial statements, certain errors resulting in an understatement of previously reported Additional paid-in capital, and an overstatement of previously reported Net income for 2008, were discovered by management of the Company during the current year. Accordingly, an adjustment has been made to retained earnings as of December 31, 2008 to correct the error.

Hong Kong, China
April 6, 2009,	Albert Wong & Co.
except for note 2(a), as to which the date is April 14, 2010	Certified Public Accountants

YANGLIN SOYBEAN INC.

CONSOLIDATED BALANCE SHEETS
AS AT DECEMBER 31, 2009, AND 2008
(Stated in US Dollars)

	2009	2008
		(As restated)
ASSETS
Current assets
Cash	$34,811,611	$30,365,413
Cash-restricted	1,740,605	484,000
Trade receivables, net	332	8,043
Inventories	8,356,345	3,896,334
Advances to suppliers	12,451	10,597,701
Prepaid VAT and other taxes	4,917,250	920,083
Other receivables and prepaid expenses	108,200	114,990

Total current assets	49,946,794	46,386,564

Property, plant and equipment, net	27,297,365	31,529,936
Assets held for sale	570,409	-
Intangible assets, net	4,415,908	4,619,716
Prepaid deposits for equipment and construction	-	13,021

TOTAL ASSETS	$82,230,476	$82,549,237

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Short-term bank loans	$20,476,218	$6,711,214
Loans from related parties – current	53,676	55,149
Accounts payable	20,866	13,753
Other payables	824,424	683,403
Customers deposits	1,395,524	1,187,582
Accrued liabilities	635,474	591,979

Total current liabilities	23,406,182	9,243,080

Long-term liabilities
Loan from related parties – non-current	314,191	434,678
Warrant liability	27,573,698	-
TOTAL LIABILITIES	51,294,071	9,677,758

STOCKHOLDERS' EQUITY
Convertible preferred stock:
Series A $0.001 par value, 50,000,000 shares authorized; 9,534,883 and 9,999,999 shares issued and outstanding as of December 31, 2009 and 2008, respectively	9,535	10,000
Series B $0.001 par value, 10,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock:
$0.001 par value, 100,000,000 shares authorized; 20,465,119 and 20,000,003 shares issued and outstanding as of December 31, 2009 and 2008, respectively	20,465	20,000
Additional paid-in capital	27,899,749	42,869,635
Statutory reserves	5,628,636	5,628,636
(Accumulated deficit) retained earnings	(9,953,046)	17,184,524
Accumulated other comprehensive income	7,331,066	7,158,684

Total stockholders’ equity	30,936,405	72,871,479

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$82,230,476	$82,549,237

The accompanying notes are an integral part of these consolidated financial statements

YANGLIN SOYBEAN INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31, 2009, AND 2008
(Stated in US Dollars)

	2009	2008
		(As restated)
Net sales	$161,633,950	$250,728,674

Cost of sales	(171,588,089)	(229,838,842)

Gross (loss) profit	(9,954,139)	20,889,832

Operating Expenses

Selling expenses	(247,301)	(249,812)
General and administrative expenses	(3,314,592)	(5,552,223)
Impairment loss of long-lived assets	(584,718)	-
Loss on disposal of property, plant and equipment	(230,104)	(31,113)

Total operating expenses	(4,376,715)	(5,833,148)

(Loss) income from operations	(14,330,854)	15,056,684

Stock exchange listing expense	-	(4,480,000)
Interest expenses	(481,626)	(822,355)
Interest income	233,110	145,340
Other income	11,557	797
Changes in fair value of warrants	59,477,401	-

Income before income taxes	44,909,588	9,900,466

Income tax	-	-

Net income	44,909,588	9,900,466

Foreign currency translation adjustment	172,382	3,803,214
Comprehensive income	$45,081,970	$13,703,680

Earnings per share
Basic	$2.23	$0.50
Diluted	$1.42	$0.26

Weighted average shares outstanding
Basic	20,178,404	20,000,003
Diluted	31,642,380	37,757,827

The accompanying notes are an integral part of these consolidated financial statements

YANGLIN SOYBEAN INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2009, AND 2008
(Stated in US Dollars)

	Preferred stock						(Accumulated	Accumulated
	Series A		Common stock		Additional		deficit)	other
	Number of shares	Amount	Number of shares	Amount	paid-in capital	Statutory reserves	retained earnings	comprehensive income	Total

Balance, January 1, 2008	9,999,999	$10,000	20,000,003	$20,000	$38,389,635	$3,490,834	$9,421,860	$3,355,470	$54,687,799
Net income							9,900,466		9,900,466
Stock exchange listing shares contributed by majority shareholder					4,480,000				4,480,000
Appropriations to surplus reserves						2,137,802	(2,137,802)		-
Foreign currency translation adjustment								3,803,214	3,803,214
Balance, December 31, 2008 (As restated)	9,999,999	10,000	20,000,003	20,000	42,869,635	5,628,636	17,184,524	7,158,684	72,871,479
Net income							44,909,588		44,909,588
Reclassification of warrants from equity to derivative liabilities					(15,003,941)		(72,047,158)		(87,051,099)
Share-based compensation expense					34,055				34,055
Conversion of preferred stocks	(465,116)	(465)	465,116	465					-
Foreign currency translation adjustment								172,382	172,382
Balance, December 31, 2009	9,534,883	$9,535	20,465,119	$20,465	$27,899,749	$5,628,636	$(9,953,046)	$7,331,066	$30,936,405

The accompanying notes are an integral part of these consolidated financial statements

YANGLIN SOYBEAN INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2009, AND 2008
(Stated in US Dollars)
	For The Years Ended
	December 31
	2009	2008
		(As restated)
Cash flows from operating activities
Net income	$44,909,588	$9,900,466
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	3,176,462	1,860,076
Amortization	215,178	203,374
Share-based compensation expense	34,055	-
Bad debt recovery	(296)	-
Impairment loss of long-lived assets	584,718	-
Loss on disposal of property, plant and equipment	230,104	3,185,544
Stock exchange listing expense	-	4,480,000
Change in fair value of warrants	(59,477,401)	-

Changes in operating assets and liabilities:
Trade receivable	7,726	6,636
Inventories	(4,447,929)	14,951,570
Advances to suppliers	10,605,892	(4,407,071)
Prepaid VAT and other taxes	(3,992,730)	1,675,509
Other receivables	7,369	(62,451)
Accounts payable	7,077	(12)
Other payables	(12,996)	627,034
Customers deposits	204,879	(1,621,890)
Accrued liabilities	42,112	35,698

Net cash (used in) provided by operating activities	(7,906,192)	30,834,483

Cash flows from investing activities
Purchase of property, plant and equipment	(87,420)	(135,534)
Proceeds from sale of property, plant and equipment	-	129,556
Payment for construction in progress	-	(4,176,943)

Net cash used in investing activities	(87,420)	(4,182,921)

Cash flows from financing activities
Proceeds from short-term bank loans	27,043,304	-
Cash-restricted	(1,255,818)	16,000
Principal payments for short-term bank loans	(13,302,382)	(12,974,669)
Principal payments for loans from related parties	(123,112)	6,607,059

Net cash flows provided by (used in) financing activities	12,361,992	(6,351,610)

Net increase in cash	4,368,380	20,299,952
Effect of foreign currency translation on cash	77,818	855,340
Cash- beginning of year	30,365,413	9,210,121
Cash- end of year	$34,811,611	$30,365,413

Supplementary cash flow information:
Interest paid	$481,626	$822,355

Supplemental disclosure of non-cash investing activities:
Reclassify impaired assets from fixed assets to assets held for sale	$570,409	$-

Contribution from majority shareholder to settle stock exchange listing expense	$-	$4,480,000

The accompanying notes are an integral part of these consolidated financial statements

YANGLIN SOYBEAN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008
(Stated in US Dollars)

1.	ORGANIZATION AND PRINCIPAL ACTIVITIES

Yanglin Soybean, Inc (the “Company”) was incorporated in the State of Nevada on May 26, 1921. Prior to October 3, 2007, the Company had only nominal operations and assets. On October 3, 2007, the Company executed a reverse-merger with Faith Winner Investments Limited (“Faith Winner (BVI)”) by an exchange of shares and the Company issued 18,500,000 common shares at $0.001 par value in exchange for all Faith Winner (BVI) shares. As a result of the shares exchange, Faith Winner (BVI) became a wholly-owned subsidiary of the Company. The exchange transaction was accounted for as a reverse acquisition in accordance with Accounting Standards Codification 805 “Business Combinations”. The reverse-merger also included an equity financing of $21,500,000 by the issuance of 9,999,999 Series A Convertible Preferred Stock at $2.15 per share to ten accredited investors.

The Company is in the business of manufacturing, distribution, and selling of non-genetically modified soybean products, including soybean oil, salad oil, soybean meal, etc., throughout the Province of Heilongjiang and other parts of People's Republic of China ("PRC").  The Company conducts its operations through the following subsidiaries: (a) a wholly-owned subsidiary in the British Virgin Islands: Faith Winner (BVI), (b) a wholly-owned subsidiary of Faith Winner (BVI) located in the PRC: Faith Winner (Jixian) Agriculture Development Company (“WFOE”) and (c) an entity located in the PRC: Yanglin Soybean Group Co., Ltd. (“Yanglin”), which is controlled by the Company through contractual arrangements with WFOE, as if Yanglin were a wholly-owned subsidiary of the Company.

The Company, its subsidiaries and Yanglin are collectively referred to as “the Group”.

Faith Winner (BVI) and WFOE have entered into a series of agreements respectively with Yanglin and as a result of such agreements WFOE gained control of all of Yanglin’s assets, management and business as if Yanglin were a wholly-owned subsidiary of WFOE. These agreements included a loan agreement, a consigned management agreement, two consignment agreements of equity interests, an exclusive purchase option agreement, a registered trademark transfer contract and a trademark licensing agreement. The consignment agreements were entered into on September 1, 2007, and the other agreements were all signed on September 24, 2007. The exclusive purchase option agreement and the consigned management agreement were amended as of April 3, 2009.  As described by the amendment, the exercise price of the exclusive purchase option shall be $17,000,000, or such greater amount as required by the then applicable Chinese law and regulations.  If WFOE elects to purchase the Equity Interests held by Shulin Liu and Huanqin Ding (collectively “the Shareholders”), all of the consideration net tax (the “ Consideration of Equity Transfer ” ) obtained by the Shareholders shall be used to repay Yanglin.  If WFOE elects to purchase the assets of Yanglin, Yanglin shall use all of the consideration net tax (the “ Consideration of Assets Transfer ” ) to repay WFOE. To the extent that the Consideration of Equity Transfer or Assets Transfer is greater than $17,000,000 as required by the then applicable law or for any other reasons, the excess shall be paid by Yanglin to WFOE as interest on the loan made under the Loan Agreement dated September 24, 2007 between WFOE and Yanglin.

YANGLIN SOYBEAN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008
(Stated in US Dollars)

1.	ORGANIZATION AND PRINCIPAL ACTIVITIES (Continued)

Pursuant to the above-mentioned agreements, WFOE made a loan (“the Loan”) of $17 million on October 10, 2007 and it was utilized by Yanglin for working capital needs. In return, the Company obtained management control and an exclusive right to acquire all of the equity of Yanglin. The rights of existing shareholders of Yanglin were assigned by the consignment of equity interests to Faith Winner (BVI). The exclusive purchase agreement and the loan agreement restrict both Yanglin and its shareholders from significant decisions including but not limited to any amendments of articles of association or rules of Yanglin, any change in registered capital, any transfer, mortgage or disposal of Yanglin’s assets or income in a way that would affect WFOE’s security interest, entering any material contract (exceeding RMB5 million in value) and distributing any dividends to the shareholders. Pursuant to the consigned management agreement between WFOE and Yanglin, Yanglin agreed to entrust the business operations of Yanglin and its management to WFOE until WFOE formally acquires all equity or substantially all the assets of Yanglin. Under the consigned management agreement as amended on April 3, 2009, WFOE will provide financial, technical and human resources management services to Yanglin which will enable WFOE to control Yanglin's operations, assets and cash flows. In turn, WFOE will be entitled to a management fee equal to 5% of Yanglin’s annual net sales on a yearly basis.

Under the Registered Trademark Transfer Agreement, Yanglin agreed to transfer to WFOE all of its rights in connection with the two trademarks, including without limitation the title of the trademarks and right to license (the “Transferred Trademark”) for a purchase price of $1,000,000, which is subject to a purchase price adjustment based on the minimum appraised value on intellectual property (“IP”) rights allowed under PRC laws and regulations for such transfer. Under the Trademark Licensing Agreement, WFOE agreed to grant an exclusive license to Yanglin, for a term of 10 years, to use the Transferred Trademark for an annual licensing fee equal to 1% of Yanglin’s net sales of that year. The license fee and the management fee aforesaid – a total of 6% of the annual net sales of Yanglin – entitled by WFOE are designed to approximate Yanglin’s annual net profit. If the licensing and management fees entitled by WFOE exceed the net income after tax of Yanglin, Yanglin should not be obligated to pay WFOE any shortfall. In the event that the net income after tax is greater than the licensing and management fees entitled by WFOE, Yanglin should maintain any excess on its books and should not distribute any of such excess as a dividend in any manner to its shareholders until WFOE exercises its exclusive purchase option pursuant to the Exclusive Purchase Option Agreement dated September 24, 2007 between Yanglin and WFOE and as amended on April 3, 2009.

YANGLIN SOYBEAN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008
(Stated in US Dollars)

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

The loan of $17 million to Yanglin is considered as an investment in Yanglin by the Company through a series of contractual arrangements by way of the Loan. As a result of entering into the aforementioned agreements, WFOE should be deemed to control Yanglin as a Variable Interest Entity.  The creditors of Yanglin do not have recourse to the Company’s other assets.

YANGLIN SOYBEAN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008
(Stated in US Dollars)

2.	GENERAL

(a)	Restatement of 2008 Consolidated Financial Statements

The Company has restated its consolidated financial statements as of and for the year ended December 31, 2008 to record the shares it committed to transfer to the Company’s Series A Preferred stockholders as a result of failure to list on a National Stock Exchange by December 31, 2008 (Note 15). The Company has now determined that in accordance with ASC 450 Accounting for Contingencies, the expense should be recorded during the year ended December 31, 2008 as the Company failed the listing requirement and incurred the expense on December 31, 2008. The Company has accounted for this as a contribution of capital and recorded an expense in the amount of $4,480,000 due to the share payment being made by the majority shareholder. Such shares were valued based on the closing market price on December 31, 2008.

Accordingly, changes have been made to the applicable line items associated with expense, income before income taxes, net income, comprehensive income, basic earnings per share, diluted earnings per share, additional paid in capital and retained earnings as of and for the year ended December 31, 2008.

The effect of the restatement on specific amounts provided in the consolidated financial statements is as follows:

	As of December 31, 2008
Consolidated Balance Sheet	As previously reported	As restated

Additional paid-in capital	$38,389,635	$42,869,635
Retained earnings	21,664,524	17,184,524

	For the year ended December 31, 2008
Consolidated Statements of Operations and Comprehensive Income	As previously reported	As restated

Stock exchange listing expense	$-	$(4,480,000)
Income before income taxes	14,380,466	9,900,466
Net income	14,380,466	9,900,466
Comprehensive income	18,183,680	13,703,680

Earnings per share:	$0.72	$0.50
Basic	$0.38	$0.26
Diluted

	For the year ended December 31, 2008
Consolidated Statements of Cash Flows	As previously reported	As restated

Cash flows from operating activities:
Net income	$14,380,466	$9,900,466
Adjustments to reconcile net income to net cash provided by operating activities:
Stock exchange listing expense	-	4,480,000
Net cash provided by operating activities	30,834,483	30,834,483

Supplemental disclosure of non-cash investing activities:
Contribution from majority shareholder to settle stock exchange listing expense	$-	$4,480,000

(b)	Basis of presentation

The consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America.

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

YANGLIN SOYBEAN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008
(Stated in US Dollars)

2.	GENERAL (Continued)

(c)	Principles of consolidation

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

The consolidated financial statements include the accounts of the Company and the following subsidiaries, as well as Yanglin, a variable interest entity of which WFOE is the primary beneficiary as defined by ASC 810 “Consolidation of Variable Interest Entities.” All intercompany transactions and accounts have been eliminated in consolidation.

Name of Company	Place of incorporation	Attributable interest

Faith Winner Investments Ltd	British Virgin Islands	100%

Faith Winner (Jixian) Agriculture Development Company	PRC	100%

Heilongjiang Yanglin Soybean Group Co. Ltd*	PRC	100%
*Deemed variable interest entity

YANGLIN SOYBEAN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008
(Stated in US Dollars)

2.	GENERAL (Continued)

(d)	Use of estimates

The preparation of the financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods.   Items subject to such estimates and assumptions include the carrying value and estimated useful lives of long-lived assets; valuation allowances for receivables; valuation of warrant liabilities; inventory and deferred tax assets. Due to the inherent uncertainty involved in making estimates, actual results reported in future periods may differ from those estimates. Estimates and assumptions are reviewed periodically, and the effect of revisions are reflected in the consolidated financial statements in the period they are determined to be necessary.

(e)	Economic and political risks

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

(f)	Intangible assets

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

YANGLIN SOYBEAN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008
(Stated in US Dollars)

2.	GENERAL (Continued)

(g)	Property, plant and equipment

Property, plant and equipment are carried at cost less accumulated depreciation.  Depreciation is provided over their estimated useful lives, using the straight-line method. Estimated useful lives of the property, plant and equipment are as follows:

Buildings	10 - 35 years
Machinery and equipment	3.5 - 30 years
Office equipment	4 - 20 years
Motor vehicles	6 - 10 years

The costs and related accumulated depreciation of assets sold or otherwise retired are eliminated from the accounts and any gain or loss is included in the consolidated statement of operations and comprehensive (loss) income. The cost of maintenance and repairs is charged to operations when incurred, whereas significant renewals and betterments are capitalized.

(h)	Accounting for the impairment of assets held for sale

The assets held for sale by the Group are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable. It is reasonably possible that these assets could become impaired as a result of changes in technologies or situation in the industry.  Determination of recoverability of assets to be held and used is done by comparing the carrying amount of an asset to the future net undiscounted cash flows to be generated by the asset.

If such assets are considered to be impaired, the impairment losses to be recognized are measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets held for sale are reported at the lower of the carrying amount or fair value less estimated costs of disposal.

For the year ended December 31, 2009, the Group recognized a $584,718 impairment loss on certain manufacturing facilities which had been reclassified as assets held for sale.

(i)	Inventories

Inventories consist of finished goods and raw materials, and are stated at the lower of cost or market value. The cost of inventories is measured using the weighted average method. Finished goods are comprised of direct materials, direct labor and an appropriate proportion of production overheads.

YANGLIN SOYBEAN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008
(Stated in US Dollars)

2.	GENERAL (Continued)

(j)	Trade receivables

Trade receivables are recognized and carried at the original invoice amount less an allowance for any uncollectible amounts. An allowance for doubtful accounts is maintained for all customers after considering a variety of factors, including the length of time past due, significant one-time events and the company’s historical experience.

The Group writes off trade receivable against its allowance after reasonable collection efforts have been made and the accounts are deemed uncollectible.

(k)	Customer Deposits

Customer deposits represents advance payments from customers prior to the delivery of goods.  The Company requires full payment from customers prior to delivery. Customer deposits are recognized in revenue upon delivery of goods.

(l)	Foreign currency translation

The accompanying consolidated financial statements are presented in United States dollars.  The reporting currency of the Group is the U.S. dollar (USD). WFOE and Yanglin use its local currency, Renminbi (RMB), as its functional currency. Results of operations and cash flow are translated at average exchange rates during the period, and assets and liabilities are translated at the end of period exchange rates. Translation adjustments resulting from this process are included in accumulated other comprehensive income in stockholders’ equity. Transaction gains and losses that arise from exchange rate fluctuations from transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

The PRC government imposes significant exchange restrictions on fund transfers out of the PRC that are not related to business operations. These restrictions have not had a material impact on the Group because it has not engaged in any significant transactions that are subject to the restrictions.

The exchange rates used to translate amounts in RMB into USD for the purposes of preparing the consolidated financial statements were as follows:

	2009	2008
Year end RMB : USD exchange rate	6.8372	6.8542
Average yearly RMB : USD exchange rate	6.8409	6.9623

The RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions.  There is no assurance that the RMB amounts could have been, or could be, converted into USD at the rates used in translation.

YANGLIN SOYBEAN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008
(Stated in US Dollars)

2.	GENERAL (Continued)

(m)	Revenue recognition

Revenue is recognized upon the delivery of goods to customers. Revenue is recognized when all of the following criteria are met: Persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the seller’s price to the buyer is fixed or determinable, and collection is reasonably assured.

(n)	Costs of sales

Cost of sales consists primarily of direct material costs, direct labor cost, and applicable overhead costs attributable to the production of products.  Permanent write-down of inventory to the lower of cost or market value is also reflected in the cost of revenues. For the year ended December 31, 2009 and 2008, there were no written-down of inventories.

(o)	Advertising

The Group expenses all advertising expenses as incurred.  Advertising expenses included in selling expenses were $146 and $4,546 for the years ended December 31, 2009 and 2008 respectively.

(p)	Shipping and handling

All shipping and handling costs are expensed as incurred and included in selling expense.  Total shipping and handling expenses were $80,286 and $99,650 for the year ended December 31, 2009 and 2008, respectively.

(q)	Stock-Based Compensation

The Company awards stock options and other equity-based instruments to its employees, directors and consultants. and (collectively “share-based payments”).  Compensation cost related to such awards is measured based on the fair value of the instrument on the grant date and is recognized on a straight-line basis over the requisite service period, which generally equals the vesting period.  All of the Company’s stock-based compensation is based on grants of equity instruments and no liability awards have been granted.

YANGLIN SOYBEAN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008
(Stated in US Dollars)

2.	GENERAL (Continued)

(r)	Pension and Employee Benefits

Full time employees in PRC entities participate in a government mandated multi-employer defined contribution plan pursuant to which certain pension benefits, medical care, unemployment insurance, employee housing fund and other welfare benefits are provided to employees. The PRC labor regulations require the Group to accrue for these benefits based on certain percentages of the employees' salaries. Management believes full time employees who have passed the probation period are entitled to such benefits.  The total provisions for employee pension were $132,290 and $184,006 for the years ended December 31, 2009 and 2008, respectively.

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

The Group applied the provisions of ASC 740.10,  Accounting For Uncertainty In Income Taxes, which provides clarification related to the process associated with accounting for uncertain tax positions recognized in our consolidated financial statements. ASC 740.10 prescribes a more-likely-than-not threshold for financial statement recognition and measurement of a tax position taken, or expected to be taken, in a tax return. ASC 740.10 also provides guidance related to, among other things, classification, accounting for interest and penalties associated with tax positions, and disclosure requirements

The Group recognizes accrued interest and penalties related to unrecognized tax benefits in the provision for income taxes in our consolidated statements of operation. The Group’s policy for recording interest and penalties associated with audits is to record such items as a component of income tax expense.

YANGLIN SOYBEAN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008
(Stated in US Dollars)

2.	GENERAL (Continued)

(t)	Statutory reserves

Pursuant to the applicable laws in PRC, PRC entities are required to make appropriations to three non-distributable reserve funds, namely the statutory surplus reserve, statutory public welfare fund, and discretionary surplus reserve, based on after-tax net earnings as determined in accordance with the PRC GAAP, after offsetting any prior years’ losses. Appropriation to the statutory surplus reserve should be at least 10% of the after-tax net earnings until the reserve is equal to 50% of the Company's registered capital.  Appropriation to the statutory public welfare fund is 5% to 10% of the after-tax net earnings.  The statutory public welfare fund is established for the purpose of providing employee facilities and other collective benefits to the employees and is non-distributable other than in liquidation.  Beginning from January 1, 2006, enterprises have no further requirements to make the appropriation to the statutory public welfare fund.  Discretionary surplus reserve is a prescribed percentage approved by the shareholder. The Group does not make appropriations to the discretionary surplus reserve fund.

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

(iii)	Allocations to the discretionary surplus reserve, if any.

The Company established a statutory surplus reserve as well as a statutory public welfare fund and commenced to appropriate 10% and 5%, respectively, of the PRC net income after taxation to these reserves. The amounts included in the statutory reserves consisted of surplus reserve of $3,752,424 and common welfare fund of $1,876,212 as of December 31, 2009 and 2008.

YANGLIN SOYBEAN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008
(Stated in US Dollars)

2.	GENERAL (Continued)

(u)	Comprehensive income

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

(v)	Earnings per share

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

(w)	Value-added tax (“VAT”)

Sales represent the involved value of goods, net of a VAT. All of Yanglin’s products that are sold in PRC are subject to a Chinese VAT on the gross sales price. VAT from sales may be offset by VAT paid on purchase of raw materials included in the cost of producing the finished goods.

(x)	Warrant Liability

Effective January 1,2009, we adopted the provisions of FASB ASC Topic 815, "Derivatives  and Hedging" ("ASC 815") (previously ElTF 07-5, "Determining Whether an Instrument (or an Embedded Feature) is Indexed to an Entity's Own Stock"). As a result of adopting ASC 815, warrants to purchase the Company's common stock previously treated as equity pursuant to the derivative treatment exemption were no longer afforded equity treatment as there was a down-round protection (full-ratchet down round protection). As a result, the warrants are not considered indexed to the Company's own stock, and as such, all future changes in the fair value of these warrants will be recognized currently in earnings until such time as the warrants are exercised or expire.

As such, effective January 1, 2009, the Company reclassified the fair value of these warrants from equity to liability, as if these warrants were treated as a derivative liability since their issuance in October 2007.

YANGLIN SOYBEAN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008
(Stated in US Dollars)

2.	GENERAL (Continued)

(y)	Recent accounting pronouncements

In April 2009, the FASB issued ASC 820.10, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. ASC 820.10 provides additional guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased and also includes guidance on identifying circumstances that indicate a transaction is not orderly for fair value measurements. ASC 820.10 shall be applied prospectively with retrospective application not permitted. This ASC shall be effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity early adopting this ASC 820.10 must also early adopt ASC 320.10, Recognition and Presentation of Other-Than-Temporary Impairments. Additionally, if an entity elects to early adopt either ASC 825.10, Interim Disclosures about Fair Value of Financial Instruments or ASC 320.10, it must also elect to early adopt ASC 820.10. The adoption of ASC 820.10 did not have a material impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued ASC 805, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies. ASC 805 addresses the initial recognition, measurement and subsequent accounting for assets and liabilities arising from contingencies in a business combination, and requires that such assets acquired or liabilities assumed be initially recognized at fair value at the acquisition date if fair value can be determined during the measurement period. If the acquisition-date fair value cannot be determined, the asset acquired or liability assumed arising from a contingency is recognized only if certain criteria are met. This FASB Staff Positions (“FSP”) also requires that a systematic and rational basis for subsequently measuring and accounting for the assets or liabilities be developed depending on their nature. This ASC is effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company does not anticipate that the adoption of this statement will have a material impact on its consolidated financial statements, absent any material business combinations.

YANGLIN SOYBEAN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008
(Stated in US Dollars)

2.	GENERAL (Continued)

In June 2009, the FASB issued ASC810.10, guidance to change financial reporting by enterprises involved with variable interest entities (“VIEs”) which modifies how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. This pronouncement clarifies that the determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. The guidance requires an ongoing reassessment of whether a company is the primary beneficiary of a variable interest entity. This guidance also requires additional disclosures about a company’s involvement in variable interest entities and any significant changes in risk exposure due to that involvement. This guidance is effective for fiscal years beginning after November 15, 2009. The Company does not anticipate that the adoption of this statement will have a material impact on its consolidated financial statement.

In August 2009, the FASB issued ASU No. 2009-05, Measuring Liabilities at Fair Value. ASU 2009-05 amended ASC 820, Fair Value Measurements. Specifically, ASU 2009-05 provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the following methods: 1) a valuation technique that uses a) the quoted price of the identical liability when traded as an asset or b) quoted prices for similar liabilities or similar liabilities when traded as assets and/or 2) a valuation technique that is consistent with the principles of ASC 820 (e.g. an income approach or market approach). ASU 2009-05 also clarifies that when estimating the fair value of a liability, a reporting entity is not required to adjust to include inputs relating to the existence of transfer restrictions on that liability. The Company does not anticipate that the adoption of this statement will have a material impact on its consolidated financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on our consolidated financial statements upon adoption.

YANGLIN SOYBEAN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008
(Stated in US Dollars)

3.	FAIR VALUE

The Company has categorized our assets and liabilities recorded at fair value based upon the fair value hierarchy specified by FASB ASC 820.

The levels of fair value hierarchy are as follows:

●	Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that we have the ability to access.

●
       Level 2 inputs utilize other-than-quoted prices that are observable, either directly or indirectly. Level 2 inputs include quoted prices for similar assets and liabilities in active markets, and inputs such as interest rates and yield curves that are observable at commonly quoted intervals.

●	Level 3 inputs are unobservable and are typically based on our own assumptions, including situations where there is little, if any, market activity.

The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties.  As of December 31, 2009, the carrying amounts of financial assets and liabilities, such as cash and cash equivalents, accounts receivable, other receivables, short-term bank loans, accounts payable, and other payables, approximate their fair values because of the short maturity of these instruments and market rates of interest available to the Group.

YANGLIN SOYBEAN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008
(Stated in US Dollars)

4.	CREDIT RISK AND CUSTOMERS AND SUPPLIERS CONCENTRATIONS

Financial instruments which potentially expose the Group to concentrations of credit risk, is cash and accounts receivable as of December 31, 2009 and 2008. The Group performs ongoing evaluations of its cash position and credit evaluations of customers to ensure sound collections and minimize credit losses exposure.

CASH- U.S. ACCOUNTS– (RESTRICTED)

As of December 31, 2009 and 2008, respectively, the Group’s restricted cash of $278,018 and $ 484,000 was kept in bank account in the U.S. Cash accounts at financial institutions in the U.S. may exceed the federal depository insurance coverage limits. In October 2008, the FDIC increased its insurance from $100,000 per depositor to $250,000 and to an unlimited amount for non-interest bearing accounts. The coverage increase, which is temporary, extends through December 31, 2013 and June 30, 2010, respectively. All of the cash held in the U.S. is fully insured. Lastly, there is no unrestricted cash in U.S. accounts.

CASH- PRC ACCOUNTS– (RESTRICTED AND UN-RESTRICTED)

As of December 31, 2009 and 2008, respectively, the Group’s cash was with banks in the PRC where there is currently no rule or regulation mandated on obligatory insurance of bank accounts.

SALES AND VENDOR CONCENTRATIONS

For the years ended December 31, 2009 and 2008, respectively, all of the Group’s sales were generated within the PRC. In addition, all accounts receivable as of December 31, 2009 and 2008 are from entities within the PRC.

For the years ended December 31, 2009 and 2008, no customer accounted for 10% or more of the Group’s revenue.

For the years ended December 31, 2009 and 2008, no vendor accounted for 10% or more of the Group’s purchases.

YANGLIN SOYBEAN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008
(Stated in US Dollars)

5.	CASH-RESTRICTED

Cash-restricted consists of the following at December 31:
	2009	2008
		(As restated)

Bank deposits held as collateral for bank loan – PRC	$1,462,587	$-
Bank deposits held in trust account – U.S.	278,018	484,000
	$1,740,605	$484,000

Cash-restricted represents $278,018 and $484,000 as of December 31, 2009 and 2008, respectively, maintained in a trust account in the United States for the purpose of payment for investor and public relations costs. In 2009, $1,462,587 was requested by Agricultural Development Bank of China as collateral to guarantee the repayment of the loan of $7,312,935 (RMB50,000,000) from Yanglin.

YANGLIN SOYBEAN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008
(Stated in US Dollars)

6.	TRADE RECEIVABLES, NET

Details of trade receivables consist of the following at December 31:

	2009	2008
		(As restated)

Trade receivables, gross	$334	$9,352
Allowance for doubtful accounts	(2)	(1,309)
Net balance at end of year	$332	$8,043

An analysis of the allowance for doubtful accounts for the years ended December 31, 2009 and 2008 is as follows:

	2009	2008
		(As restated)

Balance at beginning of year	$1,309	$1,213
(Reduction) / Addition of bad debt expense	(1,307)	14
Foreign exchange adjustment	-	82
Balance at end of year	$2	$1,309

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

YANGLIN SOYBEAN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008
(Stated in US Dollars)

7.	INVENTORIES

Inventories consist of the following at December 31:

	2009	2008
		(As restated)

Finished goods	$2,560,585	$904,375
Raw materials	5,795,760	2,991,959
Balance at end of year	$8,356,345	$3,896,334

8.	OTHER RECEIVABLES AND PREPAID EXPENSES

Details of other receivables and prepaid expenses consist of the following at December 31:

	2009	2008
		(As restated)

Advances for materials	$3,101	$32,271
Prepayment for customers’ transportation costs	56,229	8,259
Advances for travel	28,152	11,417
Loans to employees	-	57,902
Prepaid service fee	14,626	-
Other	6,092	5,141
Balance at end of year	$108,200	$114,990

Loans to employees are unsecured, interest-free, and repayable on demand.

YANGLIN SOYBEAN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008
(Stated in US Dollars)

9.	PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment consist of the following at December 31:

	2009	2008
		(As restated)

Building	$9,169,080	$5,908,205
Machinery and equipment	25,710,890	15,826,005
Office equipment	128,192	130,512
Motor vehicles	1,168,308	1,165,410
	36,176,470	23,030,132
Less: accumulated depreciation	(8,879,105)	(7,725,246)
	27,297,365	15,304,886
Construction in progress	-	16,225,050
Balance at end of year	$27,297,365	$31,529,936

Construction in progress mainly comprised of capital expenditures for construction of the Group’s corporate campus, including offices, factories and staff dormitories. Depreciation expense commenced during year 2009, which is when the facilities were put into service.  There is no further capital commitment on these projects as of December 31, 2009.

As of December 31, 2009, building with net book value of $1,516,242 and machinery and equipment with net book value of $10,279,686 of the Company were pledged as collateral under certain loan arrangements. These loans were primarily obtained for general working capital.

As of December 31, 2008, building with net book value of $1,239,396 and machinery and equipment with net book value of $6,335,754 of the Company were pledged as collateral under certain loan arrangements. These loans were primarily obtained for general working capital.

YANGLIN SOYBEAN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008
(Stated in US Dollars)

9.	PROPERTY, PLANT AND EQUIPMENT, NET (Continued)

Included in the above balances of property, plant and equipment are assets deemed as temporarily idle by the management comprising of the following:

2009

Buildings	$882,772
Machinery and equipment	3,831,978
4,714,750
Less: accumulated depreciation	(393,173)
Net book value	$4,321,577

Depreciation expense is included in the consolidated statement of operations and comprehensive income as follows:

	2009	2008
		(As restated)

Cost of sales	$2,291,623	$1,378,837
General and administrative expenses	884,839	481,239
Total depreciation expenses	$3,176,462	$1,860,076

YANGLIN SOYBEAN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008
(Stated in US Dollars)

10.	ASSETS HELD FOR SALE

As of December 31, 2009, Yanglin has classified certain manufacturing facilities as held for sale.  Assets held for sale consists of the following:

	2009	2008
		(As restated)

Building	$1,339	$-
Machinery and equipment	569,070	-
Balance at end of year	$570,409	$-

Management plans to seek a buyer of these assets on the open market. The assets are expected to be sold in 2010.

Assets held for sale are valued at the lower of cost or fair value less costs to sell. Estimates of fair value are based on the proceeds expected to be realized on the sale of the assets. The impairment charge related to assets held for sales is $584,718 for the year ended December 31, 2009. There were no impairment charges recorded during the year ended December 31, 2008.

YANGLIN SOYBEAN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008
(Stated in US Dollars)

11.	INTANGIBLE ASSETS, NET

Intangible assets consist of the following at December 31:

	2009	2008
		(As restated)

Land use rights, at cost	$4,004,529	$3,994,597
Railway use rights, at cost	1,199,321	1,151,125
Less: accumulated amortization	(787,942)	(526,006)
Balance at end of year	$4,415,908	$4,619,716

Land use rights were pledged as collateral for certain loans as of December 31, 2009 and 2008.

Amortization expenses are included in the consolidated statement of operations and comprehensive income as follows:

	2009	2008
		(As restated)

Cost of sales	$-	$85,772
Selling expenses	130,569	-
General and administrative expenses	84,609	117,602
Total amortization expense	$215,178	$203,374

The estimated aggregate amortization expenses for intangible assets for the five succeeding years are as follows:

December 31,
2010	$215,293
2011	215,293
2012	215,293
2013	215,293
2014	215,293
thereafter	3,339,443
$4,415,908

YANGLIN SOYBEAN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008
(Stated in US Dollars)

12.	SHORT-TERM BANK LOANS

A)	Short-term bank loans consist of the following at December 31:

	2009	2008	Collateral
		(As restated)

Loans from Agricultural Development Bank of China, interest rates at 5.31% per annum, due August 30, 2010	$7,312,935	$-

Loans from Agricultural Development Bank of China, interest rates at 5.31% per annum, due November 5, 2010	5,850,348	-	Building, machinery and equipment and land use rights

Loans from Agricultural Development Bank of China, interest rates at 5.31% per annum, due July 30, 2010	7,312,935	-	Restricted cash

Loans from Agricultural Development Bank of China, interest rates at 5.31% per annum, due October 29, 2009	-	6,711,214	Building, machinery and equipment and land use rights
Balance at end of period	$20,476,218	$6,711,214

These loans were obtained and used by Yanglin for working capital. Interest expense for the years ended December 31, 2009 and 2008 were $449,271 and $774,028, respectively.

B)	Credit lines

The Group has an additional credit line facility up to $105 million (equivalent to RMB 718 million), with Agricultural Development Bank of China.

The term of the credit line is for one year expiring on September 9, 2010. The borrowing under this credit line can only be used to purchase soybeans. The interest rate is 6.93% and subject to adjustment depending on the interest rate of loans by the People’s Bank of China. The loans would be secured by the Group’s assets, i.e., building, machinery and land use rights. As of December 31, 2009, there were no borrowings.

YANGLIN SOYBEAN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008
(Stated in US Dollars)

13.	OTHER PAYABLES

Other payables consist of the following at December 31:

	2009	2008
		(As restated)

Due for construction	$824,424	$670,368
Others	-	13,035
Balance at end of year	$824,424	$683,403

Due for construction represents the balance due to respective contractors, which consists primarily of retainage payable which is expected to be paid after one year from the time Yanglin accepts the work. The work was accepted in 2009. Yanglin expects to pay the balance in 2010.

YANGLIN SOYBEAN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008
(Stated in US Dollars)

14.	RELATED PARTIES TRANSACTIONS

A)	Loans from related parties consist of the following at December 31:

	2009	2008
		(As restated)

Loans from certain employees, interest rates at 7.722% and 9.405% per annum respectively, with various installments, due October 28, 2016	$367,867	$489,827

Current portion due within one year	(53,676)	(55,149)
	$314,191	$434,678

These loans were obtained and used by Yanglin for working capital. All of the installments due during 2009 were paid on their due dates.  Interest expense for the years ended December 31, 2009 and 2008 were $32,355 and $48,327, respectively.

These loans are between Yanglin, Mr, Shulin Liu, the CEO of Yanglin, and certain employees and officers of Yanglin. Mr. Shulin Liu gifted 12 houses to these employees and officers for their long-term services, and these employees and officers personally obtained mortgage loans from the Industrial and Commercial Bank of The PRC, using these houses as collateral.  The employees simultaneously loaned the proceeds to Yanglin to be used as working capital. These employees and officers have been making principal and interest payments on the loans directly to the bank and Yanglin will reimburse them for the full amount at a later date.

The future principal payments under the bank loans are as follows:

For the year ended December 31,
2010	$53,676
2011	55,277
2012	46,233
2013	49,830
2014	53,709
Thereafter	109,142
Total	$367,867

B)	Heilongjiang Yanglin Group Seed Co. Ltd.

Heilongjiang Yanglin Group Seed Co. Ltd. “Yanglin Seed Co.”, which is wholly owned and managed by Mr. Shulin Liu, our chief executive officer, is an affiliate of the Company. Yanglin Seeds Co. supplies the farmers with “Yanglin” brand soybean seeds which provide higher oil yield. Pursuant to annual intentional supply agreements with the Company, the farmers sell the harvested soybeans to Yanglin. Yanglin Seeds Co. extends favorable commercial terms to these farmers, such as competitive price, for them to purchase “Yanglin” soybean seeds. Meanwhile, Yanglin offers cash-upon-delivery payment terms to the farmers for purchases of the harvested soybeans grown from “Yanglin” soybean seeds. These arrangements ensure that we maintain good relations with our suppliers, enjoy a stable supply of soybeans that meet our high quality standards. There was no related party transaction or commitment between Yanglin Seed Co. and the Group in 2008 and 2009.

C)	Stock exchange listing shares contributed by majority shareholder

In connection with the sale of the Series A Convertible Preferred Stock during October 2007, the Company committed to apply to list and have its shares of common stock traded on the Nasdaq Capital Market, the Nasdaq Global Select Market or the Nasdaq Global Market or any successor market thereto (collectively, “Nasdaq”), or the New York Stock Exchange or any successor market thereto (together with Nasdaq, each a “National Stock Exchange”), no later than December 31, 2008. As a result of failing to achieve such listing, the Company’s majority shareholder, Winner State Investments Limited, committed to transfer 1,000,000 shares of common stock in the Company to the purchasers of shares of Series A Convertible Preferred Stock. The Company has accounted for this as a contribution of capital by its majority stockholder and recorded a charge to operations in the amount of $4,480,000 for the year ended December 31, 2008 based on the closing market price of $4.48 per share on December 31, 2008.

YANGLIN SOYBEAN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008
(Stated in US Dollars)

15.	CONVERTIBLE PREFERRED STOCK AND WARRANTS

SERIES A

On October 3, 2007, the Company sold 9,999,999 shares of Series A Preferred Stock and various stock purchase warrants for cash consideration totaling $21.5 million dollars. In addition, in connection with the sale of the Preferred Stock, certain advisors were provided warrants.  The number of shares, exercise price and contractual terms eligible to be purchased with the warrants are summarized in the following table:

	Number of warrants
Series of warrant	12/31/2009	12/31/2008	Exercise price	Contractual term	Expiration Date
Series A	10,000,000	10,000,000	$2.75	5 years	October 2, 2012
Series B	5,000,000	5,000,000	$3.50	5 years	October 2, 2012
Series J	0	7,801,268	$2.37	1.5 years	April 3, 2009
Series C	0	7,801,268	$3.03	5 years	April 3, 2009
Series D	0	3,900,634	$3.85	5 years	April 3, 2009
Series E	1,000,000	1,000,000	$2.58	5 years	October 2, 2012
Series F	500,000	500,000	$3.01	5 years	October 2, 2012
Total	16,500,000	36,003,170

On April 3, 2009, series J, C and D warrants expired unexercised.

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

The gross proceeds of the sale were $21.5 million. The proceeds from the sale were allocated to Series A Convertible Preferred Stock, warrants and beneficial conversion features based on the relative fair value of the securities.  The value of Series A Convertible Preferred Stock was determined by reference to the market price of the common stock into which it converts, and the fair value of the warrants was calculated using the Black-Scholes model with the following assumptions:  expected life of 5 year, expected dividend rate of 0%, volatility of 27% and an interest rate of 4.24%.

YANGLIN SOYBEAN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008
(Stated in US Dollars)

15.	CONVERTIBLE PREFERRED STOCK AND WARRANTS (Continued)

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

Each share of Series A Convertible Preferred Shares is convertible into one share of Common Stock, subject to standard adjustment provisions as set forth in the Certificate of Designations for our Series A Convertible Preferred Shares,

During the year ended December 31, 2009, 465,116 shares of Series A Convertible Preferred Stock were converted into 465,116 shares of common stock.

In connection to the Series A Convertible Preferred Stock as described above, on October 10, 2007, the Company also issued 1,000,000 Series E warrants at an exercise price of $2.58 per share and 500,000 Series F warrants at an exercise price of $3.01 per share to an investment banker and financial advisor, respectively.  These warrants each have a five year term.  The fair value of Series E warrants was $532,800 and Series F warrants was $205,452, and was recorded as offering cost of Series A Convertible Preferred Stock transaction.

The fair value of the Series E and F warrants was calculated using the Black-Scholes model with the following assumptions:  expected life of 5 year, expected dividend rate of 0%, volatility of 27% and an interest rate of 4.24%.

The agreement also provides that if the Company doesn’t file, or if the registration statements aren’t declared effective throughout the required period, or if the Company ceases to trade on certain exchanges as defined, the Company shall pay damages equal to 1.5% of the amount invested for each calendar month capped at a cumulative damage payment amount of 15%. In connection with the sale of the Series A Convertible Preferred Stock during October 2007, the Company committed to apply to list and have its shares of common stock traded on the Nasdaq Capital Market, the Nasdaq Global Select Market or the Nasdaq Global Market or any successor market thereto (collectively, “Nasdaq”), or the New York Stock Exchange or any successor market thereto (together with Nasdaq, each a “National Stock Exchange”), no later than December 31, 2008. As a result of failing to achieve such listing, the Company’s majority shareholder, Winner State Investments Limited, committed to transfer 1,000,000 shares of common stock in the Company to the purchasers of shares of Series A Convertible Preferred Stock of the Company. The Company has accounted for this as a contribution of capital by its majority stockholder and recorded a charge to operations in the amount of $4,480,000 for the year ended December 31, 2008. Such shares were valued based on the closing market price of $4.48 per share on December 31, 2008.

YANGLIN SOYBEAN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008
(Stated in US Dollars)

15.	CONVERTIBLE PREFERRED STOCK AND WARRANTS (Continued)

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

Effective January 1, 2009, the Company adopted the provisions of FASB ASC Topic 815, "Derivatives and Hedging" ("ASC 815") (previously ElTF 07-5, "Determining Whether an instrument (or an Embedded Feature) is Indexed to an Entity's Own Stock"). As a result of adopting ASC 815, warrants to purchase 34,503,170 of the Company's common stock previously treated as equity pursuant to the derivative treatment exemption were no longer afforded equity treatment as there was a down-round protection (full-ratchet down round protection). As a result, the warrants are not considered indexed to the Company's own stock, and as such, all future changes in the fair value of these warrants will be recognized currently in earnings until such time as the warrants are exercised or expire.

As such, effective January 1, 2009, the Company reclassified the fair value of these warrants from equity to liability, as if these warrants were treated as a derivative liability since their issuance in October 2007. On January 1, 2009, the Company recorded as a cumulative effect adjustment by decreasing additional paid-in capital amounting to $15,003,941 and decreasing beginning retained earnings amounting to $72,047,158 and recording $87,051,099 as a warrant liability to recognize the fair value of such warrants on January 1, 2009. The fair value of the warrants was $27,573,698 on December 31, 2009. The Company recognized $59,477,401 as income from the change in fair value of warrants for the year ended December 31, 2009.

The fair value was calculated using the Black-Scholes option pricing model. The assumptions that were used to calculate fair value as of December 31, 2009 and December 31, 2008 were as follows:

Investor Warrants:	12/31/2009	12/31/2008

Expected volatility	105%	108.1%

Risk free rate	1.7%	0.11%-1%

Expected terms	2.76	0.25-3.76

Expected dividend yield	-	-

Expected volatility is based on average volatility of historical share trade information. The Company believes this method produces an estimate that is representative of the Company's expectations of future volatility over the expected term of these warrants. The Company has no reason to believe future volatility over the expected remaining life of these warrants is likely to differ materially from historical volatility. The expected life is based on the remaining term of the warrants. The risk-free interest rate is based on U.S. Treasury securities according to the remaining term of the warrants.

YANGLIN SOYBEAN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008
(Stated in US Dollars)

15.	CONVERTIBLE PREFERRED STOCK AND WARRANTS (Continued)

SERIES B

Series B Convertible Preferred Stock has par value of $0.001 per share and each share of the Series B Convertible Preferred Shares is convertible into one share of the Common Stock, subject to standard adjustment provisions in the Certificate of Designations for Series B Convertible Preferred Shares.

After the expiration of the Series J Warrants on April 3, 2009, all of the unissued Series B convertible Preferred Shares were cancelled and reverted to the status of authorized but unissued preferred stock, undesignated as to series and subject to reissuance as shares of preferred stock of any one or more series as permitted by the Articles of Incorporation. There were no issued and outstanding shares of Series B Convertible Preferred Shares as of December 31, 2009 and 2008.

The following table summarizes warrant activity for the years ended December 31, 2009 and 2008:

	Warrants	Weighted-average exercise price	Aggregate Intrinsic Value

Outstanding at December 31, 2007	36,003,170	$2.95	$55,784,977
Issued	-	-
Exercised	-	-
Expired	-	-
Outstanding at December 31, 2008	36,003,170	2.95	$55,064,914
Issued	-	-
Exercised	-	-
Expired	(19,503,170)	2.93	12,482,029
Outstanding at December 31, 2009	16,500,000	$2.97	$2,370,000

The terms of outstanding warrants as of December 31, 2009 are as follows:

	Warrants outstanding			Warrants exercisable
Range of exercise prices	Number outstanding	Weighted average remaining contractual life (years)	Weighted average exercise price	Number exercisable	Weighted average exercise price

$2.58-$3.50	16,500,000	2.76	$2.97	16,500,000	$2.97

YANGLIN SOYBEAN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008
(Stated in US Dollars)

16.	STOCK OPTIONS

At the time the Company appointed Mr. Michael Marks as an independent director, the Company agreed to grant Mr. Marks, as part of his compensation, 20,000 stock options annually. The stock options will be granted at the end of each quarter with the exercise price being the stock price at the last trading day of the quarter. During the year ended December 31, 2009, the Company granted an aggregate of 15,000 options to an independent director in connection with his service in 2009. The options have exercise price ranges from $2.95-$3.10 per share and are fully vested on the date of grant.

The Company valued the stock options by the Black Scholes model with the following assumptions:

Number of Options Issued	Expected Term	Expected Volatility	Dividend Yield	Risk Free Interest Rate	Grant Date Fair Value

5,000	5	105%	0%	2.54%	$11,292
5,000	5	105%	0%	2.31%	$11,646
5,000	5	105%	0%	2.69%	$11,117

15,000					$34,055

The following is a summary of the option activity:

	Options	Weighted-average exercise price	Aggregate Intrinsic Value

Outstanding at December 31, 2007	-	$-	$-
Issued	-	-	-
Exercised	-	-	-
Expired	-	-	-
Outstanding at December 31, 2008	-	-	$-
Issued	15,000	3.02	-
Exercised	-	-	-
Expired	-	-	-
Outstanding at December 31, 2009	15,000	$3.02	$-

YANGLIN SOYBEAN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008
(Stated in US Dollars)

16.	STOCK OPTIONS (Continued)

Following is a summary of the status of options outstanding at December 31, 2009:

	Options outstanding			Options exercisable
Range of exercise prices	Number outstanding	Weighted average remaining contractual life (years)	Weighted average exercise price	Number exercisable	Weighted average exercise price

$2.95-$3.10	15,000	4.75	$3.02	15,000	$3.02

For the year ended December 31, 2009, the Company recognized $34,055 as compensation expense for the stock options granted to the independent director.

YANGLIN SOYBEAN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008
(Stated in US Dollars)

17.	EARNINGS PER SHARE

The calculation of the basic and diluted earnings per share attributable to the common stock holders is based on the following data:

	2009	2008
		(As restated)

Numerator
Earnings:

Earnings for the purpose of basic earnings per share	$44,909,588	$9,900,466
Effect of dilutive potential common stock	-	-
Earnings for the purpose of dilutive earnings per share	$44,909,588	$9,900,466

Denominator
Number of shares:

Weighted average number of common stock for the purpose of basic earnings per share	20,178,404	20,000,003
Effect of dilutive potential common stock - conversion of convertible preferred stock	9,534,883	9,999,999
Effect of dilutive potential common stock - conversion of warrants	1,929,093	7,757,825
Weighted average number of common stock for the purpose of dilutive earnings per share	31,642,380	37,757,827

YANGLIN SOYBEAN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008
(Stated in US Dollars)

18.	INCOME TAXES

(a)	Corporate Income Tax (“CIT”)

The Company has not recorded a provision for U.S. federal income tax for the year ended December 31, 2009 due to the cumulative net operating loss in the United States.

Faith Winner (BVI) was incorporated in the British Virgin Islands and is not subject to income taxes under the current laws of the British Virgin Islands.

WFOE and Yanglin

On March 16, 2007, the National People’s Congress of China approved the new Corporate Income Tax Law of the PRC (New CIT Law), which is effective from January 1, 2008.

Prior to January 1, 2008, the CIT rates applicable to our subsidiaries in the PRC ranged from 0% to 33%. After January 1, 2008, under the New CIT Law, the statutory corporate income tax rate applicable to most companies is 25% instead of the old tax rate of 33%. The tax rate applicable to WFOE and Yanglin is 25%. Yanglin has been named as a National Key Leading Enterprise in Agriculture and awarded a tax exemption through 2009 by the PRC central government.  For year 2009’s tax exemption, a review by the local tax authority of the PRC is also required.

In accordance with the New CIT Law, enterprises established under the laws of foreign countries or regions and whose “place of effective management” is located within the PRC territory are considered PRC resident enterprises and subject to the PRC income tax at the rate of 25% on worldwide income. The definition of “place of effective management” refers to an establishment that exercises, in substance, overall management and control over the production and business, personnel, accounting, properties, etc. of an enterprise. As of December 31, 2009, no detailed interpretation of guidance has been issued to define “place of effective management”.  Furthermore, as of December 31, 2009, the administrative practice associated with interpreting and applying the concept of “place of effective management” is unclear. If the Company’s non-PRC incorporated entities are deemed PRC tax residents, such entities would be subject to PRC tax under the New CIT Law. The Company has analyzed the applicability of this law, as of December 31, 2009, and the Company has not accrued for PRC tax on such basis. The Company will continue to monitor changes in the interpretation or guidance of this law.

The New CIT Law also imposes a 10% withholding income tax, subject to reduction based on tax treaty where applicable, for dividends distributed by a foreign invested enterprise to its immediate holding company outside China. Such dividends were exempted from PRC tax under the previous income tax law and regulations. The foreign investment enterprises are subject to the withholding tax starting from January 1, 2008.

YANGLIN SOYBEAN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008
(Stated in US Dollars)

18.	INCOME TAXES (Continued)

Income before income taxes:
	2009	2008
		(As restated)

Non-PRC	$59,139,490	$(4,519,778)
PRC	(14,229,902)	14,420,244
Total	$44,909,588	$9,900,466

There is no income tax expense for the years ended December 31, 2009 and 2008.

A reconciliation between the income tax expense computed at the U.S. statutory rate and the Group’s provision for income tax is as follows:
	2009	2008
		(As restated)

U.S. statutory rate	34%	(34)%
PRC Enterprise Income Tax	(25)%	25%
Permanent differences	(34.16)%	-
Change in valuation allowance	25.16%	34%
Tax exemption in PRC	-	(25)%
Provision for income tax	-	-

The tax effects of temporary differences and loss carry forwards that give rise to significant portions of deferred tax assets at December 31, 2009 and 2008 were as follows:

	2009	2008
		(As restated)

Deferred tax assets
Fixed assets	$199,857	$31,319
Intangible assets	32,907	-
Assets held for sale	146,258	-
Net operating loss	3,506,634	-
Other	2,263	-
Gross deferred tax assets	3,887,919	31,319
Valuation allowance	(3,887,919)	(31,319)
Total deferred tax assets	$-	$-

YANGLIN SOYBEAN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008
(Stated in US Dollars)

18.	INCOME TAXES (Continued)

As of December 31, 2009, the Company intends to permanently reinvest the undistributed earnings from its foreign subsidiaries to fund future operations. The amount of unrecognized deferred tax liabilities for temporary differences related to investments in foreign subsidiaries is not determined because such a determination is not practicable.

In assessing the realizability of deferred tax assets, the Company has considered whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company records a valuation allowance to reduce deferred tax assets to a net amount that management believes is more-likely-than-not realizable based on the weight of all available evidence. As of December 31, 2009 and 2008, the Company recorded a full valuation allowance against the deferred tax assets. The valuation allowance recognized  was $3,856,600 during 2009.

The Group has open tax years from year 2006 to 2008 with the U.S. and the PRC taxing authorities.  As of December 31, 2009, the Group had net operating tax losses carried forward of $13,908,466, which includes $327,971 and $13,580,495 in the US and PRC, respectively. Those losses carried forward in the US and PRC will expire between years 2013 and 2029.

(b)	Uncertain Tax Provision

For the year ended December 31, 2009, there is no unrecognized tax benefit. Management does not anticipate any potential future adjustments in the next twelve months which would result in a material change to its financial tax position.  As of December 31, 2009 and 2008, the Group did not accrue any interest and penalties.

YANGLIN SOYBEAN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008
(Stated in US Dollars)

19	VARIABLE INTEREST ENTITY

The Company, as a primary beneficiary of Yanglin, consolidates Yanglin, as a Variable Interest Entity (“VIE”), of which we are the primary beneficiary. The liabilities recognized as a result of consolidating a VIE do not represent additional claims on our general assets; rather, they represent claims against the specific assets of the consolidated VIE. Conversely, assets recognized as a result of consolidating a VIE do not represent additional assets that could be used to satisfy claims against our general assets. Reflected in the December 31, 2009 and 2008 balance sheets are consolidated VIE assets of $81.9 and $82 million, respectively, which are comprised mainly of cash, inventory and property and equipment. VIE liabilities mainly consist of short term bank loans and payables for working capital.

20	PARENT-ONLY FINANCIAL STATEMENTS

As mentioned in note 1 to the consolidated financial statements, as a result of entering into the contractual agreements, WFOE is deemed to control Yanglin as a Variable Interest Entity. These agreements may have restrictions on the ability of Yanglin to transfer funds to the Company through intercompany loans, advances and cash dividends which consist of additional paid in capital, statutory reserves and retained earnings of $51,548,050 and $65,744,088 respectively as at December 31, 2009 and 2008.

The following tables present unconsolidated financial information of the Company only:

Balance Sheets as of December 31, 2009 and 2008

	2009	2008
		(As restated)

Cash – restricted	$278,018	$484,000
Other prepayment	1,216	-
Investments in subsidiaries	58,363,646	72,421,357

Total assets	$58,642,880	$72,905,357

Other current liabilities	$132,777	$33,878
Warrant liabilities	27,573,698	-

Total liabilities	27,706,475	33,878

Total shareholders’ equity	30,936,405	72,871,479

Total liabilities and shareholders’ equity	$58,642,880	$72,905,357

YANGLIN SOYBEAN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008
(Stated in US Dollars)

20	PARENT-ONLY FINANCIAL STATEMENTS (Continued)

Statements of Operations and Comprehensive Income for the years ended December 31, 2009 and 2008

	2009	2008
		(As restated)

Investment (loss) income	$(14,057,711)	$14,431,754
General and administrative expenses	(351,070)	(35,816)
(Loss) income from operations before income taxes	(14,408,781)	14,395,938
Other income (expenses)	13,350	(4,495,472)
Change in fair value of warrants	59,477,401
Income before income taxes	45,081,970	9,900,466
Income taxes	-	-
Net income	$45,081,970	$9,900,466

(3) Exhibits

The exhibits listed on the Exhibit Index (following the signatures section of this report) are included, or incorporated by reference, in this annual report.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

YANGLIN SOYBEAN, INC.
(Registrant)

Dated: April 15, 2010	/s/ Shulin Liu
Shulin Liu

Chief Executive Officer,
Chairman of the Board

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Shulin Liu	Chief Executive Officer,	April 15, 2010
Shulin Liu	Chairman of the Board

/s/ Shaocheng Xu	Chief Financial Officer	April 15, 2010
Shaocheng Xu

/s/ Xiao Feng	Director	April 15, 2010
Xiao Feng

/s/ Zongtai Guo	Director	April 15, 2010
Zongtai Guo

/s/ Michael Marks	Director	April 15, 2010
Michael Marks

/s/ Albert McLelland	Director	April 15, 2010
Albert McLelland

EXHIBIT INDEX

3.1	Amended and Restated Articles of Incorporation incorporated by reference to the exhibit of the same number to our registration statement on Form S-1 filed with the SEC on June 12, 2009.

3.2	Restated Articles of Incorporation incorporated by reference to the exhibit of the same number to our registration statement on Form S-1 filed with the SEC on May 12, 2008.

3.3	Specimen of Common Stock certificate incorporated by reference to the exhibit of the same number to our report on Form 8-k filed with the SEC on October 10, 2007.

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

4.14
Investor and Public Relations Escrow Agreement dated October 3, 2007, by and between the Company, Vision Opportunity Master Fund, Ltd. and Loeb & Loeb LLP, as escrow agent incorporated by reference to the exhibit of the same number to our registration statement on Form S-1 filed with the SEC on May 12, 2008.

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

10.15
Approval of Credit Line from The PRC Agricultural Development Bank  dated October 18, 2008 incorporated by reference to exhibit 10.15 to our Registration Statement on Form S-1 (Amendment No. 4, file No. 333-150822) filed with the SEC on February 17, 2009.

10.16
English Translation of Consulting Agreement dated Nov. 2, 2006 between the Company and Mass Harmony Management Ltd incorporated by reference to the exhibit 10.15 to our registration statement on Form S-1 filed with the SEC on May 12, 2008.

10.17
Agreement dated December 31, 2008 by and among the Company and the Holders incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed with the Securities and Exchange Commission on February 10, 2009.

10.18	English Translation of Credit Line Approval Document incorporated by reference to the exhibit 10.17 to our registration statement on Form S-1 filed with the SEC on May 12, 2008.

10.19
Approval of Credit Line from China Agricultural Development Bank  dated October 18, 2008 incorporated by reference to exhibit 10.15 to our Registration Statement on Form S-1 (Amendment No. 4, file No. 333-150822) filed with the SEC on February 17, 2009.

10.20
Agreement among the Company and Vision Opportunity Master Fund, Ltd. and certain other investors dated December 31, 2008  incorporated by reference to exhibit 10.1 to our report on Form 8-K filed with the SEC on February 10, 2009.

10.21
Waiver and Release among the Company and Vision Opportunity Master Fund, Ltd. and certain other investors dated December 31, 2008 incorporated by reference to exhibit 10.2 to our report on Form 8-K filed with the SEC on February 10, 2009.

10.22	Amendment to Exclusive Purchase Option Agreement, dated as of April 3, 2009 incorporated by reference to Form 10-K filed with the SEC on April 13, 2009.

10.23	Amendment to Consigned Management Agreement, dated as of April 3, 2009 incorporated by reference to Form 10-K filed with the SEC on April 13, 2009.

14	Code of Business Conduct and Ethics incorporated by reference to the exhibit of 14.1 to our report on Form 8-k filed with the SEC on March 12, 2009.

16.1	Letter from the Company to Hatfield, incorporated by reference to the exhibit of the same number to our report on Form 8-k filed with the SEC on October 10, 2007.

16.2	Letter from Hatfield to the SEC, incorporated by reference to the exhibit of the same number to our report on Form 8-k filed with the SEC on October 10, 2007.

16.3	Letter of Samuel H. Wong & Company, LLP, dated February 26, 2008, incorporated by reference to the exhibit of 16.1 to our report on Form 8-k/A filed with the SEC on February 28, 2008.

16.4	Letter of Samuel H. Wong & Company, LLP, dated March 17, 2008, incorporated by reference to the exhibit of 16.1 to our report on Form 8-k/A filed with the SEC on March 28, 2008.

21.1	List of Subsidiaries incorporated by reference to the exhibit of same number to our report on Form 8-k filed with the SEC on October 10, 2007.

31.1*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.