Form 10-Q/A
period 2009-03-31
Yanglin Soybean, Inc.
filed 2010-05-17
CIK 1368745

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q/A
Amendment No. 3

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller Reporting Company ☒
(Do not check if a Smaller Reporting Company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of May 13, 2010, the Company had 20,465,119 shares of Common Stock, $0.001 par value per share, outstanding.

EXPLANATORY NOTE
This amendment no. 3 to our quarterly report on Form 10-Q for the quarter ended March 31, 2009 initially filed with the Securities and Exchange Commission (“Commission”) on May 15, 2009 is being filed to restate the financial statements for the three months ended March 31, 2009 for the cumulative effect of adoption of new accounting principle requiring reclassification and revaluation of the warrants issued by the Company from shareholders’ equity to liabilities and recognizing the gain from changes in the fair value of such warrants since their original issuance. The beginning balances of certain items in the consolidated balance sheet, including retained earnings and additional paid-in capital, and of relevant items in other financial statements for the three months ended March 31, 2009 have also been restated for the recognition of an exchange listing fee.

Yanglin Soybean, Inc.

INDEX

		Page
Part I — Financial Information		3

Item 1.	Financial Statements	3

(a)	Consolidated Balance Sheets as of March 31, 2009 (unaudited) (as restated) and December 31, 2008 (as restated)	3

(b)	Consolidated Statements of Operations and Other Comprehensive Income for the three months ended March 31, 2009 (as restated) and 2008 (unaudited)	4

(c)	Consolidated Statement of Changes in Stockholders’ Equity for the year ended December 31, 2008 (as restated) and for the three months ended March 31, 2009 (as restated) (unaudited)	5

(d)	Consolidated Statements of Cash Flows for the three months ended March 31, 2009 (as restated) and 2008 (unaudited)	6

(e)	Notes to Consolidated Financial Statements (as restated) (unaudited)	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (as restated)	47

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	64

Item 4.	Controls and Procedures (as restated)	64

Part II — Other Information		66

Item 1	Legal Proceedings	66

Item 1A.	Risk Factors	66

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	66

Item 3	Defaults upon Senior Securities	66

Item 4	(Removed and Reserved)	66

Item 5	Other Information	66

Item 6.	Exhibits	66

Signatures		67

PART I—FINANCIAL INFORMATION

ITEM 1—FINANCIAL STATEMENTS

YANGLIN SOYBEAN INC.

CONSOLIDATED BALANCE SHEETS
AS AT MARCH 31, 2009, AND DECEMBER 31, 2008
(Stated in US Dollars) (As restated)

	March 31, 2009	December 31, 2008
	(Unaudited) (As restated)	(As restated)
ASSETS
Current assets
Cash	$33,180,175	$30,365,413
Cash-restricted	484,000	484,000
Trade receivables, net	8,053	8,043
Inventories	6,310,433	3,896,334
Advances to suppliers	7,405,610	10,597,701
Prepaid VAT and other taxes	1,983,067	920,083
Other receivables and prepaid expenses	43,394	114,990

Total current assets	49,414,732	46,386,564

Property, plant and equipment, net	30,566,502	31,529,936
Intangible assets, net	4,571,091	4,619,716
Prepaid deposits for equipment and construction	-	13,021
TOTAL ASSETS	$84,552,325	$82,549,237
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Short-term bank loans	$10,663,784	$6,711,214
Loans from related parties – current	55,240	55,149
Accounts payable	4,461	13,753
Other payables	840,636	683,403
Customers deposits	1,233,626	1,187,582
Accrued liabilities	622,328	591,979

Total current liabilities	13,420,075	9,243,080

Long-term liabilities
Loan from related parties – non-current	421,325	434,678
Warrant liability	59,936,144	-
TOTAL LIABILITIES	73,777,544	9,677,758

STOCKHOLDERS' EQUITY
Convertible preferred stock:
Series A $0.001 par value, 50,000,000 shares authorized; 9,999,999 shares issued and outstanding	10,000	10,000
Series B $0.001 par value, 10,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock:
$0.001 par value, 100,000,000 shares authorized; 20,000,003 shares issued and outstanding	20,000	20,000
Additional paid-in capital	27,865,694	42,869,635
Statutory reserves	5,628,636	5,628,636
(Accumulated deficit) retained earnings	(29,998,878)	17,184,524
Accumulated other comprehensive income	7,249,329	7,158,684
Total stockholders’ equity	10,774,781	72,871,479

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$84,552,325	$82,549,237

The accompanying notes are an integral part of these consolidated financial statements

YANGLIN SOYBEAN INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2009 (As restated) AND 2008 (Unaudited)
(Stated in US Dollars)

	For the three months ended
	March 31,
	2009	2008
	(unaudited) (As restated)	(unaudited)
Net sales	$43,032,326	$65,275,858
Cost of sales	(44,174,348)	(58,438,980
Gross (loss) profit	(1,142,022)	6,836,878
Operating Expenses
Selling expenses	(69,246)	(54,425)
General and administrative expenses	(1,018,180)	(692,812)
Total operating expenses	(1,087,426)	(747,273)

(Loss) income from operations	(2,229,448)	6,089,641
Interest expense	(93,505)	(248,923)
Interest income	71,725	18,284
Other income	29	-
Changes in fair value of warrants	27,114,955	-
Income before income taxes	24,863,756	5,859,002
Income tax	-	-
Net income	24,863,756	5,859,002
Foreign currency translation adjustment	90,645	2,402,012
Comprehensive income	$24,954,401	$8,261,014
Earnings per share
Basic	$1.24	$0.29
Diluted	$0.63	$0.17
Weighted average shares outstanding
Basic	20,000,003	20,000,003
Diluted	39,177,594	34,790,205

The accompanying notes are an integral part of these consolidated financial statements

YANGLIN SOYBEAN INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2008, AND THREE-MONTHS ENDED MARCH 31, 2009 (As restated) (Unaudited)
(Stated in US Dollars)

	Preferred stock						(Accumulated	Accumulated
	Series A		Common stock		Additional		deficit)	other
	Number of shares	Amount	Number of shares	Amount	paid-in capital	Statutory reserves	retained earnings	comprehensive income	Total

Balance, January 1, 2008	9,999,999	$10,000	20,000,003	$20,000	$38,389,635	$3,490,834	$9,421,860	$3,355,470	$54,687,799
Net income							9,900,466		9,900,466
Stock exchange listing shares contributed by majority shareholder					4,480,000				4,480,000
Appropriations to surplus reserves						2,137,802	(2,137,802)		-
Foreign currency translation adjustment								3,803,214	3,803,214
Balance, December 31, 2008 (As restated)	9,999,999	10,000	20,000,003	20,000	42,869,635	5,628,636	17,184,524	7,158,684	72,871,479
Net income							24,863,756		24,863,756
Cumulative effect of adoption of new accounting principle-Reclassification of warrants from equity to derivative liabilities					(15,003,941)		(72,047,158)		(87,051,099)
Foreign currency translation adjustment								90,645	90,645
Balance, March 31, 2009 (As restated) (unaudited)	9,999,999	$10,000	20,000,003	$20,000	$27,865,694	$5,628,636	$(29,998,878)	$7,249,329	$10,774,781

The accompanying notes are an integral part of these consolidated financial statements

YANGLIN SOYBEAN INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 (As restated), AND 2008 (Unaudited)
(Stated in US Dollars)

	For the three months ended March 31,
	2009	2008
	(unaudited) (As restated)	(unaudited)
Cash flows from operating activities
Net income	$24,863,756	$5,859,002
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	983,446	440,587
Amortization	54,420	41,362
Loss on disposal of property, plant and equipment	229,912	43,196
Change in fair value of warrants	(27,114,955)	-
Changes in operating assets and liabilities:
Trade receivable	-	14,122
Inventories	(2,408,856)	(2,649,766
Advances to suppliers	3,204,941	(2,883,358)
Prepaid VAT and other taxes	(1,061,674)	(382,049)
Other receivables	71,730	623,257)
Accounts payable	(9,308)	(2,232
Other payables	156,368	(761,119)
Customers deposits	44,546	462,853)
Accrued liabilities	29,631	5,024
Net cash (used in) provided by operating activities	(956,043)	810,879

Cash flows from investing activities
Purchase of property, plant and equipment	(197,424)	-
Payment for construction in progress	-	173,331
Net cash used in investing activities	(197,424)	173,331
Cash flows from financing activities
Proceeds from short-term bank loans	6,572,615	-
Principal payments for short-term bank loans	(2,620,045)	-
Principal payments for loans from related parties	(22,876)	(11,233)
Net cash flows provided by (used in) financing activities	3,929,694	(11,233)

Net increase in cash	2,776,227	972,977
Effect of foreign currency translation on cash	38,535	515,299
Cash- beginning of year	30,365,413	9,210,021
Cash- end of year	$33,180,175	$10,698,297

Supplementary cash flow information:
Interest paid	$93,505	$248,923
The accompanying notes are an integral part of these consolidated financial statements

YANGLIN SOYBEAN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008 (As restated)
(Unaudited) (Stated in US Dollars)

1.	ORGANIZATION AND PRINCIPAL ACTIVITIES

Yanglin Soybean, Inc. (the “Company”) was incorporated in the State of Nevada on May 26, 1921. Prior to October 3, 2007, the Company had only nominal operations and assets. On October 3, 2007, the Company executed a reverse-merger with Faith Winner Investments Limited (“Faith Winner (BVI)”) by an exchange of shares and the Company issued 18,500,000 common shares at $0.001 par value in exchange for all Faith Winner (BVI) shares. As a result of the share exchange, Faith Winner (BVI) became a wholly-owned subsidiary of the Company. The exchange transaction was accounted for as a reverse acquisition in accordance with Statements of Financial Accounting Standards (“SFAS”) No. 141. “Business Combinations”. The reverse-merger also included an equity financing of $21,500,000 by the issuance of 9,999,999 Series A Convertible Preferred Stock at $2.15 per share to ten accredited investors.

The Company is in the business of manufacturing, distributing and selling of non-genetically modified soybean products, including soybean oil, salad oil, soybean meal, etc., throughout the Province of Heilongjiang and other parts of People's Republic of China ("PRC").  The Company conducts its operations through the following subsidiaries: (a) a wholly-owned subsidiary in the British Virgin Islands: Faith Winner (BVI), (b) a wholly-owned subsidiary of Faith Winner (BVI) located in the PRC: Faith Winner (Jixian) Agriculture Development Company (“WFOE”) and (c) an entity located in the PRC: Yanglin Soybean Group Co., Ltd. (“Yanglin”), which is controlled by the Company through contractual arrangements with WFOE, as if Yanglin were a wholly-owned subsidiary of the Company.

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

YANGLIN SOYBEAN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008 (As restated)
(Unaudited) (Stated in US Dollars)

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

YANGLIN SOYBEAN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008 (As restated)
(Unaudited) (Stated in US Dollars)

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

The accompanying unaudited consolidated financial statements were prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they may not include all of the information and footnotes required by GAAP for complete consolidated financial statements. All adjustments that are, in the opinion of management, of a normal recurring nature and are necessary for a fair presentation of the consolidated financial statements have been included. Nevertheless, these financial statements should be read in conjunction with the Company’s audited consolidated financial statements contained in its Annual Report on Form 10-K for the year ended December 31, 2008 as originally filed with the Securities and Exchange Commission on April 13, 2009 and amended and re-filed on April 15, 2010. The results of operations for the three months ended March 31, 2009, are not necessarily indicative of the results that may be expected for any entire future fiscal year or any other interim period.

The Company’s common stock is listed on the Over-the-counter Bulletin Board (“OTCBB”) market and traded under the symbol “YSYB”.

YANGLIN SOYBEAN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008 (As restated)
(Unaudited) (Stated in US Dollars)

2.	GENERAL

(a)	Restatement of the 2008 Annual Consolidated Financial Statements and 2009 Quarterly unaudited Consolidated Financial Statements

 2008 RESTATEMENT

The Company has restated its consolidated financial statements as of and for the year ended December 31, 2008 to record the shares it committed to transfer to the Company’s Series A Preferred stockholders as a result of failure to list on a National Stock Exchange by December 31, 2008 The Company has now determined that in accordance with FAS 5, “Accounting for Contingencies”, the expense should be recorded during the year ended December 31, 2008 as the Company failed the listing requirement and incurred the expense on December 31, 2008. The Company has accounted for this as a contribution of capital and recorded an expense in the amount of $4,480,000 due to the share payment being made by the majority shareholder. Such shares were valued based on the closing market price on December 31, 2008.

Accordingly, changes have been made to the applicable line items associated with expense, income before income taxes, net income, comprehensive income, basic earnings per share, diluted earnings per share, additional paid in capital and retained earnings as of and for the year ended December 31, 2008.

The effect of the restatement on specific amounts provided in the consolidated financial statements is as follows:

	As of December 31, 2008
Consolidated Balance Sheet	As previously reported	As restated

Additional paid-in capital	$38,389,635	$42,869,635
Retained earnings	21,664,524	17,184,524

	For the Year Ended December 31, 2008
Consolidated Statement of Operations and Other Comprehensive Income	As previously reported	As restated

Stock exchange listing expense	$-	$(4,480,000)
Income before income taxes	14,380,466	9,900,466
Net income	14,380,466	9,900,466
Comprehensive income	18,183,680	13,703,680
Earnings per share:
Basic	$0.72	$0.50
Diluted	$0.38	$0.26

YANGLIN SOYBEAN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008 (As restated)
(Unaudited) (Stated in US Dollars)

2.	GENERAL (Continued)

(a)	Restatement of the 2008 Annual Consolidated Financial Statements and 2009 Quarterly unaudited Consolidated Financial Statements (Continued)

	For the Year Ended December 31, 2008
Consolidated Statement of Cash Flows	As previously reported	As restated

Cash flows from operating activities:
Net income	$14,380,466	$9,900,466
Adjustments to reconcile net income to net cash provided by operating activities:
Stock exchange listing expense	-	4,480,000
Net cash provided by operating activities	30,834,483	30,834,483

Supplemental disclosure of non-cash investing activities:
Contribution from majority shareholder to settle stock exchange listing expense	$-	$4,480,000

	For the Year Ended December 31, 2008
Consolidated Statement of Changes in Stockholders’ Equity	As previously reported	As restated

Net income	$14,380,466	$9,900,466
Additional paid-in capital	38,389,635	42,869,635
Retained earnings	$21,664,524	$17,184,524

YANGLIN SOYBEAN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008 (As restated)
(Unaudited) (Stated in US Dollars)

2.	GENERAL (Continued)

(a)	Restatement of the 2008 Annual Consolidated Financial Statements and 2009 Quarterly unaudited Consolidated Financial Statements (Continued)

2009 RESTATEMENT

Effective January 1, 2009, we adopted the provisions of FAS 133, "Derivatives  and Hedging" (previously ElTF 07-5, "Determining Whether an Instrument (or an Embedded Feature) is Indexed to an Entity's Own Stock"). As a result of adopting FAS 133, warrants to purchase the Company's common stock previously treated as equity pursuant to the derivative treatment exemption were no longer afforded equity treatment as there was a down-round protection (full-ratchet down round protection). As a result, the warrants are not considered indexed to the Company's own stock, and as such, all future changes in the fair value of these warrants will be recognized currently in earnings until such time as the warrants are exercised or expire.

As such, effective January 1, 2009, the Company reclassified the fair value of these warrants from equity to liability, as if these warrants were treated as a derivative liability since their issuance in October 2007.

On January 1, 2009, the Company recorded as a cumulative effect adjustment by decreasing additional paid-in capital by $15,003,941 and decreasing the beginning balance of retained earnings by $72,047,158, and recording $87,051,099 as a warrant liability to recognize the fair value of such warrants on January 1, 2009. The fair value of the warrants was $59,936,144 on March 31, 2009. The Company recognized $27,114,955 as non-cash income from the change in fair value of warrants for the three months ended March 31, 2009.

The effect of the restatement on specific amounts provided in the unaudited consolidated financial statements is as follows:

	As of March 31, 2009
Consolidated Balance Sheet	As previously reported	As restated

Warrant liability	$-	$59,936,144
Additional paid-in capital	38,389,635	27,865,694
Retained earnings (accumulated deficit)	19,413,325	(29,998,878)

YANGLIN SOYBEAN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008 (As restated)
(Unaudited) (Stated in US Dollars)

2.	GENERAL (Continued)

(a)	Restatement of the 2008 Annual Consolidated Financial Statements and 2009 Quarterly unaudited Consolidated Financial Statements (Continued)

	For the Three Months Ended March 31, 2009
Consolidated Statement of Operations and Other Comprehensive Income	As previously reported	As restated

Changes in fair value of warrants	$-	$27,114,955
(Loss) income from operations before income taxes	(2,251,199)	24,863,756
Net (loss) income	(2,251,199)	24,863,756
Other comprehensive (loss) income	(2,160,554)	24,954,401
(Loss) earnings per share:
Basic	$(0.11)	$1.24
Diluted	$(0.06)	$0.63
Weighted average shares outstanding - diluted	36,522,038	39,177,594

	For the Three Months Ended March 31, 2009
Consolidated Statement of Cash Flows	As previously reported	As restated

Net (loss)/income	$(2,251,199)	$24,863,756
Change in fair value of warrants	-	$(27,114,955)

	For the Three Months Ended March 31, 2009
Consolidated Statement of Changes in Stockholders’ Equity	As previously reported	As restated

Net (loss) income	$(2,251,199)	$24,863,756

Additional paid-in capital	$38,389,635	$27,865,694
Retained earnings (accumulated deficit)	19,413,325	(29,998,878)

YANGLIN SOYBEAN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008 (As restated)
(Unaudited) (Stated in US Dollars)

2.	GENERAL (Continued)

(b)	Principles of consolidation

The share exchange transaction as disclosed in Note 1 has been accounted for as a recapitalization of Yanglin Soybean Inc. where the Company (the legal acquirer) is considered the accounting acquiree and Faith Winner (BVI) (the legal acquiree) is considered the accounting acquirer. As a result of this transaction, the Company is deemed to be a continuation of the business of Faith Winner (BVI).  The historical stockholders’ equity of the accounting acquirer prior to the share exchange has been retroactively restated as if the share exchange transaction occurred as of the beginning of the first period presented.

The unaudited consolidated financial statements include the accounts of the Company and the following subsidiaries, as well as Yanglin, a variable interest entity of which WFOE is the primary beneficiary as defined by FIN 46 (R) “Consolidation of Variable Interest Entities.” All intercompany transactions and accounts have been eliminated in consolidation.

Name of Company	Place of incorporation	Attributable interest

Faith Winner Investments Ltd	British Virgin Islands	100%

Faith Winner (Jixian) Agriculture Development Company	PRC	100%

Heilongjiang Yanglin Soybean Group Co. Ltd*	PRC	100%
*Deemed variable interest entity

(c)	Use of estimates

The preparation of the financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods.   Items subject to such estimates and assumptions include the carrying value and estimated useful lives of long-lived assets; valuation allowances for receivables; valuation of warrant liabilities; inventory and deferred tax assets. Due to the inherent uncertainty involved in making estimates, actual results reported in future periods may differ from those estimates. Estimates and assumptions are reviewed periodically, and the effects of revisions are reflected in the consolidated financial statements in the period they are determined to be necessary.

YANGLIN SOYBEAN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008 (As restated)
(Unaudited) (Stated in US Dollars)

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

YANGLIN SOYBEAN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008 (As restated)
(Unaudited) (Stated in US Dollars)

2.	GENERAL (Continued)

(g)	Accounting for the impairment of assets held for sale

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

(h)	Inventories

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

(j)	Customer Deposits

Customer deposits represents advance payments from customers prior to the delivery of goods.  The Company requires full payment from customers prior to delivery. Customer deposits are recognized in revenue upon delivery of goods.

YANGLIN SOYBEAN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008 (As restated)
(Unaudited) (Stated in US Dollars)

2.	GENERAL (Continued)

(k)	Foreign currency translation

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

YANGLIN SOYBEAN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008 (As restated)
(Unaudited) (Stated in US Dollars)

2.	GENERAL (Continued)

(l)	Revenue recognition

Revenue is recognized upon the delivery of goods to customers. Revenue is recognized when all of the following criteria are met: Persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the seller’s price to the buyer is fixed or determinable, and collection is reasonably assured.

(m)	Costs of sales

Cost of sales consists primarily of direct material costs, direct labor cost, and applicable overhead costs attributable to the production of products.  Permanent write-down of inventory to the lower of cost or market value is also reflected in the cost of revenues. For the three months ended March 31, 2009 and 2008, there was no write down of inventories.

(n)	Advertising

The Group expenses all advertising expenses as incurred.  Advertising expenses included in selling expenses were nil and $4,132 for the three months ended March 31, 2009 and 2008 respectively.

(o)	Shipping and handling

All shipping and handling costs are expensed as incurred and included in selling expense.  Total shipping and handling expenses were $22,304 and $26,181 for the three months ended March 31, 2009 and 2008, respectively.

YANGLIN SOYBEAN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008 (As restated)
(Unaudited) (Stated in US Dollars)

2.	GENERAL (Continued)

(p)	Pension and Employee Benefits

Full time employees in PRC entities participate in a government mandated multi-employer defined contribution plan pursuant to which certain pension benefits, medical care, unemployment insurance, employee housing fund and other welfare benefits are provided to employees. The PRC labor regulations require the Group to accrue for these benefits based on certain percentages of the employees' salaries. Management believes full time employees who have passed the probation period are entitled to such benefits.  The total provisions for employee pension were $25,883 and $48,246 for the three months ended March 31, 2009, and 2008 respectively.

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

The Group applied the provisions of FIN 48, “Accounting For Uncertainty In Income Taxes”, which provides clarification related to the process associated with accounting for uncertain tax positions recognized in our consolidated financial statements. FIN 48 prescribes a more-likely-than-not threshold for financial statement recognition and measurement of a tax position taken, or expected to be taken, in a tax return. FIN 48 also provides guidance related to, among other things, classification, accounting for interest and penalties associated with tax positions, and disclosure requirements

The Group recognizes accrued interest and penalties related to unrecognized tax benefits in the provision for income taxes in our consolidated statements of operation. The Group’s policy for recording interest and penalties associated with audits is to record such items as a component of income tax expense.

YANGLIN SOYBEAN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008 (As restated)
(Unaudited) (Stated in US Dollars)

2.	GENERAL (Continued)

(r)	Statutory reserves

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

The Company established a statutory surplus reserve as well as a statutory public welfare fund and commenced to appropriate 10% and 5%, respectively, of the PRC net income after taxation to these reserves. The amounts included in the statutory reserves consisted of surplus reserve of $3,752,424 and common welfare fund of $1,876,212 as of March 31, 2009.

YANGLIN SOYBEAN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008 (As restated)
(Unaudited) (Stated in US Dollars)

2.	GENERAL (Continued)

(s)	Other comprehensive income

Other comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners.  Among other disclosures, all items that are required to be recognized under current accounting standards as components of other comprehensive income are required to be reported in a financial statement that is presented with the same prominence as other financial statements. The Group’s current component of other comprehensive income is the foreign currency translation adjustment.

(t)	Earnings per share

The Company reports earnings per share in accordance with the provisions of FAS 128, "Earnings Per Share”. FAS 128 requires presentation of basic and diluted earnings per share in conjunction with the disclosure of the methodology used in computing such earnings per share. Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted average common shares outstanding during the period. Diluted earnings per share takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock using the treasury method.

(u)	Value-added tax (“VAT”)

Sales represent the involved value of goods, net of a VAT. All of Yanglin’s products that are sold in PRC are subject to a Chinese VAT on the gross sales price. VAT from sales may be offset by VAT paid on purchase of raw materials included in the cost of producing the finished goods.

YANGLIN SOYBEAN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008 (As restated)
(Unaudited) (Stated in US Dollars)

2.	GENERAL (Continued)

(v)	Warrant Liability

Effective January 1, 2009, we adopted the provisions of FAS 133, "Derivatives and Hedging" (previously EITF 07-5, "Determining Whether an Instrument (or an Embedded Feature) is Indexed to an Entity's Own Stock"). As a result of adopting FAS 133, warrants to purchase the Company's common stock previously treated as equity pursuant to the derivative treatment exemption were no longer afforded equity treatment as there was a down-round protection (full-ratchet down round protection). As a result, the warrants are not considered indexed to the Company's own stock, and as such, all future changes in the fair value of these warrants will be recognized currently in earnings until such time as the warrants are exercised or expire.

 As such, effective January 1, 2009, the Company reclassified the fair value of these warrants from equity to liability, as if these warrants were treated as a derivative liability since their issuance in October 2007.

YANGLIN SOYBEAN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008 (As restated)
(Unaudited) (Stated in US Dollars)

2.	GENERAL (Continued)

(w)	Recent accounting pronouncements

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

YANGLIN SOYBEAN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008 (As restated)
(Unaudited) (Stated in US Dollars)

2.	GENERAL (Continued)

(w)	Recent accounting pronouncements (continued)

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

YANGLIN SOYBEAN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008 (As restated)
(Unaudited) (Stated in US Dollars)

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

The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties.  As of March 31, 2009, the carrying amounts of financial assets and liabilities, such as cash and cash equivalents, accounts receivable, other receivables, short-term bank loans, accounts payable, and other payables, approximate their fair values because of the short maturity of these instruments and market rates of interest available to the Group.

4.	CREDIT RISK AND CUSTOMERS AND SUPPLIERS CONCENTRATIONS

Financial instruments which potentially expose the Group to concentrations of credit risk, is cash and accounts receivable as of March 31, 2009 and December 31, 2008. The Group performs ongoing evaluations of its cash position and credit evaluations of customers to ensure sound collections and minimize credit losses exposure.

CASH- U.S. ACCOUNTS– (RESTRICTED)

As of March 31, 2009 and December 31, 2008, the Group’s restricted cash of $ 484,000 was held in bank account in the U.S. cash accounts at financial institutions in the U.S. may exceed the federal depository insurance coverage limits. In October 2008, the FDIC increased its insurance from $100,000 per depositor to $250,000 and to an unlimited amount for non-interest bearing accounts. The coverage increase, which is temporary, extends through December 31, 2013 and June 30, 2010, respectively. All of the cash held in the U.S. is fully insured. Lastly, there is no unrestricted cash in U.S. accounts.

YANGLIN SOYBEAN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008 (As restated)
(Unaudited) (Stated in US Dollars)

4.	CREDIT RISK AND CUSTOMERS AND SUPPLIERS CONCENTRATIONS(Continued)

CASH- PRC ACCOUNTS– (RESTRICTED AND UN-RESTRICTED)

As of March 31, 2009 and December 31, 2008, respectively, the Group’s cash was with banks in the PRC where there is currently no rule or regulation mandated on obligatory insurance of bank accounts.

SALES AND VENDOR CONCENTRATIONS

For the years ended December 31, 2008 and the three months ended March 31, 2009, respectively, all of the Group’s sales were generated within the PRC. In addition, all accounts receivable as of December 31, 2008 and March 31, 2009 are from entities within the PRC.

For the three months ended March 31, 2009 and year ended December 31,2008, the customer account for 10% or more of the Group’s accounts receivable are as follows:

	March 31, 2009	December 31, 2008
Customer A	9,364	9,352

For the three months ended March 31, 2009 and 2008, no vendor accounted for 10% or more of the Group’s purchases.

5.	CASH-RESTRICTED

Cash-restricted consists of the following at:
	March 31, 2009	December 31, 2008
	(unaudited)
Bank deposits held in trust account – U.S.	$484,000	$484,000
	$484,000	$484,000

Cash-restricted represents $484,000 as of March 31, 2009 and December 31, 2008, maintained in a trust account in the United States for the purpose of payment for investor and public relations costs.

YANGLIN SOYBEAN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008 (As restated)
(Unaudited) (Stated in US Dollars)

6.	TRADE RECEIVABLES, NET

Details of trade receivables consist of the following at:

	March 31, 2009	December 31, 2008
	(unaudited)

Trade receivables, gross	$9,364	$9,352
Allowance for doubtful accounts	(1,311)	(1,309)
Net balance at end of period	$8,053	$8,043

An analysis of the allowance for doubtful accounts for the three months ended March 31, 2009 and for the year ended December 31, 2008 is as follows:

	The three months ended March 31, 2009	The year ended December 31, 2008
	(unaudited)
Balance at beginning of period	$1,309	$1,213
(Reduction) / Addition of bad debt expense	-	14
Foreign exchange adjustment	2	82
Balance at end of period	$1,311	$1,309

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

YANGLIN SOYBEAN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008 (As restated)
(Unaudited) (Stated in US Dollars)

7.	INVENTORIES

Inventories consist of the following:

	March 31, 2009	December 31, 2008
	(unaudited)
Finished goods	$699,986	$904,375
Raw materials	5,610,447	2,991,959
Balance at end of year	$6,310,433	$3,896,334

As of March 31, 2009, raw materials with book value of $4,011,628 and finished goods with book value of $372,648 were pledged as collateral under certain loan arrangements. These loans were primarily obtained for general working capital.

YANGLIN SOYBEAN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008 (As restated)
(Unaudited) (Stated in US Dollars)

8.	OTHER RECEIVABLES AND PREPAID EXPENSES

Details of other receivables and prepaid expenses consist of the following:

	March 31, 2009	December 31, 2008
	(unaudited)
Advances for materials	$32,780	$32,271
Advances for travel	4,375	11,417
Loans to employees	-	57,902
Other	5,879	13,400
Balance at end of year	$43,394	$114,990

Loans to employees are unsecured, interest-free, and repayable on demand.

9.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	March 31, 2009	December 31, 2008
	(unaudited)
Building	$9,297,179	$5,908,205
Machinery and equipment	28,671,508	15,826,005
Office equipment	130,676	130,512
Motor vehicles	1,166,874	1,165,410
	39,266,237	23,030,132
Less: accumulated depreciation	(8,699,735)	(7,725,246)
	30,566,502	15,304,886
Construction in progress	-	16,225,050
Balance at end of year	$30,566,502	$31,529,936

Construction in progress mainly comprised of capital expenditures for construction of the Group’s corporate campus, including offices, factories and staff dormitories. Depreciation expense commenced during year 2009, which is when the facilities were put into service.  There is no further capital commitment on these projects as of March 31, 2009.

YANGLIN SOYBEAN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008 (As restated)
(Unaudited) (Stated in US Dollars)

9.	PROPERTY, PLANT AND EQUIPMENT (Continued)

As of March 31, 2009, building with net book value of $1,222,561 and machinery and equipment with net book value of $5,993,638 were pledged as collateral under certain loan arrangements. These loans were primarily obtained for general working capital.

Depreciation expense is included in the consolidated statement of operations and comprehensive income as follows:

	Three months ended March 31,2009	Three months ended March31, 2008
	(unaudited)	(unaudited)
Cost of sales	$593,997	$301,852
General and administrative expenses	389,449	138,735
Total depreciation expenses	$983,446	$440,587

10.	INTANGIBLE ASSETS

Intangible assets consist of the following:

	March 31, 2009	December 31, 2008
	(unaudited)
Land use rights, at cost	$3,999,615	$3,994,597
Railway use rights, at cost	1,152,571	1,151,125
Less: accumulated amortization	(581,095)	(526,006)
Balance at end of year	$4,571,091	$4,619,716

Land use rights were pledged as collateral for certain loans as of March 31, 2009 and December 31, 2008.

YANGLIN SOYBEAN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008 (As restated)
(Unaudited) (Stated in US Dollars)

10.	INTANGIBLE ASSETS (Continued)

Amortization expenses are included in the consolidated statement of operations and comprehensive income as follows:
	Three months ended March 31, 2009	Three months ended March 31, 2008
	(unaudited)	(unaudited)
Cost of sales	$21,805	$20,805
General and administrative expenses	32,615	20,557
Total amortization expense	$54,420	$41,362

The estimated aggregate amortization expenses for intangible assets for the five succeeding years are as follows:

March 31,
2010	$217,681
2011	217,681
2012	217,681
2013	217,681
2014	217,681
thereafter	3,482,687
$4,571,091

YANGLIN SOYBEAN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008 (As restated)
(Unaudited) (Stated in US Dollars)

11.	SHORT-TERM BANK LOANS

(A)	Short-term bank loans consist of the following:

	March 31, 2009	December 31, 2008	Collaterals
	(unaudited)
Loans from Agricultural Development			Building,
Bank of China, interest rates at 5.31%-6.66%			machinery and equipment and
per annum, due October 29, 2009	$4,090,218	$6,711,214	land use rights

Loans from Agricultural Development			Building,
Bank of China, interest rates at 5.31%			machinery and equipment and
per annum, due October 9, 2009	2,191,189	-	land use rights

Loans from Agricultural Development
Bank of China, interest rates at 5.31%
per annum, due October 10, 2009	1,460,792	-	Inventories

Loans from Agricultural Development
Bank of China, interest rates at 5.31%
per annum, due October 10, 2009	2,921,585	-	Inventories

Balance at end of period/year	$10,663,784	$6,711,214

These loans were obtained and used by Yanglin for working capital. Interest paid for the three months ended March 31, 2009 and 2008 were $84,659 and $236,831, respectively.

(B)	Credit lines

The Group has a credit line of up to $27.8 million (equivalent to RMB 190 million) with Agricultural Development Bank of China.

The term of the credit line is for one year. The amount to be borrowed within this credit line can only be used to purchase soybeans.  The interest rate is 6.93% and subject to adjustment depending on the interest rate of loans adjusted by the People’s Bank of China. The loans is secured by the Group’s assets, i.e., building, machinery and land use rights.

YANGLIN SOYBEAN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008 (As restated)
(Unaudited) (Stated in US Dollars)

12.	OTHER PAYABLES

Other payables consist of the following:

	March 31, 2009	December 31, 2008
	(unaudited)

Due for construction	$823,379	$670,368
Others	17,257	13,035
Balance at end of year	$840,636	$683,403

Due for construction represents the balance due to respective contractors, which consists primarily of retainage payable which is expected to be paid after one year from the time Yanglin accepts the work. The work was accepted in 2009. Yanglin expects to pay the balance in 2010.

YANGLIN SOYBEAN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008 (As restated)
(Unaudited) (Stated in US Dollars)

13.	RELATED PARTIES TRANSACTIONS

A)	Loans from related parties consist of the following:

	March 31, 2009	December 31, 2008
	(unaudited)
Loans from certain employees, interest rates at 7.722% and 9.405% per annum respectively, with various installments, due October 28, 2016	$476,565	$489,827

Current portion due within one year	(55,240)	(55,149)
	$421,325	$434,678

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

The future principal payments under the bank loans are as follows:

For the twelve month ended March 31,
2010	$55,240
2011	58,254
2012	62,041
2013	65,828
2014	69,613
Thereafter	165,589
Total	$476,565

YANGLIN SOYBEAN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008 (As restated)
(Unaudited) (Stated in US Dollars)

13.	RELATED PARTIES TRANSACTIONS(Continued)

B)	Heilongjiang Yanglin Group Seed Co. Ltd.

Heilongjiang Yanglin Group Seed Co. Ltd. “Yanglin Seed Co.”, which is wholly owned and managed by Mr. Shulin Liu, our chief executive officer, is an affiliate of the Company. Yanglin Seeds Co. supplies the farmers with “Yanglin” brand soybean seeds which provide higher oil yield. Pursuant to annual intentional supply agreements with the Company, the farmers sell the harvested soybeans to Yanglin. Yanglin Seeds Co. extends favorable commercial terms to these farmers, such as competitive price, for them to purchase “Yanglin” soybean seeds. Meanwhile, Yanglin offers cash-upon-delivery payment terms to the farmers for purchases of the harvested soybeans grown from “Yanglin” soybean seeds. These arrangements ensure that we maintain good relations with our suppliers, enjoy a stable supply of soybeans that meet our high quality standards. There was no related party transaction or commitment between Yanglin Seed Co. and the Group for the three months ended March 31, 2009 and 2008.

C)	Stock exchange listing shares contributed by majority shareholder

In connection with the sale of the Series A Convertible Preferred Stock during October 2007, the Company committed to apply to list and have its shares of common stock traded on the Nasdaq Capital Market, the Nasdaq Global Select Market or the Nasdaq Global Market or any successor market thereto (collectively, “Nasdaq”), or the New York Stock Exchange or any successor market thereto (together with Nasdaq, each a “National Stock Exchange”), no later than December 31, 2008. As a result of failing to achieve such listing, the Company’s majority shareholder, Winner State Investments Limited, committed to transfer 1,000,000 shares of common stock in the Company to the purchasers of shares of Series A Convertible Preferred Stock. The Company has accounted for this as a contribution of capital by its majority stockholder and recorded a charge to operations in the amount of $4,480,000 for the year ended December 31, 2008 (specifically in the fourth quarter of 2008) based on the closing market price of $4.48 per share on December 31, 2008. This change was the same as the restatement of beginning retained earnings as of January 1, 2009. These shares have not been transferred as of March 31, 2009.

14.	CONVERTIBLE PREFERRED STOCK AND WARRANTS

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

YANGLIN SOYBEAN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008 (As restated)
(Unaudited) (Stated in US Dollars)

14.	CONVERTIBLE PREFERRED STOCK AND WARRANTS(Continued)

	Number of warrants
Series of warrant	3/31/2009	12/31/2008	Exercise price	Contractual term	Expiration Date
Series A	10,000,000	10,000,000	$2.75	5 years	October 2, 2012
Series B	5,000,000	5,000,000	$3.50	5 years	October 2, 2012
Series J	7,801,268	7,801,268	$2.37	1.5 years	April 3, 2009
Series C	7,801,268	7,801,268	$3.03	5 years	October 2, 2012
Series D	3,900,634	3,900,634	$3.85	5 years	October 2, 2012
Series E	1,000,000	1,000,000	$2.58	5 years	October 2, 2012
Series F	500,000	500,000	$3.01	5 years	October 2, 2012
Total	36,003,170	36,003,170

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

YANGLIN SOYBEAN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008 (As restated)
(Unaudited) (Stated in US Dollars)

14.	CONVERTIBLE PREFERRED STOCK AND WARRANTS(Continued)

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

The agreement also provides that if the Company doesn’t file, or if the registration statements aren’t declared effective throughout the required period, or if the Company ceases to trade on certain exchanges as defined, the Company shall pay damages equal to 1.5% of the amount invested for each calendar month capped at a cumulative damage payment amount of 15%. In connection with the sale of the Series A Convertible Preferred Stock during October 2007, the Company committed to apply to list and have its shares of common stock traded on the Nasdaq Capital Market, the Nasdaq Global Select Market or the Nasdaq Global Market or any successor market thereto (collectively, “Nasdaq”), or the New York Stock Exchange or any successor market thereto (together with Nasdaq, each a “National Stock Exchange”), no later than December 31, 2008. As a result of failing to achieve such listing, the Company’s majority shareholder, Winner State Investments Limited, committed to transfer 1,000,000 shares of common stock in the Company to the purchasers of shares of Series A Convertible Preferred Stock of the Company. The Company has accounted for this as a contribution of capital by its majority stockholder and recorded a charge to operations in the amount of $4,480,000 for the year ended December 31, 2008 (specifically in the fourth quarter of 2008). Such shares were valued based on the closing market price of $4.48 per share on December 31, 2008.

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

YANGLIN SOYBEAN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008 (As restated)
(Unaudited) (Stated in US Dollars)

14.	CONVERTIBLE PREFERRED STOCK AND WARRANTS(Continued)

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

YANGLIN SOYBEAN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008 (As restated)
(Unaudited) (Stated in US Dollars)

14.	CONVERTIBLE PREFERRED STOCK AND WARRANTS(Continued)

CHANGES IN ACCOUNTING PRINCIPLE

Effective January 1, 2009, the Company adopted the provisions of FAS 133, "Derivatives and Hedging" (previously ElTF 07-5, "Determining Whether an instrument (or an Embedded Feature) is Indexed to an Entity's Own Stock"). As a result of adopting FAS 133, warrants to purchase 34,503,170 of the Company's common stock previously treated as equity pursuant to the derivative treatment exemption were no longer afforded equity treatment as there was a down-round protection (full-ratchet down round protection). As a result, the warrants are not considered indexed to the Company's own stock, and as such, all future changes in the fair value of these warrants will be recognized currently in earnings until such time as the warrants are exercised or expire.

As such, effective January 1, 2009, the Company reclassified the fair value of these warrants from equity to liability, as if these warrants were treated as a derivative liability since their issuance in October 2007. On January 1, 2009, the Company recorded as a cumulative effect adjustment by decreasing additional paid-in capital amounting to $15,003,941 and decreasing beginning retained earnings amounting to $72,047,158 and recording $87,051,099 as a warrant liability to recognize the fair value of such warrants on January 1, 2009. The fair value of the warrants was $59,936,144 on March 31, 2009. The Company recognized $27,114,955 as income from the change in fair value of warrants for the three months ended March 31, 2009.

The fair value was calculated using the Black-Scholes option pricing model. The assumptions that were used to calculate fair value as of March 31, 2009 and December 31, 2008 (for January 1, 2009 opening balance sheet) were as follows:

Investor Warrants:	3/31/2009	12/31/2008

Expected volatility	124.2%	108.1%

Risk free rate	1.15%	0.11%-1%

Expected terms	3.51	0.25-3.76

Expected dividend yield	-	-

YANGLIN SOYBEAN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008 (As restated)
(Unaudited) (Stated in US Dollars)

14.	CONVERTIBLE PREFERRED STOCK AND WARRANTS(Continued)

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

The following table summarizes warrant activity for the three month ended March 31, 2009, and the year ended December 31, 2008:

	Warrants	Weighted-average exercise price	Aggregate Intrinsic Value

Outstanding at December 31, 2007	36,003,170	$2.95	$55,784,977
Issued	-	-
Exercised	-	-
Expired	-	-
Outstanding at December 31, 2008	36,003,170	2.95	$55,064,914
Issued	-	-
Exercised	-	-
Expired
Outstanding at March 31, 2009	36,003,170	2.95	$55,064,914

YANGLIN SOYBEAN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008 (As restated)
(Unaudited) (Stated in US Dollars)

14.	CONVERTIBLE PREFERRED STOCK AND WARRANTS(Continued)

The terms of outstanding warrants as of March 31, 2009 are as follows:

	Warrants outstanding			Warrants exercisable
Range of exercise prices	Number outstanding	Weighted average remaining contractual life (years)	Weighted average exercise price	Number exercisable	Weighted average exercise price

$2.58-$3.85	36,003,170	2.75	$2.95	36,003,170	$2.95

YANGLIN SOYBEAN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008 (As restated)
(Unaudited) (Stated in US Dollars)

15.	EARNINGS PER SHARE

The calculation of the basic and diluted earnings per share attributable to the common stock holders is based on the following data:

	Three months ended March 31
	2009	2008
	(as restated)

Numerator
Earnings:

Earnings for the purpose of basic earnings per share	$24,863,756	$5,859,002
Effect of dilutive potential common stock	-	-
Earnings for the purpose of dilutive earnings per share	$24,863,756	$5,859,002

Denominator
Number of shares:

Weighted average number of common stock for the purpose of basic earnings per share	20,000,003	20,000,003
Effect of dilutive potential common stock - conversion of convertible preferred stock	9,999,999	9,999,999
Effect of dilutive potential common stock - conversion of warrants	9,177,592	4,790,203
Weighted average number of common stock for the purpose of dilutive earnings per share	39,177,594	34,790,205

YANGLIN SOYBEAN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008 (As restated)
(Unaudited) (Stated in US Dollars)

16.	INCOME TAXES

The Group has not recorded any income tax provision for the three months ended March 31, 2009, since the Group has estimated that its estimated annual effective income tax rate will be zero.

As of March 31, 2009, the Group had net operating tax losses carried forward of $24,306 in the US and will expire in year 2028. The Group has established a full valuation allowance against its net deferred tax assets due to the Group’s history of pre-tax losses in the US and tax holiday exemption in PRC and the resulting likelihood that the deferred tax assets are not realizable.

The Group is not aware of any unrecorded tax liabilities which would impact the Group’s financial position or its results of operations as of March 31, 2009.

YANGLIN SOYBEAN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008 (As restated)
(Unaudited) (Stated in US Dollars)

16.	INCOME TAXES (Continued)

YANGLIN SOYBEAN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008 (As restated)
(Unaudited) (Stated in US Dollars)

17	VARIABLE INTEREST ENTITY

The Company, as a primary beneficiary of Yanglin, consolidates Yanglin, as a Variable Interest Entity (“VIE”), of which we are the primary beneficiary. The liabilities recognized as a result of consolidating a VIE do not represent additional claims on our general assets; rather, they represent claims against the specific assets of the consolidated VIE. Conversely, assets recognized as a result of consolidating a VIE do not represent additional assets that could be used to satisfy claims against our general assets. Reflected in the March 31, 2009 and December 31, 2008 balance sheets are consolidated VIE assets of $84 million and $82 million, respectively, which are comprised mainly of cash, inventory and property and equipment. VIE liabilities mainly consist of short term bank loans and payables for working capital.

18	PARENT-ONLY FINANCIAL STATEMENTS

As mentioned in note 1 to the consolidated financial statements, as a result of entering into the contractual agreements, WFOE is deemed to control Yanglin as a Variable Interest Entity. These agreements may have restrictions on the ability of Yanglin to transfer funds to the Company through intercompany loans, advances and cash dividends which consist of additional paid in capital, statutory reserves and retained earnings of $63,610,396 and $65,744,088 respectively as at March 31, 2009 and December 31, 2008.

YANGLIN SOYBEAN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008 (As restated)
(Unaudited) (Stated in US Dollars)

18	PARENT-ONLY FINANCIAL STATEMENTS (Continued)

The following tables present unconsolidated financial information of the Company only:

Balance Sheets as of March 31, 2009 and December 31, 2008

	March 31, 2009	December 31, 2008
	(Unaudited) (As restated)	(As restated)

Cash – restricted	$484,000	$484,000
Other prepayment		-
Investments in subsidiaries	70,287,665	72,421,357

Total assets	$70,771,665	$72,905,357

Other current liabilities	$60,740	$33,878
Warrant liabilities	59,936,144	-

Total liabilities	59,996,884	33,878

Total shareholders’ equity	10,774,781	72,871,479

Total liabilities and shareholders’ equity	$70,771,665	$72,905,357

Statements of Operations and Other Comprehensive Income for the three months ended March 31, 2009 and 2008

	2009	2008
	(As restated)

Investment (loss) income	$(2,224,337)	$5,871,002
General and administrative expenses	(26,862)	(12,000)
(Loss) income from operations before income taxes	(2,251,199)	5,859,002
Change in fair value of warrants	27,114,955
Income before income taxes	24,863,756	5,859,002
Income taxes	-	-
Net income	$24,863,756	$5,859,002

ITEM 2-MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with the unaudited consolidated financial statements, and the related footnotes thereto, appearing elsewhere in this report, and in conjunction with management’s discussion and analysis and the audited consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2008.

CAUTIONARY STATEMENT REGARDING FUTURE RESULTS,
FORWARD-LOOKING INFORMATION AND CERTAIN IMPORTANT FACTORS

In this report we make, and from time to time we otherwise make, written and oral statements regarding our business and prospects, such as projections of future performance, statements of management’s plans and objectives, forecasts of market trends, and other matters that are forward-looking statements. Statements containing the words or phrases “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimates,” “projects,” “believes,” “expects,” “anticipates,” “intends,” “target,” “goal,” “plans,” “objective,” “should” or similar expressions identify forward-looking statements. Our actual results may differ materially from the results anticipated in these forward-looking statements due to a variety of factors, including, without limitation, as discussed under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report, as well as other factors, which may appear in documents, reports, filings with the Securities and Exchange Commission, news releases, written or oral presentations made by officers or other representatives made by us to analysts, stockholders, investors, news organizations and others, and discussions with management and other of our representatives.

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

Company Overview

We are a leading, comprehensive non-genetically modified (non-GM) soybean processor in People’s Republic of China (“PRC”). We currently manufacture ordinary soybean oil, salad oil and soybean meal in bulk package, along with other products in smaller quantities, which are sold throughout the PRC directly to our customers or through distributors. Approximately 80% of our customers are located in Northern PRC.

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

We sell our products under the “Yanglin” brand name primarily to various geographic regions of the PRC through our various distribution channels. In the three months ended March 31, 2009, we generated total revenue of approximately $43.0 million with a net loss of approximately $2.3 million, exclusive of a non-cash income of $27.1 million resulting from the change in fair value of warrants, which was not related to our operations.

Our goal is to become the market leader in the PRC’s non-GM soybean industry, and believe that we can accomplish this objective in the near future. We are considering future expansion and acquisition opportunities, with the goal of significantly increasing our processing capacity, but we will only make a definite decision after the market and industrial environments improve materially.

We are also working to improve and strengthen our management and internal control over financial reporting. We engaged Ernst & Young as a consultant on our Sarbanes-Oxley compliance project, and they finished their review of our internal control system over financial reporting in 2008. This project reinforced our ability to protect the interests of the company and its shareholders, while improving management effectiveness and efficiency. The management has been conducting self assessment of the effectiveness of our internal control systems ever since then, and continuously rectifying the weakness and deficiencies found in the process. We also hired outside financial consultants recently to enhance our financial reporting capability.

Major Performance Factors

Revenue

We derive most of our revenue from the sales of the main products: soybean oil (4th grade), salad oil and soybean meal. The revenue may be affected by the following factors:

●	Processing capacity of soybean;
●	Pricing of the products;
●	Market demand

Processing capacity of soybean. Our current annual processing capacity of soybean is 520,000 metric tons. We processed approximately 95,343 metric tons in the three months ended March 31, 2009. Based on these figures, it can be estimated that the current production capacity is sufficient for current demand.

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

Cost of sales is determined primarily by the following factors, either directly or indirectly:

●	Availability and price of raw materials, especially soybeans;
●	Operating efficiency of production facilities; and
●	Government policy or direct purchase.

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

Government policy or direct purchase. Usually the price of soybean is determined by market mechanism, however, government policy may have a significant impact on it. For example, the PRC government conducted a national strategic purchase from late 2008 to June 2009 and effectively raised the purchase price of soybeans in the market, by offering a price, which was about 10% higher over normal market price, to farmers. Such and similar actions of the government may materially affect our cost of sales.

Gross Profit

Gross profit (loss) is the result of the combined effects of the following factors: (a) the selling price of our products, (b) the sales volume and the individual profit margin of each product, and (c) the cost of sales. As we are a middle stream processor, and the profit margin of middle stream processing is usually relatively stable. Under normal circumstances our gross profit margin has been in the range from 7% to 9%, based on previous experience until 2008.

However, if exceptional circumstances exist, gross margin may be seriously affected. Due to extremely unfavorable environmental factors, such as the national purchase of soybean by the PRC government at higher than market price, and the low cost imports of soybean at large volume, we have suffered a gross loss for the three months ended March 31, 2009.

It should be noted that, in the near future, our profitability may be influenced materially by the following factors, including but not limited to: the expected increase in soybean output of United States and South America in 2010, which may mean more imports to the PRC; the possible appreciation of RMB against USD, which may cause imported soybean to be cheaper; the uncertainties in the policies of Chinese government, etc.

Operating Expenses

Operating expenses consist of selling expenses and general & administrative expenses. Operating expenses represent only a small portion of total costs and expenses.

Selling expenses generally include business development expenses, sales meeting expenses, loading and handling, advertising, sales-related staff salaries and welfare expenses, and travel expenses. They are usually relative to sales volume.

General and administrative expenses include the depreciation of office buildings and equipment, office expenses and supplies, and management and administrative salaries, etc. These expenses are typically fixed. General and administrative expenses may increase, as we revise our organizational structure and improve our management systems and internal control system and processes.

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

However, as Yanglin has been recognized as a Key Leading Enterprise in the Industrialization of Agriculture Industry by the PRC’s central government, Yanglin had enjoyed a complete exemption from income taxes until 2009. Our status is reviewed every two years. Other than the PRC's central government's award, a review by the local tax authority is also required in order to enjoy a 2009 tax exemption.

The Group is in taxable loss position in the first quarter of 2009. Therefore, even if Yanglin does not obtain tax exemption benefit, the group still has no income tax expense in the first quarter of 2009.

Warrant Liability

Effective January 1,2009, we adopted the provisions of FAS 133, "Derivatives and Hedging" ("FAS 133") (previously ElTF 07-5, "Determining Whether an Instrument (or an Embedded Feature) is Indexed to an Entity's Own Stock"). As a result of adopting FAS 133, warrants to purchase the Company's common stock previously treated as equity pursuant to the derivative treatment exemption were no longer afforded equity treatment as there was a down-round protection (full-ratchet down round protection). As a result, the warrants are not considered indexed to the Company's own stock, and as such, all future changes in the fair value of these warrants will be recognized currently in earnings until such time as the warrants are exercised or expire.

Results of Operations

The following table shows the operating results for the three months ended March 31, 2009 and March 31, 2008.

Consolidated Statement of Operations	The three months ended Mar. 31, 2009 ($)	The three months ended Mar. 31, 2008 ($)
	(unaudited) (as restated)	(unaudited)
Sales Revenue (net of discounts, returns and allowances)	43,032,326	65,275,858
Other sales	-	-
Cost of sales	(44,174,348)	(58,438,980)
Gross (loss) Profit	(1,142,022)	6,835,346
Selling expenses	(69,246)	(54,425)
General and administrative expenses	(1,018,180)	(692,812)
Income from operations	(2,229,448)	6,089,641
Interest expense	(93,505)	(248,923)
Interest income	71,725	18,284
Other income	29	-
Changes in fair value of warrants	27,114,955	-
Income before income taxs	24,863,756	5,859,002
Income tax	-	-
Net Income	24,863,756	5,859,002
Foreign currency translation adjustment	90,645	2,402,012
Comprehensive income	24,954,401	8,261,014

Three Months Ended March 31, 2009 Compared with Three Months Ended March 31, 2008

Net Sales

	For the Three Months Ended March 31		Period to Period Change
Item	2009 Amount ($)	2008 Amount ($)	Amount ($)%
Soybean meal	29,515,153	37,875,995	(8,360,842)	(22.1)
Soybean oil	11,594,584	19,962,842	(8,368,258)	(41.9)
Salad Oil	1,922,589	7,437,021	(5,514,432)	(74.1)
Total Net Sales	43,032,326	65,275,858	(22,243,532)	(34.1)

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

Income from Operations and Net Income

	For The Three Months Ended March 31				Period to Period
	2009 (as restated)	% of Sales	2008	%of Sales	Change
	Amount ($)	Revenue	Amount ($)	Revenue	Amount ($)%
Income from operations	(2,229,448)	(5.2)	6,089,641	9.3	8,319,089	(136.6)
Interest expenses, net	(21,780)	0.1	(230,639)	0.4	208,859	(90.6)
Other income, net of expenses	29	0.0	0	0.0	(29)	100.0
Changes in fair value of warrants	27,114,955	63.0	-	-	27,114,955	100.0
Income tax	-	-	-	-	-	-
Net income	24,863,756	57.8	5,859,002	9.0	19,004,754	324.4

Income from operations decreased by 136.6% or $8,319,089 for the three months ended March 31, 2009, to a loss of $2,229,448, from a profit of $6,089,641 for the three months ended March 31, 2008, primarily due to the decrease in sales revenue and in gross margin (please refer to the sections “Net Sales” and “Cost of Sales and Gross Profit” above). At the same time, operating margin fell from 9.3% to a negative 5.2%. We estimate that this ratio may fall in the second quarter of 2009, due to the continued impact of imported soybeans and the government purchase program, but it is possible that the margin may improve later in 2009 due to the reasons described above in the “Cost of Sales and Gross Profit” section.

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

Effective January 1, 2009, we adopted the provisions of FAS 133, "Derivatives and Hedging" ("FAS 133"). As a result of adopting FAS 133, we recorded non-cash income of $27,114,955 for the first quarter of 2009, as restated, resulting from the change in fair value of warrants issued to investors in conjunction with the Company’s Series A Convertible Preferred Stock in October 2007. The accounting treatment of the warrants resulted from an anti-dilution provision to the warrant holders.

Since we have been recognized as a “Key Leading Enterprise” in the agriculture industry by the Chinese government, we enjoy a complete exemption from income taxes. This status is usually reviewed in every two years, and the next review has currently been scheduled for the end of 2009.

Net income, after including the abovementioned non-cash income from the change in fair value of warrants, increased by 324.4% from the three months ended March 31, 2008, to the three months ended March 31, 2009. During the same period, net profit margin increased from 9.0% to 57.8%.

Earnings Per Share

	For The Three Months Ended March 31,
	2009	2008
	Unaudited As restated	Unaudited
Net Income for Basic Earnings Per Share	$24,863,756	$5,859,002
Basic Weighted Average Number of Shares	20,000,003	20,000,003
Net Income per Share – Basic	$1.24	$0.29
Net Income for Diluted Earnings Per Share	$24,863,756	$5,859,002
Diluted Weighted Average Number of Shares	39,177,594	34,790,205
Net Income per Share – Diluted	$0.63	$0.17

Basic and diluted earnings per share (EPS) for the quarter ended March 31, 2009, as restated, were $1.24 and $0.63, compared to $0.29 and $0.17 for the same quarter last year, as restated.

Liquidity and Capital Resources

Generally, we finance our business with cash flow from operations and short-term bank loans. Working capital is current assets less current liabilities, and our operational cash demand consists mainly of raw materials purchases, salaries, production overhead (auxiliary materials, utilities, etc.) and financing expenses, of which raw materials (soybean) purchases comprise the majority.

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

Currently we have an additional credit line of up to RMB 190 million, or approximately USD 27.8 million, based on our credit rank AA granted by Agricultural Development Bank. We believe that this would be sufficient for our future working capital needs at the current operation and capacity level.

Our operational cash requirements may be influenced by many factors, including the fluctuation of raw material prices, cash flow, competition, relationships with suppliers or customers, availability of credit facilities and financing alternatives. Under the current operational level, we can satisfy this demand with short-term loans from the Bank and our own cash reserves, within the next twelve months.

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

4.	The restrictions on the use of the funds: The funds borrowed from this credit line can only be used to purchase soybeans.

5.
The interest rate is 6.93%, subject to adjustment. The circumstances under which the interest rate is subject to adjustment and whether there are any limits on such adjustments: When the People’s Bank of China adjust the interest rate of loans, the bank has the right and discretion to adjust the interest rate of loans accordingly.

6.	Whether the loans would be secured by Yanglin’s assets: The loans would be secured by Yanglin’s assets, i.e., inventory, building, machinery and land use rights.
7.	The other material terms are: Secured loan shall have preference over credit loan; The Company shall purchase insurance for pledged assets, with the bank having first priority.

Commitments and Contingencies

We have no future cash commitments or contingent liabilities as of March 31, 2009.

Critical Accounting Policies and Estimates

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

During the quarter ended March 31, 2009, there were no material changes to these policies.

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

Warrant liability

Effective January 1, 2009, we adopted the provisions of 133, "Derivatives and Hedging" ("FAS 133") (previously ElTF 07-5, "Determining Whether an Instrument (or an Embedded Feature) is Indexed to an Entity's Own Stock"). As a result of adopting FAS 133, warrants to purchase the Company's common stock previously treated as equity pursuant to the derivative treatment exemption were no longer afforded equity treatment as there was a down-round protection (full-ratchet down round protection). As a result, the warrants are not considered indexed to the Company's own stock, and as such, all future changes in the fair value of these warrants will be recognized currently in earnings until such time as the warrants are exercised or expire.

As such, effective January 1, 2009, the Company reclassified the fair value of these warrants from equity to liability, as if these warrants were treated as a derivative liability since their issuance in October 2007.

Recent accounting pronouncements(Please change based on the footnote)

In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”. FSP FAS 157-4 amends FAS 157 and provides additional guidance for estimating fair value in accordance with FAS 157 when the volume and level of activity for the asset or liability have significantly decreased and also includes guidance on identifying circumstances that indicate a transaction is not orderly for fair value measurements. This FSP shall be applied prospectively with retrospective application not permitted. This FSP shall be effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity early adopting this FSP must also early adopt FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments”. Additionally, if an entity elects to early adopt either FSP FAS 107-1 or APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” or FSP FAS 115-2 and FAS 124-2, it must also elect to early adopt this FSP. The adoption of FSP FAS 157-4 did not have a material impact on the Company’s consolidated financial statements.

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

The following tables summarize our contractual obligations as of March 31, 2009, and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

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

Our internal control over financial reporting was not effective as a result of the following identified material weaknesses:

A)
The Company does not maintain personnel with a sufficient level of accounting knowledge, experience and training in the selection and application of US GAAP and related SEC disclosure requirements. As a result, we discovered certain deficiencies in our internal controls that were considered to be material weaknesses. These deficiencies related to our financial closing procedures and errors in classification of warrants and the restatement of the 2008 financial statement for the stock listing expense.

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

Remediation Initiative and Progress

To remediate the situation, we need the help of competent professional accounting advisors, and we have engaged an accounting consulting firm to help with the preparation of the Company’s consolidated financial statements and deliver training to our own accounting staff on the selection and application of US GAAP and related SEC disclosure requirements. Meanwhile, the management has decided that we will draft the accounting manual using our own staff and enlisting the help from professional advisors.

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

ITEM 4. (REMOVED AND RESERVED)

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

Yanglin Soybean, Inc.

Date: May 14, 2010	By:	/s/ SHULIN LIU
Shulin Liu Chief Executive Officer (Principal Executive Officer)

Yanglin Soybean, Inc.

Date: May 14, 2010	By:	/s/ SHAOCHENG XU
Shaocheng Xu Chief Financial Officer (Principal Financial and Accounting Officer)