Form 10-Q
period 2010-03-31
Yanglin Soybean, Inc.
filed 2010-05-17
CIK 1368745

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Yanglin Soybean, Inc.

INDEX

PART 1-FINANCIAL INFORMATION

ITEM 1-FINANCIAL STATEMENTS

YANGLIN SOYBEAN INC.

CONSOLIDATED BALANCE SHEETS
AS AT MARCH 31, 2010, AND DECEMBER 31, 2009
(Stated in US Dollars)

	March 31, 2010	December 31, 2009
	(unaudited)
ASSETS
Current assets
Cash	$38,023,416	$34,811,611
Cash-restricted	1,684,683	1,740,605
Trade receivables, net	332	332
Inventories	5,119,851	8,356,345
Advances to suppliers	12,453	12,451
Prepaid VAT and other taxes	4,906,136	4,917,250
Other receivables and prepaid expenses	135,649	108,200
Total current assets	49,882,520	49,946,794

Property, plant and equipment, net	26,583,922	27,297,365
Assets held for sale	570,501	570,409
Intangible assets, net	4,362,786	4,415,908
TOTAL ASSETS	$81,399,729	$82,230,476

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Short-term bank loans	$20,479,513	$20,476,218
Loans from related parties – current	52,906	53,676
Accounts payable	6,632	20,866
Other payables	828,777	824,424
Customers deposits	1,769,438	1,395,524
Accrued liabilities	595,519	635,474
Total current liabilities	23,732,785	23,406,182

Long-term liabilities
Loan from related parties – non-current	288,219	314,191
Warrant liability	22,452,127	27,573,698
TOTAL LIABILITIES	46,473,131	51,294,071

STOCKHOLDERS' EQUITY
Convertible preferred stock:
Series A $0.001 par value, 50,000,000 shares authorized; 9,534,883 shares issued and outstanding	9,535	9,535
Series B $0.001 par value, 10,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock:
$0.001 par value, 100,000,000 shares authorized; 20,465,119 shares issued and outstanding	20,465	20,465
Additional paid-in capital	27,909,875	27,899,749
Statutory reserves	5,628,636	5,628,636
Accumulated deficit	(5,982,379)	(9,953,046)
Accumulated other comprehensive income	7,340,466	7,331,066
Total stockholders’ equity	34,926,598	30,936,405
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$81,399,729	$82,230,476

The accompanying notes are an integral part of these consolidated financial statements

YANGLIN SOYBEAN INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME FOR THE THREE MONTHS ENDED MARCH 31, 2010, AND 2009, AS RESTATED (UNAUDITED)
(Stated in US Dollars)

	2010	2009
		(As restated)
Net sales	$34,082,815	$43,032,326
Cost of sales	(34,066,192)	(44,174,348)
Gross profit (loss)	16,623	(1,142,022)

Operating Expenses
Selling expenses	(64,776)	(69,246)
General and administrative expenses	(850,042)	(1,018,180)
Total operating expenses	(914,818)	(1,087,426)
Loss from operations	(898,195)	(2,229,448)
Interest expense	(278,612)	(93,505)
Interest income	26,253	71,725
Other (expenses) income	(350)	29
Changes in fair value of warrants	5,121,571	27,114,955
Income before income taxes and other comprehensive income	3,970,667	24,863,756
Income tax	-	-
Net income	3,970,667	24,863,756
Foreign currency translation adjustment	9,400	90,645
Other comprehensive income	$3,980,067	$24,954,401
Earnings per share
Basic	$0.19	$1.24
Diluted	$0.13	$0.63

Weighted average shares outstanding
Basic	20,465,119	20,000,003
Diluted	30,445,616	39,177,594

The accompanying notes are an integral part of these consolidated financial statements

YANGLIN SOYBEAN INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2010 (UNAUDITED)
(Stated in US Dollars)

	Preferred stock						(Accumulated	Accumulated
	Series A		Common stock		Additional		deficit)	other
	Number of shares	Amount	Number of shares	Amount	paid-in capital	Statutory reserves	retained earnings	comprehensive income	Total

Balance, December 31, 2009	9,534,883	$9,535	20,465,119	$20,465	$27,899,749	$5,628,636	$(9,953,046)	$7,331,066	$30,936,405
Net income							3,970,667		3,970,667
Share-based compensation expense					10,126				10,126
Foreign currency translation adjustment								9,400	9,400
Balance, March 31, 2010	9,534,883	$9,535	20,465,119	$20,465	$27,909,875	$5,628,636	$(5,982,379)	$7,340,466	$34,926,598

The accompanying notes are an integral part of these consolidated financial statements

YANGLIN SOYBEAN INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2010, AND 2009 (AS RESTATED) (UNAUDITED)
(Stated in US Dollars)
	2010	2009
	(unaudited)	(as restated)
Cash flows from operating activities
Net income	$3,970,667	$24,863,756
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	717,843	983,446
Amortization	53,833	54,420
Share-based compensation expense	10,126	-
Bad debt expense	218	-
Loss on disposal of property, plant and equipment	-	229,912
Change in fair value of warrants	(5,121,571)	(27,114,955)
Changes in operating assets and liabilities:
Inventories	3,237,871	(2,408,856)
Advances to suppliers	1,216	3,204,941
Prepaid VAT and other taxes	11,905	(1,061,674)
Other receivables	(28,866)	71,730
Accounts payable	(14,238)	(9,308)
Other payables	4,221	156,368
Customers deposits	373,693	44,546
Accrued liabilities	(40,036)	29,631

Net cash provided by (used in) operating activities	3,176,882	(956,043)

Cash flows from investing activities
Purchase of property, plant and equipment	-	(197,424)

Net cash used in investing activities	-	(197,424)

Cash flows from financing activities
Proceeds from short-term bank loans	-	6,572,615
Cash - restricted	56,158	-
Principal payments for short-term bank loans	-	(2,620,045)
Principal payments for loans from related parties	(26,801)	(22,876)
Net cash flows provided by financing activities	29,357	3,929,694

Net increase in cash	3,206,239	2,776,227
Effect of foreign currency translation on cash	5,566	38,535
Cash- beginning of period	34,811,611	30,365,413
Cash- end of period	$38,023,416	$33,180,175

Supplementary cash flow information:
Interest paid	$278,612	$93,505

The accompanying notes are an integral part of these consolidated financial statements

YANGLIN SOYBEAN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009 (AS RESTATED)
(UNAUDITED)
(Stated in US Dollars)

1.	ORGANIZATION, PRINCIPAL ACTIVITIES AND BASIS OF PRESENTATION

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

YANGLIN SOYBEAN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009 (AS RESTATED)
(UNAUDITED)
(Stated in US Dollars)

1.	ORGANIZATION, PRINCIPAL ACTIVITIES AND BASIS OF PRESENTATION (Continued)

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

YANGLIN SOYBEAN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009 (AS RESTATED)
(UNAUDITED)
(Stated in US Dollars)

1.	ORGANIZATION, PRINCIPAL ACTIVITIES AND BASIS OF PRESENTATION (Continued)

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

The accompanying unaudited consolidated financial statements were prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they may not include all of the information and footnotes required by GAAP for complete consolidated financial statements. All adjustments that are, in the opinion of management, of a normal recurring nature and are necessary for a fair presentation of the consolidated financial statements have been included. Nevertheless, these financial statements should be read in conjunction with the Company’s audited consolidated financial statements contained in its Annual Report on Form 10-K for the year ended December 31, 2009 as filed with the Securities and Exchange Commission on April 15, 2010. The results of operations for the three months ended March 31, 2010, are not necessarily indicative of the results that may be expected for the entire fiscal year or any other interim period.

The Company’s common stock is listed on the Over-the-counter Bulletin Board (“OTCBB”) market and traded under the symbol “YSYB”.

YANGLIN SOYBEAN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009 (AS RESTATED)
(UNAUDITED)
(Stated in US Dollars)

2.	GENERAL

(a)	Restatement of the 2008 Annual Consolidated Financial Statements and 2009 Quarterly Consolidated Financial Statements

The Company has restated its consolidated financial statements as of and for the year ended December 31, 2008 to record the shares its major shareholder, Winner State Investments Limited, committed to transfer to the Company’s Series A Preferred stockholders as a result of failure to list on a National Stock Exchange by December 31, 2008. The Company determined that in accordance with ASC 450 Accounting for Contingencies, the expense should be recorded during the year ended December 31, 2008 as the Company failed the listing requirement and incurred the expense on December 31, 2008. The Company has accounted for this as a contribution of capital and recorded an expense in the amount of $4,480,000 due to the share payment being made by the majority shareholder. Such shares were valued based on the closing market price on December 31, 2008.

Accordingly, changes have been made to the applicable line items associated with additional paid in capital and retained earnings in the 2009 financial statements. Opening retained earnings at January 1, 2009 was decreased by $4.48 million, while additional paid in capital was increased by $4.48 million.

Effective January 1, 2009, we adopted the provisions of FASB ASC Topic 815, "Derivatives and Hedging" ("ASC 815") (previously ElTF 07-5, "Determining Whether an Instrument (or an Embedded Feature) is Indexed to an Entity's Own Stock"). As a result of adopting ASC 815, warrants to purchase the Company's common stock previously treated as equity pursuant to the derivative treatment exemption were no longer afforded equity treatment as there was a down-round protection (full-ratchet down round protection). As a result, the warrants are not considered indexed to the Company's own stock, and as such, all future changes in the fair value of these warrants will be recognized currently in earnings until such time as the warrants are exercised or expire.

As such, effective January 1, 2009, the Company reclassified the fair value of these warrants from equity to liability, as if these warrants were treated as a derivative liability since their issuance in October 2007.

On January 1, 2009, the Company recorded as a cumulative effect adjustment by decreasing additional paid-in capital by $15,003,941 and decreasing the beginning balance of retained earnings by $72,047,158, and recording $87,051,099 as a warrant liability to recognize the fair value of such warrants on January 1, 2009. The fair value of the warrants was $27,573,698 on December 31, 2009 and $22,452,127 and $59,936,144 on March 31, 2010 and 2009, respectively. The Company recognized $5,121,571 and $27,114,955 as non-cash income from the change in fair value of warrants for the three months ended March 31, 2010, and 2009 respectively.

YANGLIN SOYBEAN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009 (AS RESTATED)
(UNAUDITED)
(Stated in US Dollars)

2.	GENERAL (Continued)

The effect of the restatement on specific amounts provided in the consolidated financial statements is as follows:

	As of March 31, 2009
Consolidated Balance Sheet	As previously reported	As restated

Warrant liability	$-	$59,936,144
Additional paid-in capital	38,389,635	27,865,694
Retained earnings (accumulated deficit)	19,413,325	(29,998,878)

	For the Three Months Ended March 31, 2009
Consolidated Statement of Operations and Other Comprehensive Income	As previously reported	As restated

Changes in fair value of warrants	$-	$27,114,955
(Loss) income from operations before income taxes	(2,251,199)	24,863,756
Net (loss) income	(2,251,199)	24,863,756
Other comprehensive (loss) income	(2,160,554)	24,954,401
(Loss) earnings per share:
Basic	$(0.11)	$1.24
Diluted	$(0.06)	$0.63

	For the Three Months Ended March 31, 2009
Consolidated Statement of Cash Flows	As previously reported	As restated

Net (loss)/income	$(2,251,199)	$24,863,756
Change in fair value of warrants	-	$(27,114,955)

YANGLIN SOYBEAN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009 (AS RESTATED)
(UNAUDITED)
(Stated in US Dollars)

2.	GENERAL (Continued)

	As of and For the Three Months Ended March 31, 2009
Consolidated Statement of Changes in Stockholders’ Equity	As previously reported	As restated

Net (loss) income	$(2,251,199)	$24,863,756
Additional paid-in capital	$38,389,635	$27,865,694
Retained earnings (accumulated deficit)	19,413,325	(29,998,878)

YANGLIN SOYBEAN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009 (AS RESTATED)
(UNAUDITED)
(Stated in US Dollars)

(b)	Accounting hierarchy

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
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009 (AS RESTATED)
(UNAUDITED)
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
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009 (AS RESTATED)
(UNAUDITED)
(Stated in US Dollars)

2.	GENERAL (Continued)

(d)	Use of estimates

The preparation of the financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods.   Items subject to such estimates and assumptions include the carrying value and estimated useful lives of long-lived assets; valuation allowances for receivables; valuation of warrant liabilities; inventory and deferred tax assets. Due to the inherent uncertainty involved in making estimates, actual results reported in future periods may differ from those estimates. Estimates and assumptions are reviewed periodically, and the effects of revisions are reflected in the unaudited consolidated financial statements in the period they are determined to be necessary.

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

YANGLIN SOYBEAN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009 (AS RESTATED)
(UNAUDITED)
(Stated in US Dollars)

2.	GENERAL (Continued)

(f)	Intangible assets

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

The costs and related accumulated depreciation of assets sold or otherwise retired are eliminated from the accounts and any gain or loss is included in the consolidated statement of operations and other comprehensive income. The cost of maintenance and repairs is charged to operations when incurred, whereas significant renewals and betterments are capitalized.

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

YANGLIN SOYBEAN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009 (AS RESTATED)
(UNAUDITED)
(Stated in US Dollars)

2.	GENERAL (Continued)

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

Customer deposits represent advance payments from customers prior to the delivery of goods.  The Company requires full payment from customers prior to delivery. Customer deposits are recognized in revenue upon delivery of goods.

YANGLIN SOYBEAN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009 (AS RESTATED)
(UNAUDITED)
(Stated in US Dollars)

2.	GENERAL (Continued)

(l)	Foreign currency translation

The accompanying unaudited consolidated financial statements are presented in United States dollars.  The reporting currency of the Group is the U.S. dollar (USD). WFOE and Yanglin use its local currency, Renminbi (RMB), as its functional currency. Results of operations and cash flow are translated at average exchange rates during the period, and assets and liabilities are translated at the end of period exchange rates. Translation adjustments resulting from this process are included in accumulated other comprehensive income in stockholders’ equity. Transaction gains and losses that arise from exchange rate fluctuations from transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

The PRC government imposes significant exchange restrictions on fund transfers out of the PRC that are not related to business operations. These restrictions have not had a material impact on the Group because it has not engaged in any significant transactions that are subject to the restrictions.

The exchange rates used to translate amounts in RMB into USD for the purposes of preparing the consolidated financial statements were as follows:

	March 31, 2010	December 31, 2009	March 31, 2009
The closing rate at RMB : USD exchange rate	6.8361	6.8542	6.8456
Average three-months ended RMB : USD exchange rate	6.8360		6.8466

The RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions.  There is no assurance that the RMB amounts could have been, or could be, converted into USD at the rates used in translation.

YANGLIN SOYBEAN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009 (AS RESTATED)
(UNAUDITED)
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

Cost of sales consists primarily of direct material costs, direct labor cost, and applicable overhead costs attributable to the production of products.  Permanent write-down of inventory to the lower of cost or market value is also reflected in the cost of revenues. For the three months ended March 31, 2010 and 2009, there were no write-downs of inventories.

(o)	Advertising

The Group expenses all advertising expenses as incurred.  Advertising expenses included in selling expenses were both $0 for the three months ended March 31, 2010 and 2009 respectively.

(p)	Shipping and handling

All shipping and handling costs are expensed as incurred and included in selling expense.  Total shipping and handling expenses were $16,542 and $22,304 for the three months ended March 31, 2010 and 2009 respectively.

(q)	Stock-Based Compensation

The Company awards stock options and other equity-based instruments to its employees, directors and consultants (collectively “share-based payments”).  Compensation cost related to such awards is measured based on the fair value of the instrument on the grant date and is recognized on a straight-line basis over the requisite service period, which generally equals the vesting period.  All of the Company’s stock-based compensation is based on grants of equity instruments and no liability awards have been granted.

YANGLIN SOYBEAN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009 (AS RESTATED)
(UNAUDITED)
(Stated in US Dollars)

2.	GENERAL (Continued)

(r)	Pension and Employee Benefits

Full time employees in PRC entities participate in a government mandated multi-employer defined contribution plan pursuant to which certain pension benefits, medical care, unemployment insurance, employee housing fund and other welfare benefits are provided to employees. The PRC labor regulations require the Group to accrue for these benefits based on certain percentages of the employees' salaries. Management believes full time employees who have passed the probation period are entitled to such benefits.  The total provisions for employee pension were $37,965 and $25,883 for the three months ended March 31, 2010 and 2009 respectively.

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
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009 (AS RESTATED)
(UNAUDITED)
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

The Company established a statutory surplus reserve as well as a statutory public welfare fund and commenced to appropriate 10% and 5%, respectively, of the PRC net income after taxation to these reserves. The amounts included in the statutory reserves consisted of surplus reserve of $3,752,424 and common welfare fund of $1,876,212 as of March 31, 2010 and December 31, 2009 respectively.

YANGLIN SOYBEAN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009 (AS RESTATED)
(UNAUDITED)
(Stated in US Dollars)

2.	GENERAL (Continued)

(u)	Other comprehensive income

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

YANGLIN SOYBEAN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009 (AS RESTATED)
(UNAUDITED)
(Stated in US Dollars)

2.	GENERAL (Continued)

 As such, effective January 1, 2009, the Company reclassified the fair value of these warrants from equity to liability, as if these warrants were treated as a derivative liability since their issuance in October 2007.

(y)	Recent accounting pronouncements

In June 2009, the FASB issued ASC810.10, guidance to change financial reporting by enterprises involved with variable interest entities (“VIEs”) which modifies how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. This pronouncement clarifies that the determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. The guidance requires an ongoing reassessment of whether a company is the primary beneficiary of a variable interest entity. This guidance also requires additional disclosures about a company’s involvement in variable interest entities and any significant changes in risk exposure due to that involvement. This guidance is effective for fiscal years beginning after November 15, 2009. This ASC did not have a material impact on the Company’s unaudited consolidated financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on our consolidated financial statements upon adoption.

YANGLIN SOYBEAN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009 (AS RESTATED)
(UNAUDITED)
(Stated in US Dollars)

3.	FAIR VALUE

The Company has categorized its assets and liabilities, which are recorded at fair value, based upon the fair value hierarchy specified by FASB ASC 820.

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

The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties.  As of March 31, 2010, the carrying amounts of financial assets and liabilities, such as cash and cash equivalents, accounts receivable, other receivables, short-term bank loans, accounts payable, and other payables, approximate their fair values because of the short maturity of these instruments and market rates of interest available to the Group.

YANGLIN SOYBEAN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009 (AS RESTATED)
(UNAUDITED)
(Stated in US Dollars)

4.	CREDIT RISK AND CUSTOMERS AND SUPPLIERS CONCENTRATIONS

Financial instruments which potentially expose the Group to concentrations of credit risk, is cash and accounts receivable as of March 31, 2010 and December 31, 2009. The Group performs ongoing evaluations of its cash position and credit evaluations of customers to ensure sound collections and minimize credit losses exposure.

CASH- U.S. ACCOUNTS– (RESTRICTED)

As of March 31, 2010 and December 31, 2009, respectively, the Group’s restricted cash of $221,860 and $278,018 was kept in bank accounts in the U.S. Cash accounts at financial institutions in the U.S. may exceed the federal depository insurance coverage limits. In October 2008, the FDIC increased its insurance from $100,000 per depositor to $250,000 and to an unlimited amount for non-interest bearing accounts. The coverage increase, which is temporary, extends through December 31, 2013 and June 30, 2010, respectively. All of the cash held in the U.S. is fully insured. Lastly, there is no unrestricted cash in U.S. accounts.

CASH- PRC ACCOUNTS– (RESTRICTED AND UN-RESTRICTED)

As of March 31, 2010 and December 31, 2009, respectively, the Group’s cash was with banks in the PRC where there is currently no rule or regulation mandated on obligatory insurance of bank accounts.

SALES AND VENDOR CONCENTRATIONS

For the three months ended March 31, 2010 and 2009 respectively, all of the Group’s sales were generated within the PRC. In addition, all accounts receivable as of March 31, 2010 and December 31, 2009 are from entities within the PRC.

For the three months ended March 31, 2010 and 2009 respectively, no customer accounted for 10% or more of the Group’s revenue.

For the three months ended March 31, 2010 and 2009 respectively, no vendor accounted for 10% or more of the Group’s purchases.

YANGLIN SOYBEAN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009 (AS RESTATED)
(UNAUDITED)
(Stated in US Dollars)

5.	CASH-RESTRICTED

Cash-restricted consists of the following at:

	March 31, 2010	December 31, 2009
	(unaudited)

Bank deposits held as collateral for bank loan – PRC	$1,462,823	$1,462,587
Bank deposits held in trust account – U.S.	221,860	278,018
Balance at the end of period	$1,684,683	$1,740,605

Cash-restricted represents $221,860 and $278,018 as of March 31, 2010 and December 31, 2009, respectively, maintained in a trust account in the United States for the purpose of payment for investor and public relations costs. At March 31, 2010, $1,462,823 was requested by Agricultural Development Bank of China as collateral to guarantee the repayment of the loan of $7,314,112 (RMB50,000,000) from Yanglin.

YANGLIN SOYBEAN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009 (AS RESTATED)
(UNAUDITED)
(Stated in US Dollars)

6.	TRADE RECEIVABLES, NET

Details of trade receivables consist of the following:

	March 31, 2010	December 31, 2009
	(unaudited)

Trade receivables, gross	$334	$334
Allowance for doubtful accounts	(2)	(2)
Net balance at the end of period	$332	$332

An analysis of the allowance for doubtful accounts for the three months ended March 31, 2010 and the year ended December 31, 2009 is as follows:

	March 31, 2010	December 31, 2009
	(unaudited)

Balance at beginning of period/year	$2	$1,309
(Reduction) / Addition of bad debt expense	-	(1,307)
Foreign exchange adjustment	-	-
Balance at the end of period	$2	$2

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

YANGLIN SOYBEAN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009 (AS RESTATED)
(UNAUDITED)
(Stated in US Dollars)

7.	INVENTORIES

Inventories consist of the following:

	March 31, 2010	December 31, 2009
	(unaudited)

Finished goods	$1,066,174	$2,560,585
Raw materials	4,053,677	5,795,760
Balance at the end of period	$5,119,851	$8,356,345

8.	OTHER RECEIVABLES AND PREPAID EXPENSES

Details of other receivables and prepaid expenses consist of the following:

	March 31, 2010	December 31, 2009
	(unaudited)

Advances for materials	$4,564	$3,101
Prepayment for customers’ transportation costs	54,427	56,229
Advances for travel	27,176	28,152
Prepaid service fee	14,628	14,626
Other	34,854	6,092
Balance at the end of period	$135,649	$108,200

YANGLIN SOYBEAN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009 (AS RESTATED)
(UNAUDITED)
(Stated in US Dollars)

9.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	March 31, 2010	December 31, 2009
	(unaudited)

Building	$9,170,555	$9,169,080
Machinery and equipment	25,715,029	25,710,890
Office equipment	128,212	128,192
Motor vehicles	1,168,496	1,168,308
	36,182,292	36,176,470
Less: accumulated depreciation	(9,598,370)	(8,879,105)
Balance at the end of period	$26,583,922	$27,297,365

As of March 31, 2010, building with net book value of $1,502,417 and machinery and equipment with net book value of $9,587,548 were pledged as collateral under certain loan arrangements. These loans were primarily obtained for general working capital.

YANGLIN SOYBEAN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009 (AS RESTATED)
(UNAUDITED)
(Stated in US Dollars)

9.	PROPERTY, PLANT AND EQUIPMENT (Continued)

Included in the above balances of property, plant and equipment are assets deemed as temporarily idle by the management comprising of the following:

	March 31, 2010	December 31, 2009
	(unaudited)
Buildings	$882,914	$882,772
Machinery and equipment	3,832,595	3,831,978
	4,715,509	4,714,750
Less: accumulated depreciation	(493,520)	(393,173)
Net book value	$4,221,989	$4,321,577

Depreciation expense is included in the consolidated statement of operations and comprehensive income as follows:

	Three months ended March 31, 2010	Three months ended March 31, 2009
	(unaudited)	(unaudited) (as restated)

Cost of sales	$288,245	$593,997
General and administrative expenses	429,598	389,449
Total depreciation expenses	$717,843	$983,446

YANGLIN SOYBEAN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009 (AS RESTATED)
(UNAUDITED)
(Stated in US Dollars)

10.	ASSETS HELD FOR SALE

As of December 31, 2009, Yanglin has classified certain manufacturing facilities as held for sale.  Assets held for sale consists of the following:

	March 31, 2010	December 31, 2009
	(unaudited)

Building	$1,339	$1,339
Machinery and equipment	569,162	569,070
Balance at end of period/year	$570,501	$570,409

Management plans to seek a buyer of these assets on the open market. The assets are expected to be sold in 2010.

Assets held for sale are valued at the lower of cost or fair value less costs to sell. Estimates of fair value are based on the proceeds expected to be realized on the sale of the assets. There were no additional impairment charges recorded during the three months ended March 31, 2010.

YANGLIN SOYBEAN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009 (AS RESTATED)
(UNAUDITED)
(Stated in US Dollars)

11.	INTANGIBLE ASSETS

Intangible assets consist of the following:

Amortized intangible assets	January 1, 2010	Accumulated amortization	Foreign currency translation difference	March 31, 2010 (unaudited)
Land use rights	$4,004,529	(513,462)	644	$3,491,711
Railway use rights	1,199,321	(328,439)	193	871,075
Total amortized intangible assets	$5,203,850	(841,901)	837	$4,362,786

As of March 31, 2010, land use rights with net book value of $1,257,454 were pledged as collateral for certain loans.

Amortization expenses are included in the consolidated statement of operations and comprehensive income as follows:

	Three months ended March 31, 2010	Three months ended March 31, 2009
	(unaudited)	(unaudited) (as restated)

Selling expenses	$32,665	$21,805
General and administrative expenses	21,168	32,615
Total amortization expense	$53,833	$54,420

YANGLIN SOYBEAN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009 (AS RESTATED)
(UNAUDITED)
(Stated in US Dollars)

11.	INTANGIBLE ASSETS (Continued)

The estimated aggregate amortization expenses for intangible assets for the five succeeding years are as follows:

March 31,
2011	$215,328
2012	215,328
2013	215,328
2014	215,328
2015	215,328
thereafter	3,286,146
$4,362,786

YANGLIN SOYBEAN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009 (AS RESTATED)
(UNAUDITED)
(Stated in US Dollars)

12.	SHORT-TERM BANK LOANS

(A)	Short-term bank loans consist of the following:

	March 31, 2010	December 31, 2009	Collateral
	(unaudited)

Loans from Agricultural Development Bank of China, interest rates at 5.31% per annum, due August 30, 2010	$7,314,112	$7,312,935

Loans from Agricultural Development Bank of China, interest rates at 5.31% per annum, due November 5, 2010	5,851,289	5,850,348	Building, machinery and equipment and land use rights

Loans from Agricultural Development Bank of China, interest rates at 5.31% per annum, due July 30, 2010	7,314,112	7,312,935	Restricted cash

Balance at the end of period	$20,479,513	$20,476,218

These loans were obtained and used by Yanglin for working capital. Interest expense for the three months ended March 31, 2010 and 2009 were $271,876 and $84,659, respectively.

(B)	Credit lines

As of March 31, 2010, the Group had a credit line facility with the availability to borrow up to $105 million (equivalent to RMB 718 million), with Agricultural Development Bank of China (the “Bank”). On April 25, 2010, the Bank cancelled this credit line, since it was only to be used to purchase soybeans in the season of bulk purchase of agricultural products, and the season was complete. As a result, the Group has no available credit line after that date. The Bank will review the status of the Group and determine if a new credit line will be granted.

YANGLIN SOYBEAN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009 (AS RESTATED)
(UNAUDITED)
(Stated in US Dollars)

13.	OTHER PAYABLES

Other payables consist of the following:

	March 31, 2010	December 31, 2009
	(unaudited)

Due for construction	$824,523	$824,424
Others	4,254	-
Balance at the end of period	$828,777	$824,424

Due for construction represents the balance due to respective contractors, which consists primarily of retainage payable which is expected to be paid after one year from the time Yanglin accepts the work. The work was accepted in 2009. Yanglin expects to pay the balance in the second quarter of 2010.

14.	RELATED PARTIES TRANSACTIONS

(A)	Loans from related parties consist of the following:

	March 31, 2010	December 31, 2009
	(unaudited)

Loans from certain employees, interest rates at 7.722% and 9.405% per annum respectively, with various installments, due October 28, 2016	$341,125	$367,867

Current portion due within one year	(52,906)	(53,676)
	$288,219	$314,191

These loans were obtained and used by Yanglin for working capital. All of the installments due during the first three months of 2010 were paid on their due dates.  Interest expense for the three months ended March 31, 2010 and 2009 were $6,736 and $8,845, respectively.

YANGLIN SOYBEAN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009 (AS RESTATED)
(UNAUDITED)
(Stated in US Dollars)

14.	RELATED PARTIES TRANSACTIONS (Continued)

These loans are between Yanglin, Mr. Shulin Liu, the CEO of Yanglin, and certain employees and officers of Yanglin. Mr. Shulin Liu gifted 12 houses to these employees and officers for their long-term services, and these employees and officers personally obtained mortgage loans from the Industrial and Commercial Bank of The PRC, using these houses as collateral.  The employees simultaneously loaned the proceeds to Yanglin to be used as working capital. These employees and officers have been making principal and interest payments on the loans directly to the bank and Yanglin will reimburse them for the full amount at a later date.

The future principal payments under the bank loans are as follows:

For the twelve months ended March 31,
2011	$52,906
2012	50,570
2013	45,119
2014	48,676
2015	52,514
Thereafter	91,340
Total	$341,125

(B)	Heilongjiang Yanglin Group Seed Co. Ltd.

Heilongjiang Yanglin Group Seed Co. Ltd. “Yanglin Seed Co.”, which is wholly owned and managed by Mr. Shulin Liu, the Company’s chief executive officer, is an affiliate of the Company. Yanglin Seeds Co. supplies the farmers with “Yanglin” brand soybean seeds which provide higher oil yield. Pursuant to annual intentional supply agreements with the Company, the farmers sell the harvested soybeans to Yanglin. Yanglin Seeds Co. extends favorable commercial terms to these farmers, such as competitive price, for them to purchase “Yanglin” soybean seeds. Meanwhile, Yanglin offers cash-upon-delivery payment terms to the farmers for purchases of the harvested soybeans grown from “Yanglin” soybean seeds. These arrangements ensure that we maintain good relations with our suppliers, and enjoy a stable supply of soybeans that meet our high quality standards. There was no related party transaction or commitment between Yanglin Seed Co. and the Group as of March 31, 2010 and for the three months ended March 31, 2010 and 2009 respectively.

YANGLIN SOYBEAN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009 (AS RESTATED)
(UNAUDITED)
(Stated in US Dollars)

14.	RELATED PARTIES TRANSACTIONS (Continued)

(C)	Stock exchange listing shares contributed by majority shareholder

In connection with the sale of the Series A Convertible Preferred Stock during October 2007, the Company committed to apply to list and have its shares of common stock traded on the Nasdaq Capital Market, the Nasdaq Global Select Market or the Nasdaq Global Market or any successor market thereto (collectively, “Nasdaq”), or the New York Stock Exchange or any successor market thereto (together with Nasdaq, each a “National Stock Exchange”), no later than December 31, 2008. As a result of failing to achieve such listing, the Company’s majority shareholder, Winner State Investments Limited, committed to transfer 1,000,000 shares of common stock in the Company to the purchasers of shares of Series A Convertible Preferred Stock. The Company has accounted for this as a contribution of capital by its majority stockholder and recorded a charge to operations in the amount of $4,480,000 for the year ended December 31, 2008 based on the closing market price of $4.48 per share on December 31, 2008. This charge was the same as the restatement of beginning retained earnings as of January 1, 2009. These shares have not been transferred as at March 31, 2010. We will determine whether the transfer of these shares should be made or waived after the negotiation with our Series A preferred stockholders.

YANGLIN SOYBEAN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009 (AS RESTATED)
(UNAUDITED)
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

	Number of warrants
Series of warrant	3/31/2010	12/31/2009	3/31/2009	Exercise price	Contractual term	Expiration Date
Series A	10,000,000	10,000,000	10,000,000	$2.75	5 years	October 2, 2012
Series B	5,000,000	5,000,000	5,000,000	$3.50	5 years	October 2, 2012
Series J	0	0	7,801,268	$2.37	1.5 years	April 3, 2009
Series C	0	0	7,801,268	$3.03	5 years	April 3, 2009
Series D	0	0	3,900,634	$3.85	5 years	April 3, 2009
Series E	1,000,000	1,000,000	1,000,000	$2.58	5 years	October 2, 2012
Series F	500,000	500,000	500,000	$3.01	5 years	October 2, 2012
Total	16,500,000	16,500,000	36,003,170

On April 3, 2009, series J, C and D warrants expired unexercised.

YANGLIN SOYBEAN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009 (AS RESTATED)
(UNAUDITED)
(Stated in US Dollars)

15.	CONVERTIBLE PREFERRED STOCK AND WARRANTS (Continued)

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

YANGLIN SOYBEAN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009 (AS RESTATED)
(UNAUDITED)
(Stated in US Dollars)

15.	CONVERTIBLE PREFERRED STOCK AND WARRANTS (Continued)

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

YANGLIN SOYBEAN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009 (AS RESTATED)
(UNAUDITED)
(Stated in US Dollars)

15.	CONVERTIBLE PREFERRED STOCK AND WARRANTS (Continued)

The agreement also provides that if the Company does not file, or if the registration statements aren’t declared effective throughout the required period, or if the Company ceases to trade on certain exchanges as defined, the Company shall pay damages equal to 1.5% of the amount invested for each calendar month capped at a cumulative damage payment amount of 15%. In connection with the sale of the Series A Convertible Preferred Stock during October 2007, the Company committed to apply to list and have its shares of common stock traded on the Nasdaq Capital Market, the Nasdaq Global Select Market or the Nasdaq Global Market or any successor market thereto (collectively, “Nasdaq”), or the New York Stock Exchange or any successor market thereto (together with Nasdaq, each a “National Stock Exchange”), no later than December 31, 2008. As a result of failing to achieve such listing, the Company’s majority shareholder, Winner State Investments Limited, committed to transfer 1,000,000 shares of common stock in the Company to the purchasers of shares of Series A Convertible Preferred Stock of the Company. The Company has accounted for this as a contribution of capital by its majority stockholder and recorded a charge to operations in the amount of $4,480,000 for the year ended December 31, 2008. Such shares were valued based on the closing market price of $4.48 per share on December 31, 2008.

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

YANGLIN SOYBEAN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009 (AS RESTATED)
(UNAUDITED)
(Stated in US Dollars)

15.	CONVERTIBLE PREFERRED STOCK AND WARRANTS (Continued)

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

YANGLIN SOYBEAN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009 (AS RESTATED)
(UNAUDITED)
(Stated in US Dollars)

15.	CONVERTIBLE PREFERRED STOCK AND WARRANTS (Continued)

As such, effective January 1, 2009, the Company reclassified the fair value of these warrants from equity to liability, as if these warrants were treated as a derivative liability since their issuance in October 2007. On January 1, 2009, the Company recorded as a cumulative effect adjustment by decreasing additional paid-in capital by the amount of $15,003,941 and decreasing the beginning balance of retained earnings by the amount of $72,047,158, and recording $87,051,099 as a warrant liability to recognize the fair value of such warrants on January 1, 2009. The fair value of the warrants was $59,936,144, $22,452,126 and $27,573,698 on March 31, 2009 and 2010 and December 31, 2009, respectively. The Company recognized $5,121,571 and $27,114,955 as income from the change in fair value of warrants for the three months ended March 31, 2010, and 2009, respectively.

The fair value was calculated using the Black-Scholes option pricing model. The assumptions that were used to calculate fair value of the warrants were as follows:

Investor Warrants:	March 31, 2010	March 31, 2009	December 31, 2009

Expected volatility	99.7%	124.2%	105%

Risk free rate	1.6%	1.15%	1.7%

Expected terms	2.51	3.51	2.76

Expected dividend yield	-	-	-

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

YANGLIN SOYBEAN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009 (AS RESTATED)
(UNAUDITED)
(Stated in US Dollars)

15.	CONVERTIBLE PREFERRED STOCK AND WARRANTS (Continued)

After the expiration of the Series J Warrants on April 3, 2009, all of the unissued Series B convertible Preferred Shares were cancelled and reverted to the status of authorized but unissued preferred stock, undesignated as to series and subject to reissuance as shares of preferred stock of any one or more series as permitted by the Articles of Incorporation. There were no issued and outstanding shares of Series B Convertible Preferred Shares as of March 31, 2010 and December 31, 2009.

The following table summarizes warrant activity for the three months ended March 31, 2010 and the year ended December 31, 2009:

	Warrants	Weighted-average exercise price	Aggregate Intrinsic Value

Outstanding at December 31, 2008	36,003,170	$2.95	$55,064,914
Issued	-	-
Exercised	-	-
Expired	(19,503,170)	2.93	12,482,029
Outstanding at December 31, 2009	16,500,000	2.97	2,370,000
Issued	-	-
Exercised	-	-
Expired	-	-
Outstanding at March 31, 2010	16,500,000	$2.97	$2,370,000

The terms of outstanding warrants as of March 31, 2010 are as follows:

	Warrants outstanding			Warrants exercisable
Range of exercise prices	Number outstanding	Weighted average remaining contractual life (years)	Weighted average exercise price	Number exercisable	Weighted average exercise price

$2.58-$3.50	16,500,000	2.51	$2.97	16,500,000	$2.97

YANGLIN SOYBEAN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009 (AS RESTATED)
(UNAUDITED)
(Stated in US Dollars)

16.	STOCK OPTIONS

At the time the Company appointed an independent director, the Company agreed to grant the director, as part of his compensation, 20,000 stock options annually. The stock options will be granted at the end of each quarter with the exercise price being the stock price at the last trading day of the quarter. During the three months ended March 31, 2010, the Company granted 5,000 options to the independent director in connection with his service in the first quarter of 2010. The options have an exercise price of $2.69 per share and are fully vested on the date of grant.

The Company valued the stock options by the Black Scholes model with the following assumptions:

Number of Options Issued	Expected Term	Expected Volatility	Dividend Yield	Risk Free Interest Rate	Grant Date Fair Value

5,000	5	99.65%	0%	2.55%	$10,126

The following is a summary of the option activity:

	Options	Weighted-average exercise price	Aggregate Intrinsic Value
Outstanding at December 31, 2008	-	$-	$-
Issued	15,000	3.02	-
Exercised	-	-	-
Expired	-	-	-
Outstanding at December 31, 2009	15,000	3.02	-
Issued	5,000	2.69	-
Exercised	-	-	-
Expired	-	-	-
Outstanding at March 31, 2010	20,000	$2.94	$-

YANGLIN SOYBEAN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009 (AS RESTATED)
(UNAUDITED)
(Stated in US Dollars)

16.	STOCK OPTIONS (Continued)

Following is a summary of the status of options outstanding at March 31, 2010:

	Options outstanding			Options exercisable
Range of exercise prices	Number outstanding	Weighted average remaining contractual life (years)	Weighted average exercise price	Number exercisable	Weighted average exercise price

$2.69-$3.10	20,000	4.625	$2.94	20,000	$2.94

For the three months ended March 31, 2010 and 2009, the Company recognized $10,126 and $0 as compensation expense for the stock options granted to the independent director.

YANGLIN SOYBEAN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009 (AS RESTATED)
(UNAUDITED)
(Stated in US Dollars)

17.	EARNINGS PER SHARE

The calculation of the basic and diluted earnings per share attributable to the common stockholders is based on the following data for the three months ended March 31:

	2010	2009
	(unaudited)	(unaudited) (as restated)

Numerator
Earnings:

Earnings for the purpose of basic earnings per share	$3,970,667	$24,863,756
Effect of dilutive potential common stock	-	-
Earnings for the purpose of dilutive earnings per share	$3,970,667	$24,863,756

Denominator
Number of shares:

Weighted average number of common stock for the purpose of basic earnings per share	20,465,119	20,000,003
Effect of dilutive potential common stock - conversion of convertible preferred stock	9,534,883	9,999,999
Effect of dilutive potential common stock - conversion of warrants and stock options	445,614	9,177,592
Weighted average number of common stock for the purpose of dilutive earnings per share	30,445,616	39,177,594

YANGLIN SOYBEAN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009 (AS RESTATED)
(UNAUDITED)
(Stated in US Dollars)

18.	INCOME TAXES

As of March 31, 2010, the Group had net operating tax losses carried forward of $14,934,143, which includes $395,187 and $14,538,956 in the US and PRC, respectively. Those losses carried forward in the US and PRC will expire between years 2013 and 2029. The Group has established a full valuation allowance against its net deferred tax assets due to the Group’s history of pre-tax losses and the resulting likelihood that the deferred tax assets are not realizable.

The Group has not recorded any income tax provision for the three months ended March 31, 2010, since the Group has estimated that its estimated annual effective income tax rate will be zero.

The Group is not aware of any unrecorded tax liabilities which would impact the Group’s financial position or its results of operations as of March 31, 2010 and December 31, 2009.

YANGLIN SOYBEAN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009 (AS RESTATED)
(UNAUDITED)
(Stated in US Dollars)

19	VARIABLE INTEREST ENTITY

The Company, as a primary beneficiary of Yanglin, consolidates Yanglin, as a Variable Interest Entity (“VIE”), of which we are the primary beneficiary. The liabilities recognized as a result of consolidating a VIE do not represent additional claims on our general assets; rather, they represent claims against the specific assets of the consolidated VIE. Conversely, assets recognized as a result of consolidating a VIE do not represent additional assets that could be used to satisfy claims against our general assets. Reflected in the March 31, 2010 and December 31, 2009 balance sheets are consolidated VIE assets of $81.09 and $81.9 million, respectively, which are comprised mainly of cash, inventory and property and equipment. VIE liabilities mainly consist of short term bank loans and payables for working capital.

20	PARENT-ONLY FINANCIAL STATEMENTS

As mentioned in note 1 to the consolidated financial statements, as a result of entering into the contractual agreements, WFOE is deemed to control Yanglin as a Variable Interest Entity. These agreements may have restrictions on the ability of Yanglin to transfer funds to the Company through inter-company loans, advances and cash dividends which consist of additional paid in capital, statutory reserves and retained earnings of $50,546,992 and $51,548,050 respectively as at March 31, 2010 and December 31, 2009.

The following tables present unconsolidated financial information of the Company only:

Balance Sheets as of March 31, 2010 and December 31, 2009

	2010	2009
	(unaudited)
Cash – restricted	$221,860	$278,018
Other prepayment	28,079	1,216
Investments in subsidiaries	57,299,484	58,363,646
Total assets	$57,549,423	$58,642,880

Other current liabilities	$170,698	$132,777
Warrant liabilities	22,452,127	27,573,698
Total liabilities	22,622,825	27,706,475

Total shareholders’ equity	34,926,598	30,936,405
Total liabilities and shareholders’ equity	$57,549,423	$58,642,880

YANGLIN SOYBEAN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009 (AS RESTATED)
(UNAUDITED)
(Stated in US Dollars)

20	PARENT-ONLY FINANCIAL STATEMENTS (Continued)

Statements of Operations and Other Comprehensive Income for the three months ended March 31,

	2010	2009
	(unaudited)	(unaudited) (as restated)

Investment loss - equity method	$(1,064,162)	$(2,133,692)
General and administrative expenses	(77,342)	(26,862)
Loss from operations before income taxes	(1,141,504)	(2,160,554)
Change in fair value of warrants	5,121,571	27,114,955
Income before income taxes	3,980,067	24,954,401
Income taxes	-	-
Net income	$3,980,067	$24,954,401

ITEM 2-MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our unaudited consolidated financial statements, and the related footnotes thereto, appearing elsewhere in this report, and in conjunction with management’s discussion and analysis and the audited consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2009.

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

The manufacturing process includes sifting, crushing, heating and pressing soybeans, extracting and separating oil from crushed soybeans, cleansing, hydrating and packaging of oil as well as drying and packaging soybean meal. Our main products include Grade IV soybean oil, salad oil and soybean meal. We broadened our product line to include value-added products such as squeezed oil, low temperature soybean meal and concentrated soy protein, and we plan to produce powdered oil, textured protein and defatted soybean powder. Formal production of squeezed oil has already begun. We are now adjusting the formula and techniques used for powdered oil and we expect to start production within a few months. We are producing concentrated soy protein in small quantities of commercial grade product and making considerable efforts to develop the market for this product. Defatted soy powder and textured protein may be launched at a later date, depending on trends in the market and the specific product economics.

We sell our products under the “Yanglin” brand name to various regions of the PRC through our many distribution channels. In the three months ended March 31, 2010, we generated total revenue of approximately $ 34.1 million with a net loss of $1.2 million, exclusive of a non-cash income of $5.1 million resulting from the change in fair value of warrants, which was not related to our operations.

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

We believe that the PRC government still supports the development of the domestic non-GM soybean industry. One measure the government has taken is to grant domestic soybean processors a subsidy of approximately $23 per ton for soybeans purchased from farmers before April 30, 2010 at a government guided price. Though the subsidy will be received by soybean processors no earlier than the end of June 2010, it may help to reduce the effective cost of sales of these enterprises, including us.

However, there are some factors that may impose unfavorable effects on our future operations, including:

●	The expected good harvest of genetically modified soybeans in US and South America in 2010, which may cause an increase in the volume of soybeans imported to the PRC at lower prices.
●	Possible further appreciation of Renminbi against USD in the future, which may also reduce the import price of genetically modified soybeans.
●	The uncertainties in the subsidy and supporting policies of the PRC government regarding the domestic soybean industry.

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

Processing capacity of soybean. Our current annual processing capacity of soybean is 520,000 metric tons. We processed approximately 357,400 metric tons in the year 2009 and 66,022 metric tons in the first quarter of 2010. Based on these figures, it can be estimated that the current production capacity is sufficient for current demand. Since October 2009, Factory No. 2 has stopped the production of low temperature soybean meal due to the low protein content of the soybeans purchased; this was caused by unfavorable weather in 2009. Factory No. 2 has 120,000 out of the 520,000 tons of the Company’s total annual processing capacity. The production volume of low temperature soybean meal occupied about a 4% share of the total annual production volume in 2009, so it is expected that there will be no significant impact on our total processing and production capacity.

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

Government policy or direct purchase. Usually the price of soybean is determined by market mechanisms; however, government policy may have a significant impact on it. For example, the PRC government conducted a national strategic purchase from late 2008 to June 2009 and effectively raised the purchase price of soybeans in the market by offering a price that was about 10% higher than normal market prices to farmers. At the end of November 2009, the government decided to grant domestic soybean processors a subsidy of approximately $23 per ton if they purchase soybeans from farmers at a government guided price. Such and similar actions of the government may materially affect our cost of sales.

Gross Profit (Loss)

Gross profit (loss) is the result of the combined effects of the following factors: (a) the selling price of our products, (b) the sales volume and the individual profit margin of each product, and (c) the cost of sales. We are a middle stream processor, and the profit margin of middle stream processing is usually relatively stable. Under normal circumstances our gross profit margin has been in the range of 7% to 9%, based on previous experience until 2008.

If exceptional circumstances exist, gross margin may be seriously affected. Due to extremely unfavorable environmental factors, such as the national purchase of soybean by the PRC government at higher than market prices and the low cost imports of soybean at large volumes, we suffered a gross loss in the first quarter of 2009.

In the first quarter of 2010, we managed to achieve a small gross profit as a result of the combination of the following factors: strong demand for our products around the Chinese New Year, reduced pressure on the prices of our products imposed by imported soybeans at relatively high prices and strict cost saving measures.

It should be noted that, in the near future, our profitability may be influenced materially by the following factors, including but not limited to: the expected increase in soybean output of United States and South America in 2010 which may mean more imports to the PRC, the possible appreciation of RMB against USD which may cause imported soybean to be cheaper, the uncertainties in the policies of Chinese government, etc.

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

Although we are subject to United States taxation, we do not anticipate incurring significant United States income tax liability for the foreseeable future because:

●	We do not conduct any material business or maintain any branch office in the United States;

●	The earnings generated from our non-U.S. operating companies are generally eligible for a deferral from United States taxation until such earnings are repatriated to the United States; and,

●
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

However, as Yanglin has been recognized as a Key Leading Enterprise in the Industrialization of Agriculture Industry by the PRC’s central government, Yanglin had enjoyed a complete exemption from income taxes until 2009. Our status is reviewed every two years. The latest review of Yanglin’s status of National Key Leading Enterprise in Agriculture has been finished by the government in March 2010, and the status was granted to the Company for the period from January 2010 to June 2012. The Company received this government approval on May 7, 2010. Other than the PRC's central government's award, a review by the local tax authority is also required in order to enjoy a 2010 tax exemption.

The Group had a taxable loss in the first quarter of 2010. Therefore, even if Yanglin does not obtain tax exemption benefit, the group will have no income tax expense in the first quarter of 2010.

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

Results of Operations

The Three Months Ended March 31, 2010 Compared with the Three Months Ended March 31, 2009

		The three months
	The three months	Ended March 31, 2009
Consolidated Statement of Operations and	Ended March 31, 2010	($)
Comprehensive (Loss) Income	($)	(as restated)

Net Sales	$34,082,815	$43,032,326
Cost of sales	(34,066,192)	(44,174,348)
Gross profit (loss)	16,623	(1,142,022)
Selling expenses	(64,776)	(69,246)
General and administrative expenses	(850,042)	(1,018,180)
Loss from operations	(898,195)	(2,229,448)
Interest income	26,253	71,725
Interest expense	(278,612)	(93,505)
Other (expenses) income	(350)	29
Changes in fair value of warrants	5,121,571	27,114,955
Income from operations before income tax	3,970,667	24,863,756
Income tax	-	-
Net income	3,970,667	24,863,756
Foreign currency translation adjustment	9,400	90,645
Comprehensive income	$3,980,067	$24,954,401

Net Sales

	For The Three Months Ended Mar. 31,		Period to Period Change
Item	2010 Amount ($)	2009 (as restated) Amount ($)	Amount ($)%
Soybean meal	$23,449,685	29,515,153	(6,065,468)	-20.6%
Soybean oil	8,809,834	11,594,584	(2,784,750)	-24.0%
Salad Oil	1,582,093	1,837,004	(254,911)	-13.9%
Squeezed oil	241,202	85,585	155,618	181.8%
Total Net Sales	$34,082,815	43,032,326	(8,949,511)	-20.8%

The decrease in sales revenue was mainly caused by the reduction in production and sales volume of our major products, resulting from unfavorable situations in economic and industrial environments, though the average selling prices of these products rose over the period. Since the cost of raw materials, mostly soybeans, have a share of above 95% in our total cost of production and sales, so cost of sales usually decreases when production volume does.

The PRC has long imported large volumes of genetically-modified (GM) soybeans from the U.S. and South America, and such import reached new peaks at the end of 2009. The aggregate import volume reached 42.55 million tons in 2009, an increase of 13.7% over that of 2008, while the average monthly volume was 3.55 million tons. During the first three months of 2010, the PRC imported over 11 million tons of soybean. The imported soybeans were usually sold at prices lower than that of domestically produced soybeans, representing a low cost alternative for domestic processors, which previously used domestic soybeans as raw materials. Importation of GM soybeans significantly influenced price levels in the PRC’s domestic market for soybean products.

Meanwhile, the PRC suffered from a reduction in the production volume of soybeans in the harvest season of 2009. The reasons for this reduction were that Chinese farmers reduced the planting area of soybean by about 330,000 hectares and planted more corn in 2009, since corn offered a better economic return than soybean. Additionally, the weather was rainy and overcast during the growing period for soybean, extending the period and reducing unit production volume and quality. As a result, the overall supply volume of soybean decreased.

Due to the combined effect of the above factors, there was a decline in the sales volumes of our products. In the three months ended March 31, 2010, we sold 56,544 tons of soybean meal, 9,221 tons of soybean oil and 1,584 tons of salad oil, representing decreases of 25.9%, 35.3% and 26.1%, respectively over the quarter ended March 31, 2009, when we sold 76,353 tons of soybean meal, 14,246 tons of soybean oil and 2,144 tons of salad oil. The sales volume of squeezed oil increased by 158.2%, from 79 tons to 204 tons over the period. Though the average selling prices of soybean meal, soybean oil, salad oil and squeezed oil in the three months ended March 31, 2010 grew by 7.3%, 17.4%, 16.6% and 9.1% respectively over the prices in the same period a year ago, such price increase could not compensate for the significant decrease in sales volumes. Consequently, there has been a large decrease in sales revenue over the same quarter in 2009.

Cost of Sales and Gross (Loss) Profit

	For The Three Months Ended March 31,				Period to Period Change
			2009	%
	2010	% of Sales	(as restated)	of Sales
Cost of Sales:	Amount ($)	Revenue	Amount ($)	Revenue	Amount ($)%
Soybean meal	$(23,568,199)	100.5%	$(30,115,761)	102.0%	$6,547,562	-21.7%
Soybean oil	(8,692,094)	98.7%	(12,088,009)	104.3%	3,395,915	-28.1%
Salad oil	(1,567,736)	99.1%	(1,877,330)	102.2%	309,594	-16.5%
Squeezed oil	(238,163)	98.7%	(93,248)	109.0	(144,915)	155.4%
Total Cost of Sales	$(34,066,192)	99.9%	$(44,174,348)	102.7%	$10,108,156	-22.9%
Gross (Loss) Profit:
Soybean meal	$(118,514)	-0.5%	$(600,608)	-2.0%	$482,094	80.3%
Soybean oil	117,740	1.3%	(493,425)	-4.3%	611,165	123.9%
Salad Oil	14,357	0.9%	(40,326)	-2.2%	54,683	135.6%
Squeezed oil	3,039	1.3%	(7,663)	-9.0%	10,702	139.7%
Total Gross Profit (Loss)	$16,622	0.05%	$(1,142,022)	-2.7%	$1,158,644	101.5%

Our cost of sales for the three months ended March 31, 2010 decreased by $10,108,156 or 22.9% over the three months ended March 31, 2009, as restated, while the ratio of cost as a percentage to net sales value decreased from 102.7% to 99.9% over the period. The decrease in cost of sales was mainly caused by the reduction of processing volume. We recorded a gross profit of $16,622 in the three months ended March 31, 2010, in comparison to a gross loss of $1,142,022 in the three months ended March 31, 2009. Our gross profit margin improved from -2.7% to 0.05% over the same period. The main reason for the changes in gross profit was the increase in the market selling prices of certain of our soybean products.

In the first quarter of 2010, we processed only 66,022 tons of soybean, a decrease of 30.8% from 95,343 tons in the same period a year ago. Meanwhile, the sales volume of our major products experienced material reduction over the period (please refer to the section “Net Sales” above for details). The reason for the decrease was that we voluntarily reduced processing and production volume, in response to the large, cheaper import of soybean and reduced supply of soybean due to farmers’ preference and weather reasons. Meanwhile, we kept implementing strict costing saving measures during the quarter, including reducing the consumption of water and electricity. This also contributed to the reduction of cost of sales.

During the first quarter of 2010, the market prices of our products remained high. The average selling prices were higher than those in the first three months of 2009 (please refer to the section “Net Sales” above for details). Traditionally, the demand for soybean products is strong during the first quarter of the year, especially during the Chinese New Year holiday. Though still lower than that of domestic non-GM soybean, the price of imported soybeans has remained at a relatively high level from late 2009 until the first quarter of 2010, as compared to historical data. For example, the price of soybean imported from US after including import duty was approximately $534 per ton at the end of March 2010, while that at the beginning of January 2010 was approximately $566. In comparison, the price was only approximately $512 per ton at the beginning of October 2009. As a result, the pressure imposed by imported soybean on the prices of soybean products in Chinese market was reduced. The above factors supported higher selling prices of our products and hence the improved gross margin.

Due to the government’s decision to grant domestic soybean processors a subsidy for soybeans purchased from farmers before April 30, 2010 at a government guided price, the effective cost of sales of ours will be reduced. However, the effect of such subsidy on our profitability will not be reflected in our financial results until early in the third quarter of 2010, the time that we expect to receive the subsidy, following government review. We also believe that our profitability may be influenced materially by the following factors, including but not limited to: the expected increase in soybean output of United States and South America in 2010, which may mean more imports to the PRC; the possible appreciation of RMB against USD, which may cause imported soybean to be cheaper; the uncertainties in the policies of Chinese government, etc.

Operating Expenses

	For The Three Months Ended March 31,
			2009		Period to Period
	2010	% of Sales	(as restated)	% of Sales	Change
	Amount ($)	Revenue	Amount ($)	Revenue	Amount ($)%
Selling Expenses	$(64,776)	0.2%	$(69,246)	0.2%	$4,470	-6.5%
General & Administrative Expenses	(850,042)	2.5%	(1,018,180)	2.4%	168,138	-16.5%
Total Operating Expenses	$(914,818)	2.7%	$(1,087,426)	2.5%	$172,608	-15.9%

Selling expenses for the three months ended March 31, 2010 decreased by 6.5% as compared to the three months ended March 31, 2009, as restated. This decrease was mainly due to the decrease in loading and unloading expenses, which are usually directly related to sales volume. As a percentage of net sales, selling expenses remained stable at 0.2% over the period.

General and administrative expenses for the three months ended March 31, 2010 decreased by 16.5% over the three months ended March 31, 2009, as restated. This was the result of the strict cost saving measures we have been taking, and reduction of expenses for items such as travel, business entertainment and consumption of water and electricity for management purposes, as well as professional expenses related to listing in the U.S. As a percentage of net sales, general and administrative expenses rose from 2.4% for the first quarter of 2009 to 2.5% for the first quarter of 2010, as there was a decrease in the amount of total net sales over the period.

As compared to the first quarter of 2009, total operating expenses decreased by 15.9% in the first quarter of 2010, and the percentage of net sales increased from 2.5% to 2.7%.

Net Income

	For The Three Months Ended March 31,
			2009		Period to Period
	2010	% of Sales	(as restated)	%of Sales	Change
	Amount ($)	Revenue	Amount ($)	Revenue	Amount ($)%
Loss from operations	$(898,195)	-2.6%	$(2,229,448)	-5.2%	$1,331,253	-59.7%
Interest expenses	(278,612)	0.8%	(93,505)	0.2%	(185,107)	198.0%
Interest income	26,253	0.1%	71,725	0.2%	(45,472)	-63.4%
Other (expense) income	(350)	0.0%	29	0.0%	(379)	-1306.9%
Changes in fair value of warrants	5,121,571	15.0%	27,114,955	63.0%	(21,993,384)	-81.1%
Income tax	-	-	-	-	-	-
Net income	$3,970,667	11.7%	$24,863,756	57.8%	$(20,893,089)	-84.0%

Loss from operations was primarily due to aforementioned reasons in the sections “Net Sales” and “Cost of Sales and Gross Profit” above. For the first quarter of 2010, we generated a slight gross profit, and a loss after deducting selling and general and administrative expenses. Consequently, operating margin improved from negative 5.2% to negative 2.6%.

Interest expenses increased by 198.0% from the three months ended March 31, 2009, as restated, to the three months ended March 31, 2010. As a percentage of net sales, interest expense was 0.8% for the first quarter of 2010, as compared to 0.2% for the same period in 2009. The changes were mainly caused by a material increase in bank borrowings. The balance of bank borrowings on March 31, 2010 almost doubled on that on March 31, 2009. This was used to satisfy increased working capital needs. Interest income fell by 63.4% for the same period.

Effective January 1, 2009, we adopted the provisions of FASB ASC Topic 815, "Derivatives and Hedging" ("ASC 815"). As a result of adopting ASC 815, we recorded non-cash income of $27,114,955 for the first quarter of 2009, as restated, and $5,121,571 for the first quarter of 2010, resulting from the change in fair value of warrants issued to investors in conjunction with the Company’s Series A Convertible Preferred Stock in October 2007. The accounting treatment of the warrants resulted from an anti-dilution provision to the warrant holders.

Since Yanglin has been recognized as a “Key Leading Enterprise” in the industrialization of the agriculture industry by the Chinese government, Yanglin has qualified for a complete exemption from income taxes through 2009. This status is usually reviewed every two years, according to a government order. The latest review of Yanglin’s status of National Key Leading Enterprise in Agriculture has been finished by the government in March 2010, and the status was granted to the Company for the period from January 2010 to June 2012. The Company received this government approval on May 7, 2010. Other than the PRC's central government's award, a review by the local tax authority is also required in order to enjoy a 2010 tax exemption.

Net income, after including the abovementioned non-cash income from the change in fair value of warrants, decreased by 84.0% from the three months ended March 31, 2009, as restated, to the three months ended March 31, 2010. During the same period, net profit margin fell from 57.8% to 11.7%.

Earnings Per Share

	For The Three Months Ended March 31,
	2010	2009
	Unaudited	Unaudited As restated
Net Income for Basic Earnings Per Share	$3,970,667	$24,863,756
Basic Weighted Average Number of Shares	20,465,119	20,000,003
Net Income per Share – Basic	$0.19	$1.24
Net Income for Diluted Earnings Per Share	$3,970,667	$24,863,756
Diluted Weighted Average Number of Shares	30,445,616	39,177,594
Net Income per Share – Diluted	$0.13	$0.63

Basic and diluted earnings per share (EPS) for the quarter ended March 31, 2010, were $0.19 and $0.13, compared to $1.24 and $0.63 for the same quarter last year, as restated.

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

Because we usually pay cash to our suppliers upon purchase of soybeans, there is a higher than normal need for cash around harvest season. Under normal circumstances, our pattern of operations is as follows: (i) we will keep a large cash reserve until early October, the harvest time, and take short-term loans from banks at that time, (ii) we will build up a substantial inventory of soybeans so that for the period through the end of the year and for the following quarter or even the following half year, we will have sufficient raw materials to maintain operations and convert finished products to cash, and (iii) we will repay the short-term loans by the end of June or July the following year.

Currently we have a rank AA credit rating granted by the Agricultural Development Bank (the “Bank”). As at March 31, 2010, the Group had an additional credit line facility with the availability to borrow up to $105 million (equivalent to RMB 718 million) from the Bank. On April 25, 2010, the Bank cancelled this credit line, since it was only to be used to purchase soybeans in the season of bulk purchase of agricultural products, and the season was complete. As a result, the Group has no available credit line after that date. The Bank will review the status of the Group and determine if a new credit line will be granted.

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

Cash Flows for the Three Months Ended March 31, 2010 Compared with the Three Months Ended March 31, 2009

Operating Activities

Cash provided by operating activities for the three months ended March 31, 2010 was $3,176,882, while cash used in operating activities for the three months ended March 31, 2009, as restated, was $956,043. The change was mainly a result of a material reduction in the balance of inventories in the first quarter of 2010.

During the first quarter of 2010, we managed to reduce the balance of our inventories by $3,237,871, mainly because we materially reduced the purchasing volume of soybean and hence the cost of raw materials stored in our warehouse. We also increased the balance of customer deposits by $373,693. As a comparison, during the first quarter of 2009, we increased the balance of inventories by $2,408,856 and the balance of prepaid VAT by $1,061,674.

Our cash flows are stable, as we sell primarily on a cash basis, with negligible trade receivables. We usually sell our products a few days after they are produced.

Investing Activities

Net cash used in investing activities for the three months ended March 31, 2010 was nil, compared to $197,424 for the three months ended March 31, 2009. We did not purchase or build any non-current assets during the first quarter of 2010.

Financing Activities

Net cash provided by financing activities was $29,357 for the three months ended March 31, 2010, compared to net cash provided by financing activities of $3,929,694 for the three months ended March 31, 2009. Net cash provided in the first quarter of 2010 included the payment using cash restricted and the repayment of the principals of the long-term loans from related parties, and no new borrowings were made during this period. In the first quarter of 2009, we received cash of $6,572,615 from new bank loans and paid $2,642,921 of the principals of the long-term loans from related parties.

Loans

We had short-term bank loans of $20,479,513 on March 31, 2010, as compared to $20,476,218 on December 31, 2009. These loans are used to satisfy working capital needs.

The balance of our long-term bank loan from related parties, including the portion payable within one year, was approximately $341,125 on March 31, 2010, compared to $367,867 on December 31, 2009. The change was caused by repayment of the principal, and we did not borrow any additional funds during the first quarter of 2010.

Commitments and Contingencies

We have no future cash commitments or contingent liabilities as of March 31, 2010.

Critical Accounting Policies and Estimates

There have been no material changes to the Company’s Critical Accounting Policies and Assumption filed in the Company’s 2009 Annual Report on Form 10-K.

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

Recent Accounting Pronouncements

In June 2009, the FASB issued ASC810.10, guidance to change financial reporting by enterprises involved with variable interest entities (“VIEs”) which modifies how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. This pronouncement clarifies that the determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. The guidance requires an ongoing reassessment of whether a company is the primary beneficiary of a variable interest entity. This guidance also requires additional disclosures about a company’s involvement in variable interest entities and any significant changes in risk exposure due to that involvement. This guidance is effective for fiscal years beginning after November 15, 2009. The adoption did not have a material impact on the Company’s unaudited consolidated financial statements.

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

The following tables summarize our contractual obligations as of March 31, 2010, and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

Payments due by period
Contractual obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt Obligations	$341,125	$52,906	$95,689	$101,190	$91,340
Capital Lease Obligations	-	-	-	-	-
Operating Lease Obligations	-	-	-	-	-
Purchase Obligations	-	-	-	-	-

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

ITEM 3—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4—CONTROLS AND PROCEDURES

a. Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act, our management has carried out an evaluation, with the participation and under the supervision of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2010.

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

Management conducted its evaluation of disclosure controls and procedures under the supervision of our chief executive officer and our chief financial officer. Based upon, and as of the date of this evaluation, our chief executive officer and chief financial officer concluded that, as of March 31, 2010, our disclosure controls and procedures were not effective due to the material weaknesses and significant deficiencies in our internal control over financial reporting described below.

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

b. Changes in Internal Controls over Financial Reporting

During the quarter ended March 31, 2010, there was no other change in our internal controls over financial reporting, except as described above, that has materially affected, or that is reasonably likely to materially affect, our internal control over financial reporting.

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