Form 10-Q/A
period 2009-06-30
Yanglin Soybean, Inc.
filed 2010-08-16
CIK 1368745

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

As of August 11, 2010, the Company had  20,465,119 shares of Common Stock, $0.001 par value per share issued and outstanding.

 EXPLANATORY NOTE

This amendment no. 1 to our quarterly report on Form 10-Q for the quarter ended June 30, 2009 initially filed with the Securities and Exchange Commission (“Commission”) on August 19, 2009 is being filed to restate the financial statements for the three and six months ended June 30, 2009 for the cumulative effect of adoption of new accounting principle requiring reclassification and revaluation of the warrants issued by the Company from shareholders’ equity to liabilities and recognizing the gain from changes in the fair value of such warrants since their original issuance. The beginning balances of certain items in the consolidated balance sheet, including retained earnings and additional paid-in capital, and of relevant items in other financial statements for the three and six months ended June 30, 2009 have also been restated for the recognition of an exchange listing fee.

Yanglin Soybean, Inc.

INDEX

		Page
Part I — Financial Information

Item 1.	Financial Statements	4

	a) Consolidated Balance Sheets as of June 30, 2009 (unaudited and as restated) and December 31, 2008 (as restated)	4

	b) Consolidated Statements of Operations and Comprehensive (Loss) Income for the three and six months ended June 30, 2009 (unaudited) (as restated) and 2008 (unaudited)	5

	c) Consolidated Statements of Stockholders’ Equity for the six months ended June 30, 2009 (unaudited) (as restated)	6

	d) Consolidated Statements of Cash Flows for the six months ended June 30, 2009 (unaudited and as restated) and 2008 (unaudited)	7

	e) Notes to Consolidated Financial Statements (unaudited)	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	39

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	55

Item 4.	Controls and Procedures	56

Part II — Other Information

Item 1	Legal Proceedings	57

Item 1A.	Risk Factors	57

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	57

Item 3	Defaults upon Senior Securities	57

Item 4	Submission of Matters to a Vote of Security Holders	57

Item 5	Other Information	57

Item 6.	Exhibits	58

Signatures		58

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

PART 1-FINANCIAL INFORMATION

ITEM 1-FINANCIAL STATEMENTS

YANGLIN SOYBEAN, INC.

CONSOLIDATED BALANCE SHEETS
AS AT JUNE 30, 2009, AND DECEMBER 31, 2008 (As restated)
(Stated in US Dollars)

	June 30, 2009 (Unaudited)	December 31, 2008
	(As restated)	(As restated)
ASSETS
Current assets
Cash	$25,492,115	$30,365,413
Cash-restricted	484,000	484,000
Trade receivables, net	67,847	8,043
Inventories	7,650,016	3,896,334
Advances to suppliers	8,340,976	10,597,701
Prepaid VAT and other taxes	3,220,365	920,083
Other receivables and prepaid expenses	76,455	114,990

Total current assets	45,331,774	46,386,564

Property, plant and equipment, net	29,966,756	31,529,936
Intangible assets, net	4,518,532	4,619,716
Prepaid deposits for equipment and construction		13,021

TOTAL ASSETS	$79,817,062	$82,549,237

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Short-term bank loans	$10,665,030	$6,711,214
Loans from related parties – current	59,169	55,149
Accounts payable	721	13,753
Other payables	836,514	683,403
Customers deposits	1,418,972	1,187,582
Accrued liabilities	654,223	591,979

Total current liabilities	13,634,629	9,243,080

Long-term liabilities
Loan from related parties – non-current	403,224	434,678
Warrant liability	57,494,516	-
TOTAL LIABILITIES	71,532,369	9,677,758

STOCKHOLDERS' EQUITY
Convertible preferred stock:
Series A $0.001 par value, 50,000,000 shares authorized; 9,999,999 shares issued and outstanding	10,000	10,000
Series B $0.001 par value, 10,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock:
$0.001 par value, 100,000,000 shares authorized; 20,000,003 shares issued and outstanding	20,000	20,000
Additional paid-in capital	27,876,986	42,869,635
Statutory reserves	5,628,636	5,628,636
(Accumulated deficit) retained earnings	(32,510,671)	17,184,524
Accumulated other comprehensive income	7,259,742	7,158,684

Total stockholders’ equity	8,284,693	72,871,479

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$79,817,062	$82,549,237

The accompanying notes are an integral part of these consolidated financial statements

YANGLIN SOYBEAN, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2009 (As restated), AND 2008 (Unaudited)
(Stated in US Dollars)

	For the three months ended June 30		For the six months ended June 30
	2009	2008	2009	2008
	(unaudited) (As restated)	(unaudited)	(unaudited) (As restated)	(unaudited)
Net sales	$39,753,637	$76,273,814	$82,787,863	$141,549,672
Cost of sales	(43,973,079)	(71,857,724)	(88,143,629)	(130,296,704)
Gross (loss) profit	(4,219,442)	4,416,090	(5,355,766)	11,252,968

Operating Expenses
Selling expenses	(60,303)	(64,545)	(129,553)	(118,970)
General and administrative expenses	(559,881)	(552,129)	(1,592,065)	(1,244,941)
Total operating expenses	(620,184)	(616,674)	(1,721,618)	(1,363,911)

(Loss) income from operations	(4,839,626)	3,799,416	(7,077,384)	9,889,057
Interest expense	(94,091)	(264,980)	(245,517)	(513,903)
Interest income	71,795	35,514	119,312	53,798
Other expenses	-	(14,348)	(1,060)	(14,348)
Other income	-	-	29	-
Changes in fair value of warrants	2,441,628	-	29,556,583	-
(Loss) income before income taxes	(2,420,294)	3,555,602	22,351,963	9,414,604
Income tax	-	-	-	-
Net (loss) income	(2,420,294)	3,555,602	22,351,963	9,414,604
Foreign currency translation adjustment	(16,447)	1,470,797	101,058	3,872,808
Comprehensive (loss) income	$(2,436,741)	$5,026,399	$22,453,021	$13,287,412

(Loss) earnings per share
Basic	$(0.12)	$0.18	$1.12	$0.47
Diluted	$(0.12)	$0.10	$0.68	$0.26

Weighted average shares outstanding
Basic	20,000,003	20,000,003	20,000,003	20,000,003
Diluted	20,000,003	37,221,147	32,903,049	36,546,084

The accompanying notes are an integral part of these consolidated financial statements

YANGLIN SOYBEAN, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE YEAR ENDED DECEMBER 31, 2008 (As restated), AND FOR THE SIX MONTHS ENDED JUNE 30, 2009 (As restated) (Unaudited)
(Stated in US Dollars)

	Preferred stock						(Accumulated	Accumulated
	Series A		Common stock		Additional		deficit)	other
	Number of shares	Amount	Number of shares	Amount	paid-in capital	Statutory reserves	retained earnings	comprehensive income	Total

Balance, January 1, 2008	9,999,999	$10,000	20,000,003	$20,000	$38,389,635	$3,490,834	$9,421,860	$3,355,470	$54,687,799
Net income	-	-	-	-	-	-	9,900,466	-	9,900,466
Stock exchange listing shares contributed by majority shareholder	-	-	-	-	4,480,000	-	-	-	4,480,000
Appropriations to surplus reserves	-	-	-	-	-	2,137,802	(2,137,802)	-	-
Foreign currency translation adjustment	-	-	-	-	-	-	-	3,803,214	3,803,214
Balance, December 31, 2008 (As restated)	9,999,999	10,000	20,000,003	20,000	42,869,635	5,628,636	17,184,524	7,158,684	72,871,479
Net income	-	-	-	-	-	-	22,351,963	-	22,351,963
Cumulative effect of adoption of new accounting principle	-	-	-	-	(15,003,941)	-	(72,047,158)	-	(87,051,099)
Share-based compensation expense	-	-	-	-	11,292	-	-	-	11,292
Foreign currency translation adjustment	-	-	-	-	-	-	-	101,058	101,058
Balance, June 30, 2009 (As restated) (unaudited)	9,999,999	$10,000	20,000,003	$20,000	$27,876,986	$5,628,636	$(32,510,671)	$7,259,742	$8,284,693

The accompanying notes are an integral part of these consolidated financial statements

YANGLIN SOYBEAN, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2009 (As restated), AND 2008 (Unaudited)
(Stated in US Dollars)

	For The Six Months Ended
	June 30
	2009	2008
	(unaudited) (As restated)	(unaudited)
Cash flows from operating activities
Net income	$22,351,963	$9,414,604
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	1,591,048	957,501
Amortization	107,552	42,217
Bad debt recovery	159	-
Gain/Loss on disposal of property, plant and equipment	230,025	(7,070)
Share-based compensation expense	11,292	-
Change in fair value of warrants	(29,556,583)	-
Changes in operating assets and liabilities:
Trade receivable	(59,965)	14,327
Inventories	(3,749,191)	(1,951,580)
Advances to suppliers	2,271,800	(4,045,390)
Amounts due to construction	-	(2,248,369)
Prepaid VAT and other taxes	(2,299,546)	(762,704)
Other receivables	38,702	1,084,432
Accounts payable	(13,053)	9,377
Other payables	4	(1,211,387)
Customers deposits	229,812	471,718
Accrued liabilities	61,440	(83,426)
Net cash (used in) provided by operating activities	(8,784,541)	1,684,250

Cash flows from investing activities
Purchase of property, plant and equipment	(48,962)	(107,766)
Payment for construction in progress	-	-
Proceeds from sale of property, plant and equipment	-	7,070
Purchase of intangible assets	-	(1,062,953)
Net cash used in investing activities	(48,962)	(1,163,649)

Cash flows from financing activities
Proceeds from short-term bank loans	6,575,842	-
Principal payments for short-term bank loans	(2,630,337)	-
Principal payments for loans from related parties	(28,113)	(23,005)
Net cash flows provided by (used in) financing activities	3,917,392	(23,005)

Net increase in cash	(4,916,111)	497,596
Effect of foreign currency translation on cash	42,813	817,996
Cash- beginning of year	30,365,413	9,210,021
Cash- end of year	$25,492,115	$10,525,613

Supplementary cash flow information:
Interest paid	$245,517	$513,903

The accompanying notes are an integral part of these consolidated financial statements

YANGLIN SOYBEAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2009 AND 2008 (As restated)
(Unaudited) (Stated in US Dollars)

1.	BASIS OF PRESENTATION (Continued)

The accompanying unaudited consolidated financial statements were prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they may not include all of the information and footnotes required by GAAP for complete consolidated financial statements. All adjustments that are, in the opinion of management, of a normal recurring nature and are necessary for a fair presentation of the consolidated financial statements have been included. Nevertheless, these financial statements should be read in conjunction with the Company’s audited consolidated financial statements contained in its Annual Report on Form 10-K for the year ended December 31, 2008 as originally filed with the Securities and Exchange Commission on April 13, 2009 and amended and re-filed on April 15, 2010. The results of operations for the three and six months ended June 30, 2009, are not necessarily indicative of the results that may be expected for any entire future fiscal year or any other interim period.

The Company’s common stock is listed on the Over-the-counter Bulletin Board (“OTCBB”) market and traded under the symbol “YSYB”.

YANGLIN SOYBEAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2009 AND 2008 (As restated)
(Unaudited) (Stated in US Dollars)

2.	GENERAL

(a)	Restatement of 2008 Annual Consolidated Financial Statements and 2009 Interim unaudited Consolidated Financial Statements

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

	As of and For the Year ended December 31, 2008
Consolidated Statement of Changes in Stockholders’ Equity	As previously reported	As restated

Net income	$14,380,466	$9,900,466
Additional paid-in capital	38,389,635	42,869,635
Retained earnings	$21,664,524	$17,184,524

YANGLIN SOYBEAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2009 AND 2008 (As restated)
(Unaudited) (Stated in US Dollars)

2.	GENERAL (Continued)

(a)	Restatement of 2008 Annual Consolidated Financial Statements and 2009 Interim unaudited Consolidated Financial Statements (continued)

	For the Year ended December 31, 2008
Consolidated Statement of Operations and Other Comprehensive Income	As previously reported	As restated

Stock exchanges listing expense	$-	$(4,480,000)
Income before income taxes	14,380,466	9,900,466
Net income	14,380,466	9.900,466
Comprehensive income	18,183,680	13,703,680
Earnings per share:
Basic	$0.72	$0.50
Diluted	$0.38	$0.26

	As of and for the Year ended December 31, 2008
Consolidated Statement of Cash Flow	As previously reported	As restated

Cash flows from operating activities:
Net income	$14,380,466	$9,900,466
Adjustments to reconcile net income to net cash provided by operating activities:
Stock exchange listing expense	-	4,480,000
Net cash provided by operating activities	30,834,483	30,834,483

Supplemental disclosure of non-cash investing activities:
Contribution from majority shareholder to settle stock exchange listing expense	$-	$4,480,000

YANGLIN SOYBEAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2009 AND 2008 (As restated)
(Unaudited) (Stated in US Dollars)

2.	GENERAL (Continued)

(a)	Restatement of 2008 Annual Consolidated Financial Statements and 2009 Interim unaudited Consolidated Financial Statements (continued)

2009 RESTATEMENT

Effective January 1, 2009, we adopted the provisions of EITF 07-5, "Determining Whether an Instrument (or an Embedded Feature) is Indexed to an Entity's Own Stock". As a result of adopting EITF 07-5, warrants to purchase the Company's common stock previously treated as equity pursuant to the derivative treatment exemption were no longer afforded equity treatment as there was a down-round protection (full-ratchet down round protection). As a result, the warrants are not considered indexed to the Company's own stock, and as such, all future changes in the fair value of these warrants will be recognized currently in earnings until such time as the warrants are exercised or expire.

As such, effective January 1, 2009, the Company reclassified the fair value of these warrants from equity to liability, as if these warrants were treated as a derivative liability since their issuance in October 2007.

On January 1, 2009, the Company recorded as a cumulative effect adjustment by decreasing additional paid-in capital by $15,003,941 and decreasing the beginning balance of retained earnings by $72,047,158, and recording $87,051,099 as a warrant liability to recognize the fair value of such warrants on January 1, 2009. The fair value of the warrants was $57,494,516 on June 30, 2009. The Company recognized $2,441,628 and $29,556,583 as non-cash income from the change in fair value of warrants for the three and six months ended June 30, 2009.

For the six months ended June 30, 2009, the Company recognized $11,292 as compensation expense for the stock options granted to the independent director.

The effect of the restatement on specific amounts provided in the unaudited consolidated financial statements is as follows:

YANGLIN SOYBEAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2009 AND 2008 (As restated)
(Unaudited) (Stated in US Dollars)

2.	GENERAL (Continued)

(a)	Restatement of 2008 Annual Consolidated Financial Statements and 2009 Interim unaudited Consolidated Financial Statements (continued)

	As of June 30, 2009
Consolidated Balance Sheet	As previously reported	As restated

Warrant liability	$-	$57,494,516
Additional paid-in capital	38,389,635	27,876,986
Retained earnings (accumulated deficit)	14,471,196	(32,510,671)

	For the Three Months ended June 30, 2009		For the Six Months ended June 30, 2009
Consolidated Statement of Operations and Other Comprehensive Income	As previously reported	As restated	As previously reported	As restated

General and administrative expenses	$(548,589)	$(559,881)	$(1,580,773)	$(1,592,065)
Total operating expenses	(608,892)	(620,184)	(1,710,326)	(1,721,618)
(Loss) income from operations	(4,828,334)	(4,839,626)	(7,066,092)	(7,077,384)
Changes in fair value of warrants	-	2,441,628	-	(29,556,583)
(Loss) income before income taxes	(4,850,630)	(2,420,294)	(7,193,328)	22,351,963
Net (loss) income	(4,850,630)	(2,420,294)	(7,193,328)	22,351,963
Comprehensive (loss) income	(4,867,077)	(2,436,741)	(7,092,270)	22,453,021
(Loss) earnings per share:
Basic	$(0.24)	$(0.12)	$(0.36)	$1.12
Diluted	$(0.15)	$(0.12)	$(0.23)	$0.68
Weighted average shares outstanding-diluted	31,610,172	20,000,003	31,949,768	32,903,049

YANGLIN SOYBEAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2009 AND 2008 (As restated)
(Unaudited) (Stated in US Dollars)

2.	GENERAL (Continued)

(a)	Restatement of 2008 Annual Consolidated Financial Statements and 2009 Interim unaudited Consolidated Financial Statements (continued)

	For the six months ended June 30,2009
Consolidated Statement of Cash Flow	As previously reported	As restated

Net (loss) income	$(7,193,328)	$22,351,963
Share-based compensation expense	-	11,292
Change in fair value of warrants	-	(29,556,583)

	As of and for the six months ended June 30, 2009
Consolidated Statement of Changes in Stockholders’ Equity	As previously reported	As restated

Net (loss) income	$(7,193,328)	$22,351,963
Additional paid-in capital	38,389,635	27,876,986
Retained earnings (accumulated deficit)	14,471,196	(32,510,671)

YANGLIN SOYBEAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2009 AND 2008 (As restated)
(Unaudited) (Stated in US Dollars)

2.	GENERAL (Continued)

(b)	Foreign currency translation

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

The exchange rates used to translate amounts in RMB into USD for the purposes of preparing the consolidated financial statements were as follows:

	June 30, 2009	December 31, 2008	June 30, 2008
The closing rate at	6.8448	6.8542	6.8718
RMB : USD exchange rate
Average six months ended	6.8432		7.0726
RMB : USD exchange rate
Average three months ended	6.8399		6.9696
RMB : USD exchange rate

The RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions.  There is no assurance that the RMB amounts could have been, or could be, converted into USD at the rates used in translation.

YANGLIN SOYBEAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2009 AND 2008 (As restated)
(Unaudited) (Stated in US Dollars)

2.	GENERAL (Continued)

(c)	Costs of sales

Cost of sales consists primarily of direct material costs, direct labor cost, and applicable overhead costs attributable to the production of products.  Permanent write-down of inventory to the lower of cost or market value is also reflected in the cost of revenues. As of June 30, 2009, and for the three and six months ended June 30, 2009 and 2008, there were no written-down of inventories, since any write-downs below market are deemed temporary by management.

(d)	Advertising

The Group expenses all advertising expenses as incurred.  Advertising expenses included in selling expenses were nil and $4,348 for the six months ended June 30, 2009 and 2008 respectively. Advertising expenses for the three months ended June 30, 2009 and 2008 were nil and $216, respectively.

(e)	Shipping and handling

All shipping and handling costs are expensed as incurred and included in selling expense.  Total shipping and handling expenses were $42,730 and $53,057 for the six months ended June 30, 2009 and 2008, respectively. Shipping and handling costs for the three months ended June 30, 2009 and 2008 were $20,426 and $26,876, respectively.

YANGLIN SOYBEAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2009 AND 2008 (As restated)
(Unaudited) (Stated in US Dollars)

2.	GENERAL (Continued)

(f)	Pension and Employee Benefits

Full time employees in PRC entities participate in a government mandated multi-employer defined contribution plan pursuant to which certain pension benefits, medical care, unemployment insurance, employee housing fund and other welfare benefits are provided to employees. The PRC labor regulations require the Group to accrue for these benefits based on certain percentages of the employees' salaries. Management believes full time employees who have passed the probation period are entitled to such benefits.  The total provisions for employee pension were $66,122 and $81,757 for the six months ended June 30, 2009, and 2008, respectively. The total provisions for employee pension for the three months ended June 30, 2009, and 2008 were $40,239 and $33,511, respectively.

(g)	Income taxes

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

The Group applied the provisions of FIN 48, “Accounting for Uncertainty in Income Taxes”, which provides clarification related to the process associated with accounting for uncertain tax positions recognized in our consolidated financial statements. FIN 48 prescribes a more-likely-than-not threshold for financial statement recognition and measurement of a tax position taken, or expected to be taken, in a tax return.FIN 48 also provides guidance related to, among other things, classification, accounting for interest and penalties associated with tax positions, and disclosure requirements

The Group recognizes accrued interest and penalties related to unrecognized tax benefits in the provision for income taxes in our consolidated statements of operation. The Group’s policy for recording interest and penalties associated with audits is to record such items as a component of income tax expense.

YANGLIN SOYBEAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2009 AND 2008 (As restated)
(Unaudited) (Stated in US Dollars)

2.	GENERAL (Continued)

(h)	Statutory reserves

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

YANGLIN SOYBEAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2009 AND 2008 (As restated)
(Unaudited) (Stated in US Dollars)

2.	GENERAL (Continued)

(i)	Value-added tax (“VAT”)

Sales represent the involved value of goods, net of a VAT. All of Yanglin’s products that are sold in PRC are subject to a Chinese VAT on the gross sales price. VAT from sales may be offset by VAT paid on purchase of raw materials included in the cost of producing the finished goods.

(j)	Warrant Liability

Effective January 1, 2009, we adopted the provisions of EITF 07-5, "Determining Whether an Instrument (or an Embedded Feature) is Indexed to an Entity's Own Stock". As a result of adopting EITF 07-5, warrants to purchase the Company's common stock previously treated as equity pursuant to the derivative treatment exemption were no longer afforded equity treatment as there was a down-round protection (full-ratchet down round protection). As a result, the warrants are not considered indexed to the Company's own stock, and as such, all future changes in the fair value of these warrants will be recognized currently in earnings until such time as the warrants are exercised or expire.

As such, effective January 1, 2009, the Company reclassified the fair value of these warrants from equity to liability, as if these warrants were treated as a derivative liability since their issuance in October 2007.

(k)	Stock-Based Compensation

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

YANGLIN SOYBEAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2009 AND 2008 (As restated)
(Unaudited) (Stated in US Dollars)

2.	GENERAL (Continued)

(l)	Recent accounting pronouncements

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

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 166, Accounting for Transfers of Financial Assets —an amendment of FASB Statement No. 140 (“FAS 166”) [ASC 860], which requires entities to provide more information regarding sales of securitized financial assets and similar transactions, particularly if the entity has continuing exposure to the risks related to transferred financial assets. FAS 166 eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets and requires additional disclosures. FAS 166 is effective for fiscal years beginning after November 15, 2009. The Company has not completed the assessment of what impact FAS 166 will have on the Company’s financial condition, results of operations or cash flows.

YANGLIN SOYBEAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2009 AND 2008 (As restated)
(Unaudited) (Stated in US Dollars)

2.	GENERAL (Continued)

(l)	Recent accounting pronouncements (continued)

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
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2009 AND 2008 (As restated)
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

The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties.  As of June 30, 2009, the carrying amounts of financial assets and liabilities, such as cash and cash equivalents, accounts receivable, other receivables, short-term bank loans, accounts payable, and other payables, approximate their fair values because of the short maturity of these instruments and market rates of interest available to the Group.

4.	CREDIT RISK AND CUSTOMERS AND SUPPLIERS CONCENTRATIONS

Financial instruments which potentially expose the Group to concentrations of credit risk, is cash and accounts receivable as of June 30, 2009 and December 31, 2008. The Group performs ongoing evaluations of its cash position and credit evaluations of customers to ensure sound collections and minimize credit losses exposure.

CASH- U.S. ACCOUNTS– (RESTRICTED)

As of June 30, 2009 and December 31, 2008, the Group’s restricted cash of $ 484,000 was kept in bank account in the U.S. Cash accounts at financial institutions in the U.S. may exceed the federal depository insurance coverage limits. In October 2008, the FDIC increased its insurance from $100,000 per depositor to $250,000 and to an unlimited amount for non-interest bearing accounts. The coverage increase, which is temporary, extends through December 31, 2013 and June 30, 2010, respectively. All of the cash held in the U.S. is fully insured. Lastly, there is no unrestricted cash in U.S. accounts.

YANGLIN SOYBEAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2009 AND 2008 (As restated)
(Unaudited) (Stated in US Dollars)

4.	CREDIT RISK AND CUSTOMERS AND SUPPLIERS CONCENTRATIONS (Continued)

CASH- PRC ACCOUNTS– (RESTRICTED AND UN-RESTRICTED)

As of June 30, 2009 and December 31, 2008, respectively, the Group’s cash was with banks in the PRC where there is currently no rule or regulation mandated on obligatory insurance of bank accounts.

SALES AND VENDOR CONCENTRATIONS

For the three and six months ended June 30, 2009 and 2008, all of the Group’s sales were generated within the PRC. In addition, all accounts receivable as of June 30, 2009 and December 31, 2008 are from entities within the PRC.

For the three and six months ended June 30, 2009 and 2008, no customer account for 10% or more of the Group’s revenue.

For the three and six months ended June 30, 2009 and 2008, no vendor accounted for 10% or more of the Group’s purchases.

YANGLIN SOYBEAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2009 AND 2008 (As restated)
(Unaudited) (Stated in US Dollars)

5.	INVENTORIES

Inventories consist of the following:

	June 30, 2009	December 31, 2008
	(unaudited)
Finished goods	$1,590,777	$904,375
Raw materials	6,059,239	2,991,959
Balance at end of period	$7,650,016	$3,896,334

Inventories were pledged as collateral for certain loans.

YANGLIN SOYBEAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2009 AND 2008 (As restated)
(Unaudited) (Stated in US Dollars)

6.	PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment consist of the following:

	June 30, 2009	December 31, 2008
	(unaudited)
Building	$9,298,264	$5,908,205
Machinery and equipment	28,677,416	15,826,005
Office equipment	131,796	130,512
Motor vehicles	1,167,011	1,165,410
	39,274,487	23,030,132
Less: accumulated depreciation	(9,307,731)	(7,725,246)
	29,966,756	15,304,886
Construction in progress	-	16,225,050
Balance at end of period	$29,966,756	$31,529,936

Construction in progress mainly comprised of capital expenditures for construction of the Group’s corporate campus, including offices, factories and staff dormitories. Depreciation expense commenced during year 2009, which is when the facilities were put into service.  There is no further capital commitment on these projects as of June 30, 2009.

Building, machinery and equipment were pledged as collateral for certain loans.

YANGLIN SOYBEAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2009 AND 2008 (As restated)
(Unaudited) (Stated in US Dollars)

6.	PROPERTY, PLANT AND EQUIPMENT, NET (Continued)

Depreciation expense is included in the consolidated statement of operations and comprehensive (loss) income as follows:

	Three months ended June 30, 2009	Three months ended June 30, 2008	Six months ended June 30, 2009	Six months ended June 30, 2008
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Cost of sales and inventory	524,178	328,552	$1,118,175	$630,404
General and administrative expenses	83,424	188,362	472,873	327,097
Total depreciation expense	607,602	516,914	$1,591,048	$957,501

7.	INTANGIBLE ASSETS, NET

Intangible assets consist of the following:

	June 30, 2009	December 31, 2008
	(unaudited)
Land use rights, at cost	$4,000,082	$3,994,597
Railway use rights, at cost	1,197,990	1,151,125
Less: accumulated amortization	(679,540)	(526,006)
Balance at end of period	$4,518,532	$4,619,716

Land use rights were pledged as collateral for certain loans as of June 30, 2009 and December 31, 2008.

YANGLIN SOYBEAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2009 AND 2008 (As restated)
(Unaudited) (Stated in US Dollars)

7.	INTANGIBLE ASSETS, NET (Continued)

Amortization expenses are included in the consolidated statement of operations and comprehensive income (loss) as follows:

	Three months ended June 30, 2009	Three months ended June 30, 2008	Six months ended June 30, 2009	Six months ended June 30, 2008
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Cost of sales	$32,647	$855	$65,262	$42,217
General and administrative expenses	20,485	-	42,290	-
Total amortization expenses	$53,132	$855	$107,552	$42,217

The estimated aggregate amortization expenses for intangible assets for the five succeeding years are as follows:

June 30,
2010	$215,055
2011	215,055
2012	215,055
2013	215,055
2014	215,055
thereafter	3,443,257
$4,518,532

YANGLIN SOYBEAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2009 AND 2008 (As restated)
(Unaudited) (Stated in US Dollars)

8.	SHORT-TERM BANK LOANS

(A)	Short-term bank loans consist of the following:

	June 30, 2009	December 31, 2008	Collaterals
Loans from Agricultural Development Bank of China, interest rates at 5.31% per annum, due October 29, 2009	$6,282,141	$6,711,214	Building, machinery and equipment and land use rights

Loans from Agricultural Development Bank of China, interest rates at 5.31%
per annum, due October 9, 2009	4,382,889	-	Inventories

Balance at end of period/year	$10,665,030	$6,711,214

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

The term of the credit line is for one year. The amount to be borrowed within this credit line can only be used to purchase soybeans. The interest rate is 6.93% and subject to adjustment depending on the interest rate of loans adjusted by the People’s Bank of China. The loan is secured by the Group’s assets, i.e., building, machinery and land use rights.

YANGLIN SOYBEAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2009 AND 2008 (As restated)
(Unaudited) (Stated in US Dollars)

9.	RELATED PARTIES TRANSACTIONS

(A)	Loans from related parties consist of the following:

	June 30, 2009	December 31, 2008
	(unaudited)

Loans from certain employees, interest rates at 7.722% and 9.405% per annum respectively, with various installments, due October 28, 2016	$462,393	$489,827

Current portion due within one year	(59,169)	(55,149)
	$403,224	$434,678

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

YANGLIN SOYBEAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2009 AND 2008 (As restated)
(Unaudited) (Stated in US Dollars)

9.	RELATED PARTIES TRANSACTIONS (Continued)

(B)	Heilongjiang Yanglin Group Seed Co. Ltd.

Heilongjiang Yanglin Group Seed Co. Ltd. “Yanglin Seed Co.”, which is wholly owned and managed by Mr. Shulin Liu, our chief executive officer, is an affiliate of the Company. Yanglin Seeds Co. supplies the farmers with “Yanglin” brand soybean seeds which provide higher oil yield. Pursuant to annual intentional supply agreements with the Company, the farmers sell the harvested soybeans to Yanglin. Yanglin Seeds Co. extends favorable commercial terms to these farmers, such as competitive price, for them to purchase “Yanglin” soybean seeds. Meanwhile, Yanglin offers cash-upon-delivery payment terms to the farmers for purchases of the harvested soybeans grown from “Yanglin” soybean seeds. These arrangements ensure that we maintain good relations with our suppliers, enjoy a stable supply of soybeans that meet our high quality standards. There was no related party transaction or commitment between Yanglin Seed Co. and the Group for the six months ended June 30, 2009 and 2008.

C)	Stock exchange listing shares contributed by majority shareholder

In connection with the sale of the Series A Convertible Preferred Stock during October 2007, the Company committed to apply to list and have its shares of common stock traded on the Nasdaq Capital Market, the Nasdaq Global Select Market or the Nasdaq Global Market or any successor market thereto (collectively, “Nasdaq”), or the New York Stock Exchange or any successor market thereto (together with Nasdaq, each a “National Stock Exchange”), no later than December 31, 2008. As a result of failing to achieve such listing, the Company’s majority shareholder, Winner State Investments Limited, committed to transfer 1,000,000 shares of common stock in the Company to the purchasers of shares of Series A Convertible Preferred Stock. The Company has accounted for this as a contribution of capital by its majority stockholder and recorded a charge to operations in the amount of $4,480,000 for the year ended December 31, 2008 (specifically in the fourth quarter of 2008) based on the closing market price of $4.48 per share on December 31, 2008. This change was the same as the restatement of beginning retained earnings as of January 1, 2009. These shares have not been transferred as of June 30, 2009.

10.	CONVERTIBLE PREFERRED STOCK AND WARRANTS

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

YANGLIN SOYBEAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2009 AND 2008 (As restated)
(Unaudited) (Stated in US Dollars)

10.	CONVERTIBLE PREFERRED STOCK AND WARRANTS (Continued)

	Number of warrants
Series of warrant	6/30/2009	12/31/2008	6/30/2008	Exercise price	Contractual term	Expiration Date
Series A	10,000,000	10,000,000	10,000,000	$2.75	5 years	October 2, 2012
Series B	5,000,000	5,000,000	5,000,000	$3.50	5 years	October 2, 2012
Series J	-	7,801,268	7,801,268	$2.37	1.5 years	April 3, 2009
Series C	-	7,801,268	7,801,268	$3.03	5 years	April 3, 2009
Series D	-	3,900,634	3,900,634	$3.85	5 years	April 3, 2009
Series E	1,000,000	1,000,000	1,000,000	$2.58	5 years	October 2, 2012
Series F	500,000	500,000	500,000	$3.01	5 years	October 2, 2012
Total	16,500,000	36,003,170	36,003,170

On April 3, 2009, all J, C and D series of warrants expired and were unexercised.

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

YANGLIN SOYBEAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2009 AND 2008 (As restated)
(Unaudited) (Stated in US Dollars)

10.	CONVERTIBLE PREFERRED STOCK AND WARRANTS (Continued)

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

YANGLIN SOYBEAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2009 AND 2008 (As restated)
(Unaudited) (Stated in US Dollars)

10.	CONVERTIBLE PREFERRED STOCK AND WARRANTS (Continued)

CHANGES IN ACCOUNTING PRINCIPLE

Effective January 1, 2009, the Company adopted the provisions of ElTF 07-5, "Determining Whether an instrument (or an Embedded Feature) is Indexed to an Entity's Own Stock". As a result of adopting  ElTF 07-5, warrants to purchase 34,503,170 of the Company's common stock previously treated as equity pursuant to the derivative treatment exemption were no longer afforded equity treatment as there was a down-round protection (full-ratchet down round protection). As a result, the warrants are not considered indexed to the Company's own stock, and as such, all future changes in the fair value of these warrants will be recognized currently in earnings until such time as the warrants are exercised or expire.

As such, effective January 1, 2009, the Company reclassified the fair value of these warrants from equity to liability, as if these warrants were treated as a derivative liability since their issuance in October 2007. On January 1, 2009, the Company recorded as a cumulative effect adjustment by decreasing additional paid-in capital amounting to $15,003,941 and decreasing beginning retained earnings amounting to $72,047,158 and recording $87,051,099 as a warrant liability to recognize the fair value of such warrants on January 1, 2009. The fair value of the warrants was $57,494,516 on June 30, 2009. The Company recognized $2,441,628 and $29,556,583 as income from the change in fair value of warrants for the three and six months ended June 30, 2009, respectively.

The fair value was calculated using the Black-Scholes option pricing model. The assumptions that were used to calculate fair value as of June 30, 2009 and December 31, 2008(for January 1, 2009 opening balance sheet) were as follows:

Investor Warrants:	6/30/2009	12/31/2008

Expected volatility	116.8%	108.1%

Risk free rate	1.64%	0.11%-1%

Expected terms	3.26	0.25-3.76

Expected dividend yield	-	-

YANGLIN SOYBEAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2009 AND 2008 (As restated)
(Unaudited) (Stated in US Dollars)

10.	CONVERTIBLE PREFERRED STOCK AND WARRANTS (Continued)

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

The following table summarizes warrant activity for the six month ended June 30, 2009, and the year ended December 31, 2008:

	Warrants	Weighted-average exercise price	Aggregate Intrinsic Value

Outstanding at December 31, 2007	36,003,170	$2.95	$55,784,977
Issued	-	-
Exercised	-	-
Expired	-	-
Outstanding at December 31, 2008	36,003,170	2.95	$55,064,914
Issued	-	-
Exercised	-	-
Expired	(19,503,170)	2.93	12,482,029
Outstanding at June 30, 2009	16,500,000	$2.96	$2,920,000

The terms of outstanding warrants as of June 30, 2009 are as follows:

	Warrants outstanding			Warrants exercisable
Range of exercise prices	Number outstanding	Weighted average remaining contractual life (years)	Weighted average exercise price	Number exercisable	Weighted average exercise price
$2.58-$3.50	16,500,000	3.26	$2.96	16,500,000	$2.96

YANGLIN SOYBEAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2009 AND 2008 (As restated)
(Unaudited) (Stated in US Dollars)

11.	STOCK OPTIONS

At the time the Company appointed an independent director, the Company agreed to grant the director, as part of his compensation, 20,000 stock options annually. The stock options will be granted at the end of each quarter with the exercise price being the stock price at the last trading day of the quarter. During the three months ended June 30, 2009, the Company granted 5,000 options to the independent director in connection with his service in the second quarter of 2009. The options have an exercise price of $3.00 per share and are fully vested on the date of grant.

The Company valued the stock options by the Black Scholes model with the following assumptions:

Number of Options Issued	Expected Term	Expected Volatility	Dividend Yield	Risk Free Interest Rate	Grant Date Fair Value

5,000	5	116.8%	0%	2.54%	$11,292

The following is a summary of the option activity:

	Options	Weighted-average exercise price	Aggregate Intrinsic Value
Outstanding at December 31, 2008	-	-	-
Issued	5,000	3.00	-
Exercised	-	-	-
Expired	-	-	-
Outstanding at June 30, 2009	5,000	$3.00	$-

YANGLIN SOYBEAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2009 AND 2008 (As restated)
(Unaudited) (Stated in US Dollars)

12.	EARNINGS PER SHARE

The calculation of the basic and diluted earnings(loss) per share attributable to the common stock holders is based on the following data:

	Three months ended June 30		Six months ended June 30
	2009	2008	2009	2008
	(as restated)		(as restated)

Numerator
Earnings:

Earnings for the purpose of basic earnings per share	$(2,420,294)	$3,555,602	$22,351,963	$9,414,604
Effect of dilutive potential common stock	-	-	-	-
Earnings(loss) for the purpose of dilutive earnings per share	$(2,420,294)	$3,555,602	$22,351,963	$9,414,604

Denominator
Number of shares:

Weighted average number of common stock for the purpose of basic earnings per share	20,000,003	20,000,003	20,000,003	20,000,003
Effect of dilutive potential common stock - conversion of convertible preferred stock	-	9,999,999	9,999,999	9,999,999
Effect of dilutive potential common stock - conversion of warrants	-	7,221,144	2,903,047	6,546,082
Weighted average number of common stock for the purpose of dilutive earnings per share	20,000,003	37,221,146	32,903,049	36,546,084

Because the Company reported a net loss for the three months ended June 30, 2009, common stock equivalents were anti-dilutive; therefore, the amounts reported for basic and diluted loss per share for that period are the same.

YANGLIN SOYBEAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2009 AND 2008 (As restated)
(Unaudited) (Stated in US Dollars)

13.	INCOME TAXES

The Group has not recorded any income tax provision for the three and six months ended June 30, 2009, since the Group has estimated that its estimated annual effective income tax rate will be zero.

As of June 30, 2009, the Group had net operating tax losses carried forward of $34,311 in the US and will expire in year 2028. The Group has established a full valuation allowance against its net deferred tax assets due to the Group’s history of pre-tax losses in the US and tax holiday exemption in PRC and the resulting likelihood that the deferred tax assets are not realizable.

The Group is not aware of any unrecorded tax liabilities which would impact the Group’s financial position or its results of operations as of June 30, 2009.

YANGLIN SOYBEAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2009 AND 2008 (As restated)
(Unaudited) (Stated in US Dollars)

14.	PARENT-ONLY FINANCIAL STATEMENTS

As mentioned in note 1 to the consolidated financial statements, as a result of entering into the contractual agreements, WFOE is deemed to control Yanglin as a Variable Interest Entity. These agreements may have restrictions on the ability of Yanglin to transfer funds to the Company through intercompany loans, advances and cash dividends which consist of additional paid in capital, statutory reserves and retained earnings of $58,797,659 and $65,744,088, respectively as at June 30,2009 and December 31, 2008.

The following tables present unconsolidated financial information of the Company only:

Balance Sheets as of June 30, 2009 and December 31, 2008

	June 30, 2009	December 31, 2008
	(Unaudited)
	(as restated)
Cash – restricted	$484,000	$484,000

Investments in subsidiaries	65,474,928	72,421,357

Total assets	$65,958,928	$72,905,357

Other current liabilities	$179,719	$33,878
Warrant liabilities	57,494,516	-

Total liabilities	57,674,235	33,878

Total shareholders’ equity	8,284,693	72,871,479

Total liabilities and shareholders’ equity	$65,958,928	$72,905,357

YANGLIN SOYBEAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2009 AND 2008 (As restated)
(Unaudited) (Stated in US Dollars)

14.	PARENT-ONLY FINANCIAL STATEMENTS (Continued)

Statements of Operations for the six months ended June 30:

	2009	2008
	(unaudited)	(unaudited)
	(as restated)
Investment (loss) income	$(6,946,429)	$9,426,604
General and administrative expenses	(157,133)	(12,000)
(Loss) income from operations before income taxes	(7,103,562)	9,414,604
Change in fair value of warrants	29,556,583	-
Income before income taxes	22,453,021	9,414,604
Income taxes	-	-
Net income	$22,453,021	$9,414,604

ITEM 2-MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with the unaudited consolidated financial statements, and the related footnotes thereto, appearing elsewhere in this report, and in conjunction with management’s discussion and analysis and the audited consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2008, as originally filed with Securities and Exchange Commission on April 30, 2009 and amended and refiled on April 15, 2010.

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

Company Overview

We sell our products under the “Yanglin” brand name primarily to various geographic regions of the PRC through our various distribution channels. In the three months ended June 30, 2009, we generated total revenue of approximately $40.0 million with a net loss of approximately $4.9 million, exclusive of a non-cash income of $2.4 million resulting from the change in fair value of warrants, which was not related to our operations.

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

Processing capacity of soybean. Our current annual processing capacity of soybean is 520,000 metric tons. We processed approximately 91,233 metric tons in the three months ended June 30, 2009. Based on these figures, it can be estimated that the current production capacity is sufficient for current demand.

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

However, if exceptional circumstances exist, gross margin may be seriously affected. Due to extremely unfavorable environmental factors, such as the national purchase of soybean by the PRC government at higher than market price, and the low cost imports of soybean at large volume, we have suffered a gross loss for the three months ended June 30, 2009.

It should be noted that, in the near future, our profitability may be influenced materially by the following factors in the future, including but not limited to: the expected increase in soybean output of United States and South America in 2010 and later, which may mean more imports to the PRC; the possible appreciation of RMB against USD, which may cause imported soybean to be cheaper; the uncertainties in the policies of Chinese government, etc.

Operating Expenses

Operating expenses consist of selling expenses and general & administrative expenses. Operating expenses represent only a small portion of total costs and expenses.

Selling expenses generally include business development expenses, sales meeting expenses, loading and handling, advertising, sales-related staff salaries and welfare expenses, and travel expenses. They are usually relative to sales volume. In the second quarter of 2009, the major items in selling expenses were loading and handling and sales-related staff salaries.

General and administrative expenses include the depreciation of office buildings and equipment, office expenses and supplies, management and administrative salaries, business travel, and professional fees related to listing in US, etc. These expenses are typically fixed. General and administrative expenses may increase, as we revise our organizational structure and improve our management systems and internal control system and processes. In the second quarter of 2009, the major items in general and administrative expenses were salaries of management and administrative staff, depreciation of office building and equipment, business travel and professional fees related to listing in US.

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

However, as Yanglin has been recognized as a Key Leading Enterprise in the Industrialization of Agriculture Industry by the PRC’s central government, Yanglin had enjoyed a complete exemption from income taxes until 2009. Our status is usually reviewed every two years. Other than the PRC's central government's award, a review by the local tax authority is also required in order to enjoy a 2009 tax exemption.

The Group is in taxable loss position in the second quarter of 2009. Therefore, even if Yanglin does not obtain tax exemption benefit, the group still has no income tax expense in the second quarter of 2009.

Results of Operations

The Three Months Ended June 30, 2009 Compared with the Three Months Ended June 30, 2008

The following table shows the operating results for the three months ended June 30, 2009, and June 30, 2008.

Consolidated Statement of Operations and Comprehensive (Loss) Income	The three months ended Jun. 30, 2009	The three months ended Jun. 30, 2008
	($)	($)
	(unaudited)	(unaudited)
Sales revenue (net of discounts, returns and allowances)	$39,753,637	$76,273,814
Cost of sales	(43,973,079)	(71,857,724)
Gross (loss) profit	(4,219,442)	4,416,090
Selling expenses	(60,303)	(64,545)
General and administrative expenses	(559,881)	(552,129)
(Loss) income from operations	(4,839,626)	3,799,416
Interest income	71,795	35,514
Interest expense	(94,091)	(264,980)
Other expenses	-	(14,348)

Changes in fair value of warrants	2,441,628	-
(Loss) income from operations before income tax	(2,420,294)	3,555,602
Income tax	-	-
Net (loss) income	(2,420,294)	3,555,602
Foreign currency translation adjustment	(16,447)	1,470,797
Comprehensive (loss) income	$(2,436,741)	$5,026,399

Net Sales

	For The Three Months Ended June 30		Period to Period Change
	2009 Amount ($)	2008 Amount ($)	Amount ($)%
Soybean meal	$24,255,224	$42,986,207	$(18,730,983)	-43.6%
Soybean oil	10,327,314	24,574,383	(14,247,069)	-58.0%
Salad Oil	1,882,974	8,713,224	(6,830,249)	-78.4%
Squeezed oil	358,026	-	358,026
Soy protein concentrates	355,116	-	355,116
Low-temp soy meal	2,574,983	-	2,574,983
Total Net Sales	$39,753,637	$76,273,814	$(36,520,177)	-47.9%

  Net sales revenue was $39,753,637 for the three months ended June 30, 2009, a decrease of $36,520,177 or -47.9% from $76,273,814 for the three months ended June 30, 2008. An analysis by product shows that the revenue of soybean meal, soybean oil and salad oil all decreased period over period at rates of -43.6%, -58.0% and -78.4%, respectively. This decrease was due to our policy of reducing production volume voluntarily in reaction to the difficulties caused by a series of factors, but primarily due to the Chinese government’s national reserve purchase of soybeans.

For several years, China has been importing genetically-modified (GM) soybeans from the U.S. and South America. Such soybeans have been imported in large volumes, exceeding 3 million tons each month since October 2008. The imported beans are sold at a price substantially lower than domestically produced soybeans, about $78, or 18.2% lower per ton on average. This had a serious negative impact on the domestic soybean producers and on the price level of domestic soybeans. In addition, this had a significant negative impact on the Chinese domestic market of imported-soybean byproducts as such imported-soybean byproducts can be sold at lower prices than domestic soybean byproducts.

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

In the three months ended June 30, 2009, we processed 91,233 metric tons of soybeans and produced 64,363 tons of soybean meal, 12,725 tons of soybean oil and 2,127 tons of salad oil, compared to 117,480 metric tons of soybeans, 94,042 tons of soybean meal, 15,013 tons of soybean oil and 4,825 tons of salad oil respectively for the three months ended June 30, 2008, resulting in negative growth rates of 22.3%, 31.6%, 15.2% and 55.9%, respectively.

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

We expect that the difficult situation may last for a considerable period in the future, because though the government had completed its national reserve purchase program by the end of June 2009,  its action has effectively raised our costs of raw materials up till now, and our operations will still be affected by it, as the raw materials we are using now were all harvested in 2008 and mostly purchased by the end of 2008. Whether or not the situation may change depends on a series of factors, including the government’s reaction to the demands of domestic soybean processors, and the change in the production volume and hence supply to the Chinese market of imported soybeans from the U.S. and South America. We will adjust our policies in response to the changes in the situation, and will increase our processing and production volume to increase sales revenues when the markets are restored to normal status and become profitable for us.

Cost of Sales and Gross (Loss) Profit

	For The Three Months Ended June 30,				Period to Period Change
	2009 Amount ($)	% of Sales Revenue	2008 Amount ($)	% of Sales Revenue	Amount ($)%
Soybean meal	$(27,108,821)	111.8%	$(40,186,571)	93.5%	$13,077,750	-32.5%
Soybean oil	(11,128,107)	107.8%	(23,472,855)	95.5%	12,344,748	-52.6%
Salad oil	(2,025,787)	107.6%	(8,198,298)	94.1%	6,172,512	-75.3%
Squeezed oil	(400,381)	111.8%	-	-	(400,381)	-
Soy protein concentrates	(420,258)	118.3%	-	-	(420,258)	-
Low-temp soy meal	(2,889,725)	112.2%	-	-	(2,889,725)	-
Cost of sales	$(43,973,079)	110.6%	$(71,857,724)	94.2%	$27,884,645	-38.8%

Soybean meal	$(2,853,597)	-11.8%	$2,799,636	6.5%	$(5,653,233)	-201.9%
Soybean oil	(800,793)	-7.8%	1,101,528	4.5%	(1,902,321)	-172.7%
Salad oil	(142,813)	-7.6%	514,926	5.9%	(657,739)	-127.7%
Squeezed oil	(42,355)	-11.8%	-	-	(42,355)	-
Soy protein concentrates	(65,142)	-18.3%	-	-	(65,142)	-
Low-temp soy meal	(314,742)	-12.2%	-	-	(314,742)	-
Gross (loss) profit	$(4,219,442)	-10.6%	$4,416,090	5.8%	$(8,635,532)	-195.5%

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

As described above, the Company responded to the soybean market’s situation by reducing purchase and production volume, and as a result, the amount of our cost of sales was lowered. This policy, however, could only minimize gross loss instead of increasing our gross profit. Meanwhile, to reduce costs of raw materials, we have been purchasing soybeans that do not meet the government’s strict standards (the government requires that the water content of soybeans be lower than 13%, while we have purchased soybeans with water content of 17% to 18%, because the purchase price of such soybeans were closer to past market prices). However, the high water content of such soybeans decreased the output of soybean oil, which decreased our gross margin.

We expect that our cost of sales and gross profit, if any, may remain at relatively low levels during the remaining time of 2009. At the same time, we anticipate that gross margins may improve in the later part of 2009, as we estimate that soybean production in the U.S. will only increase slightly in 2009, while soybean production in South America will be reduced during the same time period. Consequently, there may be less imported soybeans in China’s market after harvest season in 2009 and, as a result, these imports and the imported-soybean byproducts may be at higher prices in China’s market, which will increase the competitiveness of our soybean products.

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

Operating Expenses

For The Three Months Ended June 30	Period to Period
2009	% of Sales	2008	% of Sales	Change
Amount ($)	Revenue	Amount ($)	Revenue	Amount ($)%
Selling Expenses	$(60,303)	0.2%	$(64,545)	0.1%	$(4,242)	-6.6%
General & Administrative Expenses	(559,881)	1.4%	(552,129)	0.7%	7,752	1.4%
Total Operating Expenses	$(620,184)	1.6%	$(616,674)	0.8%	$3,510	0.6%

Selling expenses for the three months ended June 30, 2009 decreased by $4,242 or 6.6% as compared to the three months ended June 30, 2008. This was basically in line with the decrease in sales volume over the period. As a percentage of net sales, selling expenses increased from 0.1% to 0.2% period over period, mostly due to the decrease in sales revenue.

General and administrative expenses for the three months ended June 30, 2009 increased by $7,752 or 1.4% over the three months ended June 30, 2008. These expenses were mainly depreciation of fixed assets used for management purpose. As a percentage of net sales, general and administrative expenses rose from 0.7% for the three months ended June 30, 2008 to 1.4% for the three months ended June 30, 2009. Such change in ratio was obviously caused in large part by the decrease of sales revenue over the period.

We expect that although selling expenses may remain stable in the remaining time of 2009, as we will not likely increase sales volume during this period (please refer to the sections “Net Sales” and “Cost of Sales and Gross Profit” above), selling expenses will increase over the coming years. Therefore, we plan to expand our sales network and develop new sales channels. General and administrative expenses may also increase, because we will change our organizational structure to prepare for future expansion. In addition, as we are preparing to be listed on NASDAQ, there will be increased expenses related to our financial reporting, compliance, internal controls and corporate governance systems in compliance with relevant rules and regulations.

Net (Loss) Income

	For The Three Months Ended June 30				Period to Period
	2009	% of Sales	2008	%of Sales	Change
	Amount ($)	Revenue	Amount ($)	Revenue	Amount ($)%
Income from operations	$(4,839,626)	-12.2%	$3,799,416	5.0%	$(8,639,042)	-227.4%
Interest expenses	(94,091)	-0.2%	(264,980)	-0.3%	170,889	-64.5%
Interest income	71,795	0.2%	35,514	0.0%	36,281	102.2%
Other expense	-	0.0%	(14,348)	0.0%	14,348	-100.0%
Changes in fair value of warrants	2,441,628	6.1%	-	0.0%	2,441,628	-
Income tax	-	-	-	-	-	-
Net (loss) income	$(2,420,294)	-6.1%	$3,555,602	4.7%	$(5,975,896)	-168.1%

Income from operations fell by 227.4% or $8,639,042 for the three months ended June 30, 2009, to a loss of $4,839,626, as compared to a profit of $3,799,416 for the three months ended June 30, 2008, primarily due to the same reasons of the decrease in sales revenue and the drop in gross margin (please refer to the sections “Net Sales” and “Cost of Sales and Gross Profit” above). At the same time, operating margin fell from 5.0% to a negative 12.2%.

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

Effective January 1, 2009, we adopted the provisions of EITF 07-5, "Determining Whether an Instrument (or an Embedded Feature) is Indexed to an Entity's Own Stock". As a result of adopting EITF 07-5, we recorded non-cash income of $2,441,628 for the second quarter of 2009, as restated, resulting from the change in fair value of warrants issued to investors in conjunction with the Company’s Series A Convertible Preferred Stock in October 2007. The accounting treatment of the warrants resulted from an anti-dilution provision to the warrant holders.

Since we have been recognized as a “Key Leading Enterprise” in the agriculture industry by the Chinese government, we enjoy a complete exemption from income taxes. This status is usually reviewed in every two years, and the next review has currently been scheduled for the end of 2009.

Net (loss) income, after including the abovementioned non-cash income from the change in fair value of warrants, decreased by 168.1% from the three months ended June 30, 2008, to the three months ended June 30, 2009. During the same period, net profit margin decreased from 4.7% to a negative 6.1%.

Earnings Per Share

	For The Three Months Ended June 30,
	2009	2008
	(Unaudited) (As restated)	Unaudited
Net (Loss) Income for Basic Earnings Per Share	$(2,420,294)	$3,555,602
Basic Weighted Average Number of Shares	20,000,003	20,000,003
Net (Loss) Income per Share – Basic	$(0.12)	$0.18
Net (Loss) Income for Diluted Earnings Per Share	$(2,420,294)	$3,555,602
Diluted Weighted Average Number of Shares	20,000,003	37,221,147
Net (Loss) Income per Share – Diluted	$(0.12)	$0.10

Basic and diluted earnings per share (EPS) for the quarter ended June 30, 2009, as restated, were $(0.12) and $(0.12), compared to $0.18 and $0.10 for the same quarter last year, as restated.

The Six Months Ended June 30, 2009 Compared with the Six Months Ended June 30, 2008

The following table shows the operating results for the six months ended June 30, 2009 and June 30, 2008.

	The six months ended Jun. 30, 2009 ($)	The six months ended Jun. 30, 2008 ($)
Consolidated Statement of Operations	(unaudited)	(unaudited)
Sales revenue (net of discounts, returns and allowances)	$82,787,863	$141,549,672
Cost of sales	(88,143,629)	(130,296,704)
Gross (loss) profit	(5,355,766)	11,252,968
Selling expenses	(129,553)	(118,970)
General and administrative expenses	(1,592,065)	(1,244,941)
(Loss) income from operations	(7,077,384)	9,889,057
Interest income	119,312	53,798
Interest expense	(245,517)	(513,903)
Other income	29	-
Other expenses	(1,060)	(14,348)
Changes in fair value of warrants	29,556,583	-
Income from operations before income tax	22,351,963	9,414,604
Income tax	-	-
Net income	22,351,963	9,414,604
Foreign currency translation adjustment	101,058	3,872,808
Comprehensive income	$22,453,021	$13,287,412

Net Sales

	For The Six Months Ended June 30		Period to Period Change
	2009	2008
Item	Amount ($)	Amount ($)	Amount ($)%
Soybean meal	$53,773,137	$80,862,202	$(27,089,065)	-33.5%
Soybean oil	21,922,595	44,537,225	(22,614,630)	-50.8%
Salad Oil	3,719,970	16,150,245	(12,430,275)	-77.0%
Squeezed oil	443,479	-	443,479
Soy protein concentrates	354,945	-	354,945
Low-temp soy meal	2,573,737	-	2,573,737
Total Net Sales	$82,787,863	$141,549,672	$(58,761,809)	-41.5%

Net sales was $82,787,863 for the six months ended June 30, 2009, a decrease of $58,761,809 or 41.5% from $141,549,672 for the six months ended June 30, 2008. An analysis by product shows that the revenue of the three main products, namely soybean meal, soybean oil and salad oil all dropped period over period at rates of -33.5%, -50.8% and -77.0% respectively. This decrease was due to our policy to reduce production volume voluntarily in reaction to the difficulties caused by a series of factors, but primarily due to the Chinese government’s national reserve purchase of soybeans (please refer to the section “net sales” in the discussion of results of operations for the three months ended June 30, 2009).

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

Consequently, in the six months ended June 30, 2009, we sold 141,378 tons of soybean meal, 26,598 tons of soybean oil and 4,313 tons of salad oil, resulting in negative growth rates of -20.7%, -6.5% and -53.6%, respectively, over the six months ended June 30, 2008, we sold 178,395 tons of soybean meal, 28,455 tons of soybean oil and 9,288 tons of salad oil. Thus, there has been a large decrease in sales revenue.

We expect that the difficult situation may last for a considerable period in the future, because though the government had completed its national reserve purchase program by the end of June 2009,  its action has effectively raised our costs of raw materials up till now, and our operations will still be affected by it, as the raw materials we are using now were all harvested in 2008 and mostly purchased by the end of 2008. Whether or not the situation may change depends on a series of factors, including the government’s reaction to the demands of domestic soybean processors, and the change in the production volume and hence supply to the Chinese market of imported soybeans from the U.S. and South America. We will adjust our policies in response to the changes in the situation, and will increase our processing and production volume to increase sales revenues when the markets are restored to normal status and become profitable for us.

Cost of Sales and Gross (Loss) Profit

	For The Six Months Ended June 30				Period to Period Change
	2009	% of Sales	2008	% of Sales
	Amount ($)	Revenue	Amount ($)	Revenue	Amount ($)%
Soybean meal	$(57,222,038)	106.4%	$(75,131,689)	92.9%	$(17,909,651)	-23.8%
Soybean oil	(23,216,668)	105.9%	(40,593,245)	91.1%	(17,376,577)	-42.8%
Salad Oil	(3,903,058)	104.9%	(14,571,770)	90.2%	(10,668,712)	-73.2%
Squeezed oil	(493,482)	111.3%	-	-	493,482
Soy protein concentrates	(420,055)	118.3%	-	-	420,055
Low-temp soy meal	(2,888,328)	112.2%	-	-	2,888,328
Cost of sales	$(88,143,629)	106.5%	$(130,296,704)	92.1%	$(42,153,075)	-32.4%

Soybean meal	$(3,448,901)	-6.4%	$5,730,513	7.1%	$(9,179,414)	-160.2%
Soybean oil	(1,294,073)	-5.9%	3,943,980	8.9%	(5,238,053)	-132.8%
Salad oil	(183,088)	-4.9%	1,578,475	9.8%	(1,761,563)	-111.6%
Squeezed oil	(50,003)	-11.3%	-	-	(50,003)
Soy protein concentrates	(65,110)	-18.3%	-	-	(65,110)
Low-temp soy meal	(314,591)	-12.2%	-	-	(314,591)
Gross (loss) profit	$(5,355,766)	-6.5%	$11,252,968	7.9%	$(16,608,734)	-147.6%

Our cost of sales for the six months ended June 30, 2009 fell by $42,153,075 or 32.4% over the six months ended June 30, 2008, while the ratio of cost as a percentage to net sales value rose from 92.1% to 106.5% over the period. On the other hand, we recorded a gross loss of $5,355,766 in the six months ended June 30, 2009, in comparison to a gross profit of $11,252,968 in the six months ended June 30, 2008, and the gross profit margin dropped from 7.9% in 2008 a six months loss of 6.5%. The main reasons for the changes in the cost of sales and gross (loss) profit were the negative impact of imported soybeans and the national reserve purchase conducted by PRC government (please refer to the section “Cost of Sales and Gross Profit” in the discussion of results of operations for the three months ended June 30, 2009).

We expect that our cost of sales and gross profit, if any, may remain at relatively low levels during the remaining time of 2009. At the same time, we anticipate that gross margins may improve in the later part of 2009, as we estimate that soybean production in the U.S. will only increase slightly in 2009, while soybean production in South America will be reduced during the same time period. Consequently, there may be less imported soybeans in China’s market after harvest season in 2009 and, as a result, these imports and the imported-soybean byproducts may be at higher prices in China’s market, which will increase the competitiveness of our soybean products.

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

Operating Expenses

	For The Six Months Ended June 30				Period to Period
	2009	% of Sales	2008	% of Sales	Change
	Amount ($)	Revenue	Amount ($)	Revenue	Amount ($)%
Selling Expenses	$(129,553)	0.2%	$(118,970)	0.1%	$10,583	8.9%
General & Administrative Expenses	(1,592,065)	1.9%	(1,244,941)	0.9%	347,124	27.9%
Total Operating Expenses	$(1,721,618)	2.1%	$(1,363,911)	1.0%	$357,707	26.2%

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

General and administrative expenses for the six months ended June 30, 2009 rose by $347,124 or 27.9% over the six months ended June 30, 2008. These expenses were mainly depreciation of fixed assets used for management purpose. As a percentage of net sales, general and administrative expenses rose from 0.9% for the six months ended June 30, 2008 to 1.9% for the six months ended June 30, 2009.

We expect that although selling expenses may remain stable in the remaining time of 2009, as we will not likely increase sales volume during this period (please refer to the sections “Net Sales” , “Cost of Sales and Gross (Loss) Profit” above), selling expenses will increase over the coming years. Therefore, we plan to expand our sales network and develop new sales channels. General and administrative expenses may also increase, because we will change our organizational structure to prepare for future expansion. In addition, as we are preparing to be listed on NASDAQ, there will be increased expenses related to our financial reporting, compliance, internal controls and corporate governance systems in compliance with relevant rules and regulations.

Net Income

	For The Six Months Ended June 30				Period to Period
	2009	% of Sales	2008	%of Sales	Change
	Amount ($)	Revenue	Amount ($)	Revenue	Amount ($)%
Income from operations	$(7,077,384)	-8.5%	$9,889,057	7.0%	$(16,966,441)	-171.6%
Interest expenses	(245,518)	-0.3%	(513,903)	-0.4%	268,385	-52.2%
Interest income	119,312	0.1%	53,798	0.0%	65,514	121.8%
Other expense	(1,060)	0.0%	(14,348)	0.0%	13,288	-92.6%
Other income	29	0.0%	-	0.0%	29	-
Changes in fair value of warrants	29,556,583	35.7%	-	-	29,556,583	-
Income tax	-	-	-	-	-	-
Net income	$22,351,963	27.0%	$9,414,604	6.7%	$12,937,359	137.4%

Income from operations decreased by 171.6% or $16,966,441 for the six months ended June 30, 2009, to a loss of $7,077,384, as compared to a profit of $9,889,057 for the six months ended June 30, 2008, primarily due to the same reasons of the decrease in sales revenue and the drop in gross margin (please refer to the sections “Net Sales” and “Cost of Sales and Gross (Loss) Profit” above). At the same time, operating margin fell from 7.0% to a negative 8.5%.

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

Effective January 1, 2009, we adopted the provisions of EITF 07-5, "Determining Whether an Instrument (or an Embedded Feature) is Indexed to an Entity's Own Stock". As a result of adopting EITF 07-5, we recorded non-cash income of $29,556,583 for the six months ended June 30, 2009, as restated, resulting from the change in fair value of warrants issued to investors in conjunction with the Company’s Series A Convertible Preferred Stock in October 2007. The accounting treatment of the warrants resulted from an anti-dilution provision to the warrant holders.

Since we have been recognized as a “Key Leading Enterprise” in the agriculture industry by the Chinese government, we enjoy a complete exemption from income taxes. This status is usually reviewed in every two years, and the next review has currently been scheduled for the end of 2009.

Net income, after including the abovementioned non-cash income from the change in fair value of warrants, increased by 137.4% from the six months ended June 30, 2008, to the six months ended June 30, 2009. During the same period, net profit margin increased from 6.7% to 27.0%.

Earnings Per Share

	For The Six Months Ended June 30,
	2009	2008
	(Unaudited) (As restated)	(Unaudited)
Net Income for Basic Earnings Per Share	$22,351,963	$9,414,604
Basic Weighted Average Number of Shares	20,000,003	20,000,003
Net Income per Share – Basic	$1.12	$0.47
Net Income for Diluted Earnings Per Share	$22,351,963	$5,859,002
Diluted Weighted Average Number of Shares	32,903,049	36,546,084
Net Income per Share – Diluted	$0.68	$0.26

Basic and diluted earnings per share (EPS) for the six months ended June 30, 2009, as restated, were $1.12 and $0.68, compared to $0.47 and $0.26 for the same period last year, as restated.

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

At the end of 2008, the PRC government conducted a national strategic reserve purchase of soybeans, which was designed to uphold the price of domestically produced non-GM soybeans (please refer to the sections “Net Sales” and “Cost of Sales and Gross Profit” above). The designated purchase price was about $52 per ton higher than normal market price, and we had to purchase soybeans at close to this price level for a considerable part of our raw materials. Consequently, we had to input more cash resources to procure raw materials, and the number reached $3.7 million in the six months ended June 30, 2009. We also spent $2.3 million more cash into prepaid VAT, which mostly comprises the incoming VAT included in the gross purchase price of the soybean we have bought.

Due to the decrease in purchasing volume, we released $2.3 million from advances to suppliers, which was used to secure the supply of raw materials.

Generally, our cash flows are stable, as we sell mostly on cash basis, with minimal trade receivables, and usually, our products are sold just a few days after they are produced. For the six months ended June 30, 2009, our cash flows were affected negatively by the increasing costs of raw materials, and we expect that the cash flows status may be improved later, as it’s possible that we may be able to increase our revenue and profit and the sales of our products is still very robust (please refer to the section “Net Sales” and “Cost of Sales and Gross (Loss) Profit” above).

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

Loans

The balance of short-term bank loans was $10,665,030 at June 30, 2009, as compared to $6,711,214 at December 31, 2008. This was caused by the additional bank loans made to satisfy the needs for purchasing soybeans with higher average cost (please refer to the section “Cost of Sales and Gross (Loss) Profit” above).

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

Currently we have a credit line of up to RMB 190 million, or about USD 28 million, based on our credit rank AA granted by Agricultural Development Bank. We believe that this would be sufficient for our future working capital needs at the current operation and capacity level.

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

Yanglin Soybean, Inc.

Date: August 13, 2010	By:	/s/ SHULIN LIU
Shulin Liu Chief Executive Officer (Principal Executive Officer)

Yanglin Soybean, Inc.

Date: August 13, 2010	By:	/s/ SHAOCHENG XU
Shaocheng Xu Chief Financial Officer (Principal Financial and Accounting Officer)