Form 10-Q
period 2010-06-30
Yanglin Soybean, Inc.
filed 2010-08-16
CIK 1368745

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒   No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). * Yes ☐ No ☐

*The registrant has not yet been phased into interactive data requirement.

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

As of August 13, 2010, the Company had 20,465,119 shares of Common Stock, $0.001 par value per share, issued and outstanding.

Yanglin Soybean, Inc.

INDEX

		Page

Part I — Financial Information		3

Item 1.	Financial Statements	3

(a)	Consolidated Balance Sheets as of June 30, 2010 (unaudited) and December 31, 2009	3

(b)	Consolidated Statements of Operations and Other Comprehensive Income for the three and six months ended June 30, 2010 and 2009 (as restated) (unaudited)	4

(c)	Consolidated Statement of Changes in Stockholders’ Equity for the six months ended June 30, 2010 (unaudited)	5

(d)	Consolidated Statements of Cash Flows for the six months ended June 30, 2010 and 2009 (as restated) (unaudited)	6

(e)	Notes to Consolidated Financial Statements (unaudited)	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	50

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	68

Item 4.	Controls and Procedures	68

Part II — Other Information		70

Item 1	Legal Proceedings	70

Item 1A.	Risk Factors	70

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	70

Item 3	Defaults upon Senior Securities	70

Item 4	(Removed and Reserved)	70

Item 5	Other Information	70

Item 6.	Exhibits	70

Signatures		71

PART 1-FINANCIAL INFORMATION

ITEM 1-FINANCIAL STATEMENTS

YANGLIN SOYBEAN, INC.

CONSOLIDATED BALANCE SHEETS
AS AT JUNE 30, 2010 (UNAUDITED), AND DECEMBER 31, 2009
(Stated in US Dollars)

	June 30, 2010	December 31, 2009
	(unaudited)
ASSETS
Current assets
Cash	$29,881,178	$34,811,611
Cash-restricted	2,157,311	1,740,605
Trade receivables, net	333	332
Inventories	6,294,298	8,356,345
Advances to suppliers	12,504	12,451
Prepaid VAT and other taxes	6,100,872	4,917,250
Other receivables and prepaid expenses	79,353	108,200
Total current assets	44,525,849	49,946,794

Property, plant and equipment, net	25,978,075	27,297,365
Assets held for sale	219,487	570,409
Intangible assets, net	4,326,358	4,415,908
TOTAL ASSETS	$75,049,769	$82,230,476

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Short-term bank loans	$18,652,880	$20,476,218
Loans from related parties – current	54,132	53,676
Accounts payable	10,086	20,866
Other payables	39	824,424
Customers deposits	1,887,386	1,395,524
Accrued liabilities	690,045	635,474
Total current liabilities	21, 294,568	23,406,182

Long-term liabilities
Loan from related parties – non-current	275,484	314,191
Warrant liability	15,753,325	27,573,698
TOTAL LIABILITIES	37,323,377	51,294,071

STOCKHOLDERS' EQUITY
Convertible preferred stock:
Series A $0.001 par value, 50,000,000 shares authorized; 9,534,883 shares issued and outstanding	9,535	9,535
Series B $0.001 par value, 10,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock:
$0.001 par value, 100,000,000 shares authorized; 20,465,119 shares issued and outstanding	20,465	20,465
Additional paid-in capital	27,918,477	27,899,749
Statutory reserves	5,628,636	5,628,636
Accumulated deficit	(3,406,792)	(9,953,046)
Accumulated other comprehensive income	7,556,071	7,331,066
Total stockholders’ equity	37,726,392	30,936,405
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$75,049,769	$82,230,476

The accompanying notes are an integral part of these consolidated financial statements

YANGLIN SOYBEAN, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010, AND 2009, AS RESTATED (UNAUDITED)
(Stated in US Dollars)

	For the three months ended June 30		For the six months ended June 30
	2010	2009	2010	2009
		(As restated)		(As restated)
Net sales	$49,916,626	$39,753,637	$83,996,598	$82,787,863
Cost of sales	(52,540,598)	(43,973,079)	(86,603,456)	(88,143,629)
Gross profit (loss)	(2,623,972)	(4,219,442)	(2,606,858)	(5,355,766)

Operating Expenses
Selling expenses	(67,110)	(60,303)	(131,885)	(129,553)
General and administrative expenses	(807,741)	(559,881)	(1,657,793)	(1,592,065)
Impairment loss of assets held for sale	(352,032)	-	(351,967)	-
Total operating expenses	(1,226,883)	(620,184)	(2,141,645)	(1,721,618)
Loss from operations	(3,850,855)	(4,839,626)	(4,748,503)	(7,077,384)
Interest expense	(298,107)	(94,091)	(576,716)	(245,517)
Interest income	25,197	71,795	51,450	119,312
Other (expenses) income	-	-	(350)	(1,031)
Changes in fair value of warrants	6,698,802	2,441,628	11,820,373	29,556,583
Income(Loss) before income taxes and other comprehensive income	2,575,037	(2,420,294)	6,546,254	22,351,963
Income tax	-	-	-	-
Net income(loss)	2,575,037	(2,420,294)	6,546,254	22,351,963
Foreign currency translation adjustment	215,605	(16,447)	225,005	101,058
Other comprehensive income	$2,790,642	$(2,436,741)	$6,771,259	$22,453,021
Earnings per share
Basic	$0.13	$(0.12)	$0.32	$1.12
Diluted	$0.09	$(0.12)	$0.22	$0.68

Weighted average shares outstanding
Basic	20,465,119	20,000,003	20,465,119	20,000,003
Diluted	30,000,002	20,000,003	30,003,867	32,903,049

The accompanying notes are an integral part of these consolidated financial statements

YANGLIN SOYBEAN, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2010 (UNAUDITED)
(Stated in US Dollars)

	Preferred stock						(Accumulated	Accumulated
	Series A		Common stock		Additional		deficit)	other
	Number of shares	Amount	Number of shares	Amount	paid-in capital	Statutory reserves	retained earnings	comprehensive income	Total

Balance, December 31, 2009	9,534,883	$9,535	20,465,119	$20,465	$27,899,749	$5,628,636	$(9,953,046)	$7,331,066	$30,936,405
Net income	-	-	-	-	-	-	6,546,254	-	6,546,254
Share-based compensation expense	-	-	-	-	18,728	-	-	-	18,728
Foreign currency translation adjustment	-	-	-	-	-	-	-	225,005	225,005
Balance, June 30, 2010	9,534,883	$9,535	20,465,119	$20,465	$27,918,477	$5,628,636	$(3,406,792)	$7,556,071	$37,726,392

The accompanying notes are an integral part of these consolidated financial statements

YANGLIN SOYBEAN, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2010, AND 2009 (AS RESTATED) (UNAUDITED)
(Stated in US Dollars)
	For the six months ended June 30
	2010	2009
		(as restated)
Cash flows from operating activities
Net income	$6,546,254	$22,351,963
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	1,428,470	1,591,048
Amortization	107,686	107,552
Share-based compensation expense	18,728	11,292
Bad debt expense	398	159
Impairment loss of assets held for sale	351,967	-
Loss on disposal of property, plant and equipment	-	230,025
Change in fair value of warrants	(11,820,373)	(29,556,583)
Changes in operating assets and liabilities:
Trade receivable	-	(59,965)
Inventories	2,089,128	(3,749,191)
Advances to suppliers	1,216	2,271,800
Prepaid VAT and other taxes	(1,158,519)	(2,299,546)
Other receivables	27,575	38,702
Accounts payable	(10,827)	(13,053)
Other payables	6	4
Customers deposits	484,142	229,812
Accrued liabilities	52,281	61,440
Net cash used in operating activities	(1,881,868)	(8,784,541)

Cash flows from investing activities
Purchase of property, plant and equipment	(824,688)	(48,962)
Net cash used in investing activities	(824,688)	(48,962)

Cash flows from financing activities
Proceeds from short-term bank loans	-	6,575,842
Cash - restricted	(408,877)	-
Principal payments for short-term bank loans	(1,902,047)	(2,630,337)
Principal payments for loans from related parties	(39,643)	(28,113)
Net cash flows used in/provided by financing activities	(2,350,567)	3,917,392

Net decrease in cash	(5,057,123)	(4,916,111)
Effect of foreign currency translation on cash	126,690	42,813
Cash- beginning of period	34,811,611	30,365,413
Cash- end of period	$29,881,178	$25,492,115

Supplementary cash flow information:
Interest paid	$576,668	$245,517

The accompanying notes are an integral part of these consolidated financial statements

YANGLIN SOYBEAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010 AND 2009 (AS RESTATED)
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
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010 AND 2009 (AS RESTATED)
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
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010 AND 2009 (AS RESTATED)
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

The accompanying unaudited consolidated financial statements were prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they may not include all of the information and footnotes required by GAAP for complete consolidated financial statements. All adjustments that are, in the opinion of management, of a normal recurring nature and are necessary for a fair presentation of the consolidated financial statements have been included. Nevertheless, these financial statements should be read in conjunction with the Company’s audited consolidated financial statements contained in its Annual Report on Form 10-K for the year ended December 31, 2009 as filed with the Securities and Exchange Commission on April 15, 2010. The results of operations for the six months ended June 30, 2010, are not necessarily indicative of the results that may be expected for the entire fiscal year or any other interim period.

The Company’s common stock is listed on the Over-the-counter Bulletin Board (“OTCBB”) market and traded under the symbol “YSYB”.

YANGLIN SOYBEAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010 AND 2009 (AS RESTATED)
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

On January 1, 2009, the Company recorded as a cumulative effect adjustment by decreasing additional paid-in capital by $15,003,941 and decreasing the beginning balance of retained earnings by $72,047,158, and recording $87,051,099 as a warrant liability to recognize the fair value of such warrants on January 1, 2009. The fair value of the warrants was $27,573,698 on December 31, 2009 and $57,494,516 on June 30,  2009. The Company recognized $2,441,628 and $29,556,583 as non-cash income from the change in fair value of warrants for the three and six months ended June 30,  2009.

YANGLIN SOYBEAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010 AND 2009 (AS RESTATED)
(UNAUDITED)
(Stated in US Dollars)

2.	GENERAL (Continued)

The effect of the restatement on specific amounts provided in the consolidated financial statements is as follows:

	As of June 30, 2009
Consolidated Balance Sheet	As previously reported	As restated

Warrant liability	$-	$57,494,516
Additional paid-in capital	38,389,635	27,876,986
Retained earnings (accumulated deficit)	14,471,196	(32,510,671)

	For the Three Months Ended June 30, 2009		For the Six Months Ended June 30, 2009
Consolidated Statement of Operations and Other Comprehensive Income	As previously reported	As restated	As previously reported	As restated
General and administrative expenses	$(548,589)	$(559,881)	$(1,580,773)	$(1,592,065)
Total operating expenses	(608,892)	(620,184)	(1,710,326)	(1,721,618)
(Loss) income from operations	(4,828,334)	(4,839,626)	(7,066,092)	(7,077,384)
Changes in fair value of warrants	-	2,441,628	-	29,556,583
(Loss) income from operations before income taxes	(4,850,630)	(2,420,294)	(7,193,328)	22,351,963
Net (loss) income	(4,850,630)	(2,420,294)	(7,193,328)	22,351,963
Other comprehensive (loss) income	(4,867,077)	(2,436,741)	(7,092,270)	22,453,021
(Loss) earnings per share:
Basic	$(0.24)	$(0.12)	$(0.36)	$1.12
Diluted	$(0.15)	$(0.12)	$(0.23)	$0.68

	For the Six Months Ended June 30, 2009
Consolidated Statement of Cash Flows	As previously reported	As restated
Net (loss)/income	$(7,193,328)	$22,351,963
Change in fair value of warrants	-	(29,556,583)
share-based compensation expense	-	11,292

YANGLIN SOYBEAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010 AND 2009 (AS RESTATED)
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
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010 AND 2009 (AS RESTATED)
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
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010 AND 2009 (AS RESTATED)
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

The unaudited consolidated financial statements include the accounts of the Company and the following subsidiaries, as well as Yanglin, a variable interest entity of which WFOE is the primary beneficiary as defined by ASC 810 “Consolidation of Variable Interest Entities” All intercompany transactions and accounts have been eliminated in consolidation.

Name of Company	Place of incorporation	Attributable interest

Faith Winner Investments Ltd	British Virgin Islands	100%

Faith Winner (Jixian) Agriculture Development Company	PRC	100%

Heilongjiang Yanglin Soybean Group Co. Ltd*	PRC	100%
*Deemed variable interest entity

YANGLIN SOYBEAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010 AND 2009 (AS RESTATED)
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
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010 AND 2009 (AS RESTATED)
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
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010 AND 2009 (AS RESTATED)
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
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010 AND 2009 (AS RESTATED)
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

The exchange rates used to translate amounts in RMB into USD for the purposes of preparing the consolidated financial statements were as follows:

	June 30, 2010	December 31, 2009	June 30, 2009
The closing rate at RMB : USD exchange rate	6.8086	6.8372	6.8448
Average six-months ended RMB : USD exchange rate	6.8347		6.8432
Average three-months ended RMB : USD exchange rate	6.8335		6.8399

The RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions.  There is no assurance that the RMB amounts could have been, or could be, converted into USD at the rates used in translation.

YANGLIN SOYBEAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010 AND 2009 (AS RESTATED)
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

Cost of sales consists primarily of direct material costs, direct labor cost, and applicable overhead costs attributable to the production of products.  Permanent write-down of inventory to the lower of cost or market value is also reflected in the cost of revenues. For the six and three months ended June 30, 2010 and 2009, there were no write-downs of inventories.

(o)	Advertising

The Group expenses all advertising expenses as incurred.  Advertising expenses included in selling expenses were $211 and $0 for the six months ended June 30, 2010 and 2009 respectively. Advertising expenses for the three months ended June 30, 2010 and 2009 were $211 and $0, respectively.

(p)	Shipping and handling

All shipping and handling costs are expensed as incurred and included in selling expense.  Total shipping and handling expenses were $41,050 and $42,730 for the six months ended June 30, 2010 and 2009 respectively. The Shipping and handling costs for the three months ended June 30, 2010 and 2009 were $24,509 and $20,426 respectively.

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
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010 AND 2009 (AS RESTATED)
(UNAUDITED)
(Stated in US Dollars)

2.	GENERAL (Continued)

(r)	Pension and Employee Benefits

Full time employees in PRC entities participate in a government mandated multi-employer defined contribution plan pursuant to which certain pension benefits, medical care, unemployment insurance, employee housing fund and other welfare benefits are provided to employees. The PRC labor regulations require the Group to accrue for these benefits based on certain percentages of the employees' salaries. Management believes full time employees who have passed the probation period are entitled to such benefits.  The total provisions for employee pension were $70,105 and $66,122 for the six months ended June 30, 2010 and 2009 respectively. The total provisions for employee pension for the three months ended June 30, 2010, and 2009 were $37,010 and $40,239, respectively.

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
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010 AND 2009 (AS RESTATED)
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

The Company established a statutory surplus reserve as well as a statutory public welfare fund and commenced to appropriate 10% and 5%, respectively, of the PRC net income after taxation to these reserves. The amounts included in the statutory reserves consisted of surplus reserve of $3,752,424 and common welfare fund of $1,876,212 as of June 30, 2010 and December 31, 2009, respectively.

YANGLIN SOYBEAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010 AND 2009 (AS RESTATED)
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

The Company reports earnings per share in accordance with the provisions of FASB ASC 260.10, "Earnings Per Share” FASB ASC 260.10 requires presentation of basic and diluted earnings per share in conjunction with the disclosure of the methodology used in computing such earnings per share. Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted average common shares outstanding during the period. Diluted earnings per share takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock using the treasury method.

(w)	Value-added tax (“VAT”)

All of Yanglin’s products that are sold in PRC are subject to a Chinese VAT on the gross sales price. VAT from sales may be offset by VAT paid on purchase of raw materials included in the cost of producing the finished goods.  Prepaid VAT will only be offset against future VAT payable resulting from sales.

(x)	Warrant Liability

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
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010 AND 2009 (AS RESTATED)
(UNAUDITED)
(Stated in US Dollars)

2.	GENERAL (Continued)

(y)	Recent accounting pronouncements

In June 2009, the FASB issued ASC810.10, guidance to change financial reporting by enterprises involved with variable interest entities (“VIEs”) which modifies how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. This pronouncement clarifies that the determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. The guidance requires an ongoing reassessment of whether a company is the primary beneficiary of a variable interest entity. This guidance also requires additional disclosures about a company’s involvement in variable interest entities and any significant changes in risk exposure due to that involvement. This guidance is effective for fiscal years beginning after November 15, 2009. This ASC was adopted on January 1, 2010 and had no material impact on the Company’s unaudited consolidated financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on our consolidated financial statements upon adoption.

YANGLIN SOYBEAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010 AND 2009 (AS RESTATED)
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

The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties. As of June 30, 2010, the carrying amounts of financial assets and liabilities, such as cash and cash equivalents, accounts receivable, other receivables, short-term bank loans, accounts payable, and other payables, approximate their fair values because of the short maturity of these instruments and market rates of interest available to the Group.

YANGLIN SOYBEAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010 AND 2009 (AS RESTATED)
(UNAUDITED)
(Stated in US Dollars)

4.	CREDIT RISK AND CUSTOMERS AND SUPPLIERS CONCENTRATIONS

Financial instruments which potentially expose the Group to concentrations of credit risk, is cash and accounts receivable as of June 30, 2010 and December 31, 2009. The Group performs ongoing evaluations of its cash position and credit evaluations of customers to ensure sound collections and minimize credit losses exposure.

CASH- U.S. ACCOUNTS– (RESTRICTED)

As of June 30, 2010 and December 31, 2009, respectively, the Group’s restricted cash of $247,961 and $278,018 was kept in bank accounts in the U.S. Cash accounts at financial institutions in the U.S. may exceed the federal depository insurance coverage limits. In October 2008, the FDIC increased its insurance from $100,000 per depositor to $250,000 and to an unlimited amount for non-interest bearing accounts. The coverage increase, which is temporary, extends through December 31, 2013 and June 30, 2010, respectively. All of the cash held in the U.S. is fully insured. Lastly, there is no unrestricted cash in U.S. accounts.

CASH- PRC ACCOUNTS– (RESTRICTED AND UN-RESTRICTED)

As of June 30, 2010 and December 31, 2009, respectively, the Group’s cash was with banks in the PRC where there is currently no rule or regulation mandated on obligatory insurance of bank accounts.

SALES AND VENDOR CONCENTRATIONS

For the three and six months ended June 30, 2010 and 2009 respectively, all of the Group’s sales were generated within the PRC. In addition, all accounts receivable as of June 30, 2010 and December 31, 2009 are from entities within the PRC.

For the three months ended June 30, 2010 and 2009 respectively, no customer accounted for 10% or more of the Group’s revenue.

For the three months ended June 30, 2010 and 2009 respectively, no vendor accounted for 10% or more of the Group’s purchases.

YANGLIN SOYBEAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010 AND 2009 (AS RESTATED)
(UNAUDITED)
(Stated in US Dollars)

5.	CASH-RESTRICTED

Cash-restricted consists of the following at:

	June 30, 2010	December 31, 2009
	(unaudited)

Bank deposits held as collateral for bank loan – PRC	$1,909,350	$1,462,587
Bank deposits held in trust account – U.S.	247,961	278,018
Balance at the end of period	$2,157,311	$1,740,605

Cash-restricted maintained in a trust account in the United States is held for the purpose of payment for investor and public relations costs. Bank deposits held as collateral for bank loan was requested by Agricultural Development Bank of China as collateral to guarantee the repayment of the loan of $11,749,846 (RMB80,000,000) from Yanglin.

YANGLIN SOYBEAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010 AND 2009 (AS RESTATED)
(UNAUDITED)
(Stated in US Dollars)

6.	INVENTORIES

Inventories consist of the following:

	June 30, 2010	December 31, 2009
	(unaudited)

Finished goods	$5,434,690	$2,560,585
Raw materials	859,608	5,795,760
Balance at the end of period	$6,294,298	$8,356,345

7.	OTHER RECEIVABLES AND PREPAID EXPENSES

Details of other receivables and prepaid expenses consist of the following:

	June 30, 2010	December 31, 2009
	(unaudited)

Advances for materials	$11,926	$3,101
Prepayment for customers’ transportation costs	21,471	56,229
Advances for travel	27,285	28,152
Prepaid service fee	14,687	14,626
Other	3,984	6,092
Balance at the end of period	$79,353	$108,200

YANGLIN SOYBEAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010 AND 2009 (AS RESTATED)
(UNAUDITED)
(Stated in US Dollars)

8.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	June 30, 2010	December 31, 2009
	(unaudited)

Building	$9,207,595	$9,169,080
Machinery and equipment	25,818,891	25,710,890
Office equipment	128,730	128,192
Motor vehicles	1,173,216	1,168,308
	36,328,432	36,176,470
Less: accumulated depreciation	(10,350,357)	(8,879,105)
Balance at the end of period	$25,978,075	$27,297,365

As of June 30, 2010, building with net book value of $1,494,360 and machinery and equipment with net book value of $9,291,594 were pledged as collateral under certain loan arrangements. These loans were primarily obtained for general working capital.

Temporarily Idle Assets

Included in the above balances of property, plant and equipment are assets deemed as temporarily idle by the management comprising of the following:

	June 30, 2010	December 31, 2009
	(unaudited)
Buildings	$886,480	$882,772
Machinery and equipment	3,848,074	3,831,978
	4,734,554	4,714,750
Less: accumulated depreciation	(596,202)	(393,173)
Net book value	$4,138,352	$4,321,577

 These assets belong to the powdered oil production line. They are temporarily idle because there was certain technical issues in the formula. We are now adjusting the formula and techniques used for powdered oil and we expect to start the formal production of this product within a few months. If the production can’t be started as we now expect, we will consider disposal of these assets.

YANGLIN SOYBEAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010 AND 2009 (AS RESTATED)
(UNAUDITED)
(Stated in US Dollars)

8.	PROPERTY, PLANT AND EQUIPMENT (Continued)

Depreciation expense is included in the consolidated statement of operations and comprehensive income as follows (unaudited):

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
		(as restated)		(as restated)

Cost of sales and inventory	$381,555	$524,178	$669,800	$1,118,175
General and administrative expenses	329,069	83,424	758,667	472,873
Total depreciation expenses	$710,624	$607,602	$1,428,467	$1,591,048

YANGLIN SOYBEAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010 AND 2009 (AS RESTATED)
(UNAUDITED)
(Stated in US Dollars)

9.	ASSETS HELD FOR SALE

Yanglin has classified certain manufacturing facilities as held for sale. Assets held for sale consists of the following:

	June 30, 2010	December 31, 2009
	(unaudited)

Building	$515	$1,339
Machinery and equipment	218,972	569,070
Balance	$219,487	$570,409

Management plans to seek a buyer of these assets on the open market. The assets are expected to be sold in 2010.

Impairment Loss of Assets held for sale

The Group analyzes the assets for impairment when events or circumstances occur that indicate the carrying value may not be recoverable. The Group considers a property to be impaired when the sum of future undiscounted cash flows during its remaining estimated holding period is less than the carrying value of the asset. For impaired assets, the Group records an impairment charge equal to the excess of the property’s carrying value over its estimated fair value.

During the quarter ended June 30, 2010, the Group reviewed the idle production facility, which had been identified as being impaired and reclassified to assets held for sale in the third quarter of 2009, and found that these assets had been further impaired, because the fair value determined using the fair value hierarchy using primary level 2 inputs in a market approach utilizing quoted market price for similar building and equipment adjusted for the condition and location of the assets.

There were $352,032 and $351,967 additional impairment charges recorded during the three and six months ended June 30, 2010, respectively. There were no impairment charges recorded during the three and six months ended June 30, 2009.

YANGLIN SOYBEAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010 AND 2009 (AS RESTATED)
(UNAUDITED)
(Stated in US Dollars)

10.	INTANGIBLE ASSETS

Intangible assets consist of the following:

Amortized intangible assets	January 1, 2010	Accumulated amortization	Foreign currency translation difference	June 30, 2010 (unaudited)
Land use rights	$4,004,529	(536,788)	16,821	$3,484,562
Railway use rights	1,199,321	(362,563)	5,038	841,796
Total amortized intangible assets	$5,203,850	(899,351)	21,859	$4,326,358

As of June 30, 2010, land use rights with net book value of $1,255,596 were pledged as collateral for certain loans.

There were no additions or disposals during the six months ended June 30, 2010.

Amortization expenses are included in the consolidated statement of operations and comprehensive income as follows (unaudited):

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
		(as restated)		(as restated)
Selling expenses	$32,678	$32,647	$65,343	$65,262
General and administrative expenses	21,175	20,485	42,342	42,290
Total amortization expense	$53,853	$53,132	$107,685	$107,552

YANGLIN SOYBEAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010 AND 2009 (AS RESTATED)
(UNAUDITED)
(Stated in US Dollars)

10.	INTANGIBLE ASSETS (Continued)

The estimated aggregate amortization expenses for intangible assets for the five succeeding years are as follows:

June 30,
2011	$216,198
2012	216,198
2013	216,198
2014	216,198
2015	216,198
thereafter	3,245,368
$4,326,358

YANGLIN SOYBEAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010 AND 2009 (AS RESTATED)
(UNAUDITED)
(Stated in US Dollars)

11.	SHORT-TERM BANK LOANS

(A)	Short-term bank loans consist of the following:

	June 30, 2010	December 31, 2009	Collateral
	(unaudited)

Loans from Agricultural Development Bank of China, interest rates at 5.31% per annum, due August 30, 2010 (Such amount had been partially repaid, and the remaining balance on August 16, 2010 was $1,174,985. The ramaining balance will be paid by August 30, 2010, its due date.)	$7,343,654	$7,312,935

Loans from Agricultural Development Bank of China, interest rates at 5.31% per annum, due November 5, 2010	1,028,112	5,850,348	Building, machinery and equipment and land use rights

Loans from Agricultural Development Bank of China, interest rates at 5.31% per annum, due July 30, 2010 (Such amount had been fully repaid by July 30, 2010)	5,874,923	7,312,935	Restricted cash

Loans from Agricultural Development Bank of China, interest rates at 5.31% per annum, due November 1, 2010	4,406,191	–	Restricted cash

Balance at the end of period	$18,652,880	$20,476,218

These loans were obtained and used by Yanglin for working capital. Interest expense for the six months ended June 30, 2010 and 2009 were $563,507 and $228,165, respectively. Interest expense for the three months ended June 30, 2010 and 2009 were $291,634 and $143,506, respectively.

(B)	Credit lines

The Group had a credit line facility with the availability to borrow up to $105 million (equivalent to RMB 718 million), with Agricultural Development Bank of China (the “Bank”). On April 25, 2010, the Bank cancelled this credit line, since it was only to be used to purchase soybeans in the season of bulk purchase of agricultural products, and the season was complete. Currently, the Group has no available credit line. The Bank will review the status of the Group and determine if a new credit line will be granted.

YANGLIN SOYBEAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010 AND 2009 (AS RESTATED)
(UNAUDITED)
(Stated in US Dollars)

12.	OTHER PAYABLES

Other payables consist of the following:

	June 30, 2010	December 31, 2009
	(unaudited)

Due for construction	$-	$824,424
Others	39	-
Balance at the end of period	$39	$824,424

13.	RELATED PARTIES TRANSACTIONS

(A)	Loans from related parties consist of the following:

	June 30, 2010	December 31, 2009
	(unaudited)

Loans from certain employees, interest rates at 7.722% and 9.405% per annum respectively, with various installments, due October 28, 2016	$329,616	$367,867

Current portion due within one year	(54,132)	(53,676)
	$275,484	$314,191

These loans were obtained and used by Yanglin for working capital. Interest expense for the six months ended June 30, 2010 and 2009 were $13,161 and $17,352, respectively, and interest paid for the three months ended June 30, 2010 and 2009 were $6,424 and $8,507, respectively.

YANGLIN SOYBEAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010 AND 2009 (AS RESTATED)
(UNAUDITED)
(Stated in US Dollars)

13.	RELATED PARTIES TRANSACTIONS (Continued)

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

The future principal payments under the bank loans are as follows:

For the twelve months ended June 30,
2011	$54,132
2012	47,861
2013	46,169
2014	49,809
2015	53,736
Thereafter	77,909
Total	$329,616

(B)	Heilongjiang Yanglin Group Seed Co. Ltd.

Heilongjiang Yanglin Group Seed Co. Ltd. “Yanglin Seed Co.”, which is wholly owned and managed by Mr. Shulin Liu, the Company’s chief executive officer, is an affiliate of the Company. Yanglin Seeds Co. supplies the farmers with “Yanglin” brand soybean seeds which provide higher oil yield. Pursuant to annual intentional supply agreements with the Company, the farmers sell the harvested soybeans to Yanglin. Yanglin Seeds Co. extends favorable commercial terms to these farmers, such as competitive price, for them to purchase “Yanglin” soybean seeds. Meanwhile, Yanglin offers cash-upon-delivery payment terms to the farmers for purchases of the harvested soybeans grown from “Yanglin” soybean seeds. These arrangements ensure that we maintain good relations with our suppliers, and enjoy a stable supply of soybeans that meet our high quality standards. There was no related party transaction or commitment between Yanglin Seed Co. and the Group as of June 30, 2010 and for the six months ended June 30, 2010 and 2009, respectively.

YANGLIN SOYBEAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010 AND 2009 (AS RESTATED)
(UNAUDITED)
(Stated in US Dollars)

13.	RELATED PARTIES TRANSACTIONS (Continued)

(C)	Stock exchange listing shares contributed by majority shareholder

In connection with the sale of the Series A Convertible Preferred Stock during October 2007, the Company committed to apply to list and have its shares of common stock traded on the Nasdaq Capital Market, the Nasdaq Global Select Market or the Nasdaq Global Market or any successor market thereto (collectively, “Nasdaq”), or the New York Stock Exchange or any successor market thereto (together with Nasdaq, each a “National Stock Exchange”), no later than December 31, 2008. As a result of failing to achieve such listing, the Company’s majority shareholder, Winner State Investments Limited, committed to transfer 1,000,000 shares of common stock in the Company to the purchasers of shares of Series A Convertible Preferred Stock. The Company has accounted for this as a contribution of capital by its majority stockholder and recorded a charge to operations in the amount of $4,480,000 for the year ended December 31, 2008 based on the closing market price of $4.48 per share on December 31, 2008. This charge was the same as the restatement of beginning retained earnings as of January 1, 2009. These shares have not been transferred as of June 30, 2010, as the Company is now negotiating with the Series A Preferred Investors as to whether the transfer of these shares will be made or waived.

YANGLIN SOYBEAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010 AND 2009 (AS RESTATED)
(UNAUDITED)
(Stated in US Dollars)

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

	Number of warrants
Series of warrant	6/30/2010	12/31/2009	6/30/2009	Exercise price	Contractual term	Expiration Date
Series A	10,000,000	10,000,000	10,000,000	$2.75	5 years	October 2, 2012
Series B	5,000,000	5,000,000	5,000,000	$3.50	5 years	October 2, 2012
Series E	1,000,000	1,000,000	1,000,000	$2.58	5 years	October 2, 2012
Series F	500,000	500,000	500,000	$3.01	5 years	October 2, 2012
Total	16,500,000	16,500,000	16,500,000

YANGLIN SOYBEAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010 AND 2009 (AS RESTATED)
(UNAUDITED)
(Stated in US Dollars)

14.	CONVERTIBLE PREFERRED STOCK AND WARRANTS (Continued)

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
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010 AND 2009 (AS RESTATED)
(UNAUDITED)
(Stated in US Dollars)

15.	CONVERTIBLE PREFERRED STOCK AND WARRANTS (Continued)

Each share of Series A Convertible Preferred Shares is convertible into one share of Common Stock, subject to standard adjustment provisions as set forth in the Certificate of Designations for our Series A Convertible Preferred Shares.

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
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010 AND 2009 (AS RESTATED)
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
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010 AND 2009 (AS RESTATED)
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
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010 AND 2009 (AS RESTATED)
(UNAUDITED)
(Stated in US Dollars)

15.	CONVERTIBLE PREFERRED STOCK AND WARRANTS (Continued)

As such, effective January 1, 2009, the Company reclassified the fair value of these warrants from equity to liability, as if these warrants were treated as a derivative liability since their issuance in October 2007. On January 1, 2009, the Company recorded as a cumulative effect adjustment by decreasing additional paid-in capital by the amount of $15,003,941 and decreasing the beginning balance of retained earnings by the amount of $72,047,158, and recording $87,051,099 as a warrant liability to recognize the fair value of such warrants on January 1, 2009. The fair value of the warrants was $57,494,516, $15,753,325 and $27,573,698 on June 30, 2009 and 2010 and December 31, 2009, respectively. The Company recognized $11,820,373 and $29,556,583 as income from the change in fair value of warrants for the six months ended June 30, 2010, and 2009, respectively. The Company recognized $6,698,802 and $2,441,628 as income from the change in fair value of warrants for the three months ended June 30, 2010, and 2009, respectively.

The fair value was calculated using the Black-Scholes option pricing model. The assumptions that were used to calculate fair value of the warrants were as follows:

Investor Warrants:	June 30, 2010	June 30, 2009	December 31, 2009

Expected volatility	92.7%	116.8%	105%

Risk free rate	1.00%	1.64%	1.7%

Expected terms	2.26	3.26	2.76

Expected dividend yield	-	-	-

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
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010 AND 2009 (AS RESTATED)
(UNAUDITED)
(Stated in US Dollars)

15.	CONVERTIBLE PREFERRED STOCK AND WARRANTS (Continued)

After the expiration of the Series J Warrants on April 3, 2009, all of the unissued Series B convertible Preferred Shares were cancelled and reverted to the status of authorized but unissued preferred stock, undesignated as to series and subject to reissuance as shares of preferred stock of any one or more series as permitted by the Articles of Incorporation. There were no issued and outstanding shares of Series B Convertible Preferred Shares as of June 30, 2010 and December 31, 2009.

The following table summarizes warrant activity for the six months ended June 30, 2010 and the year ended December 31, 2009:

	Warrants	Weighted-average exercise price	Aggregate Intrinsic Value

Outstanding at December 31, 2009	16,500,000	2.97	2,370,000
Issued	-	-
Exercised	-	-
Expired	-	-
Outstanding at June 30, 2010	16,500,000	$2.97	$2,370,000

The terms of outstanding warrants as of June 30, 2010 are as follows:

	Warrants outstanding			Warrants exercisable
Range of exercise prices	Number outstanding	Weighted average remaining contractual life (years)	Weighted average exercise price	Number exercisable	Weighted average exercise price

$2.58-$3.50	16,500,000	2.26	$2.97	16,500,000	$2.97

YANGLIN SOYBEAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010 AND 2009 (AS RESTATED)
(UNAUDITED)
(Stated in US Dollars)

16.	STOCK OPTIONS

At the time the Company appointed an independent director, the Company agreed to grant the director, as part of his compensation, 20,000 stock options annually. The stock options will be granted at the end of each quarter with the exercise price being the stock price at the last trading day of the quarter. During the three months ended June 30, 2010, the Company granted 5,000 options to the independent director in connection with his service in the second quarter of 2010. The options have an exercise price of $2.30 per share and are fully vested on the date of grant.

The Company valued the stock options by the Black Scholes model with the following assumptions:

Number of Options Issued	Expected Term	Expected Volatility	Dividend Yield	Risk Free Interest Rate	Grant Date Fair Value

5,000	5	99.65%	0%	1.79%	$8,602

The following is a summary of the option activity:

	Options	Weighted-average exercise price	Aggregate Intrinsic Value
Outstanding at December 31, 2009	15,000	3.02	-
Issued	10,000	2.50	-
Exercised	-	-	-
Expired	-	-	-
Outstanding at June 30, 2010	25,000	$2.81	$-

YANGLIN SOYBEAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010 AND 2009 (AS RESTATED)
(UNAUDITED)
(Stated in US Dollars)

16.	STOCK OPTIONS (Continued)

Following is a summary of the status of options outstanding at June 30, 2010:

	Options outstanding			Options exercisable
Range of exercise prices	Number outstanding	Weighted average remaining contractual life (years)	Weighted average exercise price	Number exercisable	Weighted average exercise price

$2.30-$3.10	25,000	4.50	$2.81	25,000	$2.81

For the six months ended June 30, 2010 and 2009, the Company recognized $18,728 and $11,292 as compensation expense for the stock options granted to the independent director, respectively. For the three months ended June 30, 2010 and 2009, the Company recognized $8,602 and $11,292 as compensation expense for the stock options granted to the independent director, respectively.

YANGLIN SOYBEAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010 AND 2009 (AS RESTATED)
(UNAUDITED)
(Stated in US Dollars)

17.	EARNINGS PER SHARE

The calculation of the basic and diluted earnings per share attributable to the common stockholders is based on the following data for the three and six months ended June 30 (unaudited):

	Three months ended June 30		Six months ended June 30
	2010	2009	2010	2009

		(as restated)		(as restated)

Numerator
Earnings:

Earnings (loss) for the purpose of basic earnings per share	$2,575,037	$(2,420,294)	$6,546,254	$22,351,963
Effect of dilutive potential common stock	-	-	-	-
Earnings (loss) for the purpose of dilutive earnings per share	$2,575,037	$(2,420,294)	$6,546,254	$22,351,963

Denominator
Number of shares:

Weighted average number of common stock for the purpose of basic earnings per share	20,465,119	20,000,003	20,465,119	20,000,003
Effect of dilutive potential common stock - conversion of convertible preferred stock	9,534,883	-	9,534,883	9,999,999
Effect of dilutive potential common stock - conversion of warrants and stock options	-	-	3,864	2,903,047
Weighted average number of common stock for the purpose of dilutive earnings per share	30,000,002	20,000,003	30,003,867	32,903,049

Because the Company reported a net loss for the three months ended June 30, 2009, common stock equivalents were anti-dilutive; therefore, the amounts reported for basic and diluted loss per share were the same.

YANGLIN SOYBEAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010 AND 2009 (AS RESTATED)
(UNAUDITED)
(Stated in US Dollars)

18.	INCOME TAXES

As of June 30, 2010, the Group had net operating tax losses carried forward of $18,818,130, which includes $518,033 and $18,300,097 in the US and PRC, respectively. Those losses carried forward in the US and PRC will expire between years 2013 and 2029. The Group has established a full valuation allowance against its net deferred tax assets due to the Group’s history of pre-tax losses and the resulting likelihood that the deferred tax assets are not realizable.

The Group has not recorded any income tax provision for the three and six months ended June 30, 2010, since the Group has estimated that its estimated annual effective income tax rate will be zero.

The Group is not aware of any unrecorded tax liabilities which would impact the Group’s financial position or its results of operations as of June 30, 2010 and December 31, 2009.

YANGLIN SOYBEAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010 AND 2009 (AS RESTATED)
(UNAUDITED)
(Stated in US Dollars)

19	VARIABLE INTEREST ENTITY

The Company, as a primary beneficiary of Yanglin, consolidates Yanglin, as a Variable Interest Entity (“VIE”), of which we are the primary beneficiary. The liabilities recognized as a result of consolidating a VIE do not represent additional claims on our general assets; rather, they represent claims against the specific assets of the consolidated VIE. Conversely, assets recognized as a result of consolidating a VIE do not represent additional assets that could be used to satisfy claims against our general assets. Reflected in the June 30, 2010 and December 31, 2009 balance sheets are consolidated VIE assets of $74.7 and $81.9 million, respectively, which are comprised mainly of cash, inventory and property and equipment. VIE liabilities mainly consist of short term bank loans and payables for working capital.

20	PARENT-ONLY FINANCIAL STATEMENTS

As mentioned in note 1 to the consolidated financial statements, as a result of entering into the contractual agreements, WFOE is deemed to control Yanglin as a Variable Interest Entity. These agreements may have restrictions on the ability of Yanglin to transfer funds to the Company through inter-company loans, advances and cash dividends which consist of additional paid in capital, statutory reserves and retained earnings of $46,429,938 and $51,548,050 respectively as at June 30, 2010 and December 31, 2009.

The following tables present unconsolidated financial information of the Company only:

Balance Sheets as of June 30, 2010 and December 31, 2009
	2010	2009
	(unaudited)
Cash – restricted	$247,961	$278,018
Other prepayment	-	1,216
Investments in subsidiaries	53,370,539	58,363,646
Total assets	$53,618,500	$58,642,880

Other current liabilities	$138,783	$132,777
Warrant liabilities	15,753,325	27,573,698
Total liabilities	15,892,108	27,706,475

Total shareholders’ equity	37,726,392	30,936,405
Total liabilities and shareholders’ equity	$53,618,500	$58,642,880

YANGLIN SOYBEAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010 AND 2009 (AS RESTATED)
(UNAUDITED)
(Stated in US Dollars)

20	PARENT-ONLY FINANCIAL STATEMENTS (Continued)

Statements of Operations and Other Comprehensive Income for the six months ended June 30, 2010 and 2009 (unaudited)

	2010	2009
		(as restated)

Investment loss - equity method	$(4,893,107)	$(6,946,429)
General and administrative expenses	(156,007)	(157,133)
Loss from operations before income taxes	(5,049,114)	(7,103,562)
Change in fair value of warrants	11,820,373	29,556,583
Income before income taxes	6,771,259	22,453,021
Income taxes	-	-
Net income	$6,771,259	$22,453,021

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

The manufacturing process includes sifting, crushing, heating and pressing soybeans, extracting and separating oil from crushed soybeans, cleansing, hydrating and packaging of oil as well as drying and packaging soybean meal. Our main products include Grade IV soybean oil, salad oil and soybean meal. We broadened our product line to include value-added products such as squeezed oil, low temperature soybean meal and concentrated soy protein, and we plan to produce powdered oil, textured protein and defatted soybean powder in the future. Formal production of squeezed oil has already begun. We are now adjusting the formula and techniques used for powdered oil and we expect to start the formal production of this product within a few months. We are producing concentrated soy protein in small quantities of commercial grade product and making efforts to develop the market for this product. Defatted soy powder and textured protein may be launched at a later date, depending on trends in the market and the specific product economics.

We sell our products under the “Yanglin” brand name to various regions of the PRC through our many distribution channels. In the three months ended June 30, 2010, we generated total revenue of approximately $49.9 million with a net loss of $4.1 million, exclusive of a non-cash income of approximately $6.7 million resulting from the change in fair value of warrants, which was not related to our operations.

Our goal is to become the market leader in the PRC’s non-GM soybean industry, and believe that we can accomplish this objective in the near future. We are considering future expansion and acquisition opportunities, with the goal of significantly increasing our processing capacity, but we will only make a definite decision after the market and industrial environments improve materially.

We are also working to improve and strengthen our management and internal control over financial reporting. The management has been conducting self assessment of the effectiveness of our internal control systems since 2008, and continuously rectifying the weakness and deficiencies found in the process. We also hired outside financial consultants since 2009 to enhance our financial reporting capability.

Current Business Environment and 2010 Outlook

The global economy has recovered gradually from recession since the second half of 2009. The improvement in general economic environment usually will help increase the demand for consumer goods.

We believe that the PRC government still supports the development of the domestic non-GM soybean industry. The government has announced that it will grant domestic soybean processors a subsidy of approximately $23 per ton for soybeans purchased from farmers before April 30, 2010 at a government guided price. The subsidy may help to reduce the effective cost of sales of soybean processors.

However, it should be noted that there are uncertainties in government policies. And though usually the price of soybean is determined by market mechanisms, government policy may have a significant impact on it. For example, the PRC government conducted a national strategic purchase from late 2008 to June 2009 and effectively raised the purchase price of soybeans in the market by offering a price that was about 10% higher than normal market prices to farmers. At the end of November 2009, the government decided to grant domestic soybean processors a subsidy of approximately $23 per ton if they purchase soybeans from farmers at a government guided price before a certain date. We have filed our application for the subsidy, and it is currently being reviewed by several government agencies before the subsidy is actually granted. Currently no decision has been made on our application. As of June 30, 2010, we have not accrued any such subsidy income since the approval and amount remains uncertain.

However, there are several factors that may have adverse impact on our future operations, including:

●	The expected good harvest of genetically modified soybeans in US and South America in 2010 may cause an increase in the volume of soybeans imported to the PRC at lower prices.

●	Possible further appreciation of Renminbi against USD in the future may also reduce the import price of genetically modified soybeans.

●	The uncertainties in the subsidy and supporting policies of the PRC government regarding the domestic soybean industry.

However, we will continue to lobby the PRC government to grant us subsidies and issue new supporting policies. Meanwhile, we will continue to take strict cost saving measures and maintain our production at a suitable level. By actively observing the trends in our industry and in the general economy, we may capitalize any opportunity for our products. Over the long-term, we believe that we are well positioned to benefit from the growth opportunities in the PRC and throughout the world.

Major Performance Factors

Revenue

We derive most of our revenue from the sales of the main products: soybean oil (4th grade), salad oil and soybean meal, and a small portion of our revenue is created by the sales of other products, including concentrated soybean protein, squeezed oil and low temperature soybean meal. The revenue may be affected by the following factors:

●	Processing capacity of soybean;
●	Pricing of the products; and
●	Market demand.

Processing capacity of soybean. Our current annual processing capacity of soybean is 520,000 metric tons. We processed approximately 357,400 metric tons in the year 2009, 66,022 metric tons in the first quarter of 2010 and 107,275 metric tons in the second quarter of 2010 respectively. Based on these figures, it can be estimated that the current production capacity is sufficient for current demand. Since October 2009, Factory No. 2 has stopped the production of low temperature soybean meal due to the low protein content of the soybeans purchased; this was caused by unfavorable weather in 2009. Factory No. 2 has 120,000 out of the 520,000 tons of the Company’s total annual processing capacity. The production volume of low temperature soybean meal occupied about a 4% share of the total annual production volume in 2009, and in the second quarter of 2010, we reinitiated the production of low temperature soybean meal, so it is expected that there will be no significant impact on our total processing and production capacity.

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

Cost of sales is determined primarily by the following factors, either directly or indirectly:
☐	Availability and price of raw materials, especially soybeans;
☐	Operating efficiency of production facilities; and
☐	Government policy or direct purchase.

Availability and price of raw materials, especially soybeans. Raw materials costs account for over 90% of cost of sales. Soybean is the only major raw material, so its price fluctuation will have a material impact on our cost. The price of soybeans may be affected by a series of factors, including the production volume of soybeans on national and international scale, weather, government policies and soybean transactions on commodity markets. Meanwhile, if there is a shortage in the supply of raw materials, our production facilities will have to operate at less than maximum efficiency. Our processing volume represents a relatively small portion of the total soybean supply of Heilongjiang Province; generally speaking the availability of raw materials is always high. Soybean price has a significant impact on our cost of sales.

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

Government policy or direct purchase. Usually the price of soybean is determined by market mechanisms; however, government policy may have a significant impact on it. For example, the PRC government conducted a national strategic purchase from late 2008 to June 2009 and effectively raised the purchase price of soybeans in the market by offering a price that was about 10% higher than normal market prices to farmers. At the end of November 2009, the government decided to grant domestic soybean processors a subsidy of approximately $23 per ton if they purchase soybeans from farmers at a government guided price before a certain date. We have filed our application for the subsidy, and it's currently being reviewed by several government agencies before the subsidy is actually granted. As of June 30, 2010, we have not accrued any such subsidy income since the actual approval and amount remains uncertain.

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

If exceptional circumstances exist, gross margin may be seriously affected. Due to unfavorable environmental factors, such as the decrease in demand for animal feed, caused by foot-mouth disease among animals, and the low cost imports of soybean at large volumes, we suffered a gross loss in the second quarter of 2010.

Over the past few years, especially in 2009, the profitability of our products have been greatly influenced by the combination of the following factors: the large and cheaper imports of genetically-modified (GM) soybeans offered a low cost alternative to soybean processors and suppressed the prices of soybean products in China’s market, while the cost of our major raw material, domestic soybeans, was usually higher than that of imported ones; the unfavorable weather conditions, especially excessive rain, caused the production volume of soybean to decrease and its price to increase; the Chinese government conducted national purchase and issued other policies to support the price of domestic soybeans at a relatively high level. In the near future, we expect our profitability to be significantly influenced by, in addition to the above-mentioned factors, the following factors, including but not limited to: the expected increase in soybean output of the United States and South America in 2010 which may create additional imports of soybeans to the PRC; the possible appreciation of the RMB against the USD, which may cause imported soybean to be cheaper; and uncertainties in the policies of the Chinese government.

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

Although we are subject to United States taxation, we do not anticipate incurring significant United States income tax liability for the foreseeable future because:

☐	We do not conduct any material business or maintain any branch office in the United States;

☐	The earnings generated from our non-U.S. operating companies are generally eligible for a deferral from United States taxation until such earnings are repatriated to the United States; and

☐
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

However, as Yanglin has been recognized as a Key Leading Enterprise in the Industrialization of Agriculture Industry by the PRC’s central government, Yanglin had enjoyed a complete exemption from income taxes until 2009. Our status is reviewed every two years. The latest review of Yanglin’s status of National Key Leading Enterprise in Agriculture was finished by the government in March 2010, and the status was granted to the Company for the period from January 2010 to June 2012. The Company received this government approval on May 7, 2010. Other than the PRC's central government's award, a review by the local tax authority is also required in order to enjoy a 2010 tax exemption.

Warrant Liability

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

Results of Operations

The Three Months Ended June 30, 2010 Compared with the Three Months Ended June 30, 2009

	The three months	The three months
Consolidated Statement of Operations and	Ended June 30, 2010	Ended June 30, 2009
Comprehensive (Loss) Income	($)	($)
		(as restated)
Net Sales	$49,916,626	$39,753,637
Cost of sales	(52,540,598)	(43,973,079)
Gross loss	(2,623,972)	(4,219,442)
Selling expenses	(67,110)	(60,303)
General and administrative expenses	(807,741)	(559,881)
Impairment loss of assets held for sale	(352,032)	-
Loss from operations	(3,850,855)	(4,839,626)
Interest income	(298,107)	(94,091)
Interest expense	25,197	71,795
Changes in fair value of warrants	6,698,802	2,441,628
Income from operations before income tax	2,575,037	(2,420,294)
Income tax	-	-
Net income	2,575,037	(2,420,294)
Foreign currency translation adjustment	215,605	(16,447)
Comprehensive income (loss)	$2,790,642	$(2,436,741)

Net Sales

	For The Three Months Ended June 30,		Period to Period Change
	2010	2009
		(as restated)
Item	Amount ($)	Amount ($)	Amount ($)%
Soybean meal	$30,858,408	$24,255,224	$6,603,184	27.2%
Soybean oil	14,739,126	10,327,314	4,411,812	42.7%
Salad Oil	2,365,569	1,882,974	482,595	25.6%
Squeezed oil	333,332	358,026	(24,694)	-6.9%
Soy protein concentrates	415,229	355,116	60,113	16.9%
Low temperature soy meal	1,204,961	2,574,983	(1,370,022)	-53.2%
Total Net Sales	$49,916,626	$39,753,637	$10,162,989	25.6%

Our net sales for the three months ended June 30, 2010 increased by $10,162,989 or 25.6% over the three months ended June 30, 2009. The increase in sales revenue was mainly the result of improvements in economic and industrial environments from the exceptionally severe situations caused by global economic crisis in 2009.

China’s economy has experienced considerable improvements since the beginning of 2010. The growth rate of GDP of the first and second quarter of 2010 over the same period of 2009 was 11.9% and 11.1% respectively, higher than the same index of the first and second quarter of 2009, which was 6.5% and 7.4% respectively. Generally speaking, the rebound of the economy generated more demand for consumer products, including soybean products.

Though the sales of soybean meal, one of our major products, was negatively affected by the outbreak of foot-and-mouth disease among animals, in general the sales volume of our products increased materially over the same period of 2009. In the three months ended June 30, 2010, we sold 81,316 tons of soybean meal, 15,466 tons of soybean oil, 2,386 tons of salad oil and 361 tons of soy protein concentrates, representing increases of 25.1%, 25.2%, 14.2% and 3.1%, respectively over the quarter ended June 30, 2009, when we sold 65,025 tons of soybean meal, 12,352 tons of soybean oil, 2,089 tons of salad oil and 350 tons of soy protein concentrates. The sales volume of squeezed oil and low temperature soy meal decreased by 12.3% and 59.0% over the period, respectively. It should be noted that the material reduction in the sales volume of low temperature soy meal was mainly the result of the low protein content of the soybeans purchased; this was caused by unfavorable weather in 2009.

Also because of the rebound of the economy, the average selling prices of soybean meal, soybean oil, salad oil, squeezed oil, soy protein concentrates and low temperature soy meal in the three months ended June 30, 2010 rose by 1.7%, 14.0%, 10.0%, 6.4%, 13.5% and 14.0%, respectively, over the prices in the same period a year ago. Consequently, there was an increase in sales revenue over the same quarter in 2009. It should be noted that the growth rate of some products, mainly soybean meal, was quite low, due to the negative effects of the foot-and-mouth outbreak.

Cost of Sales and Gross (Loss) Profit

	For The Three Months Ended June 30,				Period to Period Change
			2009	%
	2010	% of Sales	(as restated)	of Sales
Cost of Sales:	Amount ($)	Revenue	Amount ($)	Revenue	Amount ($)%
Soybean meal	$(32,959,526)	106.8%	$(27,108,821)	111.8%	$(5,850,705)	21.6%
Soybean oil	(15,203,889)	103.2%	(11,128,107)	107.8%	(4,075,782)	36.6%
Salad oil	(2,442,008)	103.2%	(2,025,787)	107.6%	(416,221)	20.5%
Squeezed oil	(346,833)	104.1%	(400,381)	111.8%	53,548	-13.4%
Soy protein concentrates	(418,453)	100.8%	(420,258)	118.3%	1,805	-0.4%
Low-temp soy meal	(1,169,889)	97.1%	(2,889,725)	112.2%	1,719,836	-59.5%
Total Cost of Sales	$(52,540,598)	105.3%	$(43,973,079)	110.6%	$(8,567,519)	19.5%
Gross (Loss) Profit:
Soybean meal	$(2,101,118)	-6.8%	$(2,853,597)	-11.8%	$752,479	26.4%
Soybean oil	(464,763)	-3.2%	(800,793)	-7.8%	336,030	42.0%
Salad Oil	(76,439)	-3.2%	(142,813)	-7.6%	66,374	46.5%
Squeezed oil	(13,500)	-4.1%	(42,355)	-11.8%	28,855	68.1%
Soy protein concentrates	(3,224)	-0.8%	(65,142)	-18.3%	61,918	95.1%
Low-temp soy meal	35,072	2.9%	(314,742)	-12.2%	349,814	111.1%
Total Gross Profit (Loss)	$(2,623,972)	-5.3%	$(4,219,442)	-10.6%	$1,595,470	37.8%

Our cost of sales for the three months ended June 30, 2010 increased by $8,567,519 or 19.5% over the three months ended June 30, 2009, as restated, while the ratio of cost as a percentage to net sales value decreased from 110.6% to 105.3% over the period. The increase in cost of sales was mainly caused by the increase in processing and sales volume. We recorded a gross loss of $2,623,972 in the three months ended June 30, 2010, in comparison to a gross loss of $4,219,442 in the three months ended June 30, 2009. Our gross profit margin improved from negative 10.6% to negative 5.3% over the same period. The main reasons for the gross loss of the second quarter of 2010 were the impact of the still large imports of soybeans and the negative influence of foot-and-mouth disease.

In the second quarter of 2010, we processed 107,275 tons of soybean, an increase of 17.6% from 91,233 tons in the same period a year ago. Meanwhile, the sales volume of our major products increased materially over the period (please refer to the section “Net Sales” above for details). Thus the cost of sales, mostly variable costs such as the costs of soybeans, rose accordingly.

The PRC has long imported large volumes of genetically-modified (GM) soybeans from the U.S. and South America. The aggregate import volume reached 42.55 million tons in 2009, an increase of 13.7% over that of 2008, while the average monthly volume was 3.55 million tons. It’s estimated that China’s import volume in 2010 may reach 47 million tons. The imported soybeans were usually sold at prices lower than that of domestically produced soybeans, representing a low cost alternative for domestic processors, which previously used domestic soybeans as raw materials. Importation of GM soybeans significantly influenced price levels in the PRC’s domestic market for soybean products, and hence their profitability.

The PRC suffered from the recent outbreak of foot-and-mouth disease. At the end of May 2010, the Ministry of Agriculture of China formally announced that Type Asian I Foot-and-mouth Disease had broken out in Jiangsu, Shandong, Hebei, Beijing and Xinjiang. This outbreak was initially found at the end of April 2010, causing the demand for animal feed to decline. As soybean meal is one of the major raw materials for animal feed, the demand for soybean meal and its market price decreased accordingly. This decline also affected our gross profit, as traditionally the sales volume of soybean meal has been the highest among those of our products.

Operating Expenses

	For The Three Months Ended June 30,
			2009		Period to Period
	2010	% of Sales	(as restated)	% of Sales	Change
	Amount ($)	Revenue	Amount ($)	Revenue	Amount ($)%
Selling Expenses	$(67,110)	0.1%	$(60,303)	0.2%	$(6,807)	11.3%
General & Administrative Expenses	(807,741)	1.6%	(559,881)	1.4%	(247,860)	44.3%
Impairment loss of long-lived assets	(352,032)	0.7%	-	-	(352,032)	-
Total Operating Expenses	$(1,226,883)	2.4%	$(620,184)	1.6%	$(606,699)	97.8%

Selling expenses for the three months ended June 30, 2010 increased by 11.3% as compared to the three months ended June 30, 2009, as restated. This increase was mainly due to the increase in loading and unloading expenses, which are usually directly related to sales volume. As a percentage of net sales, selling expenses decreased from 0.2% to 0.1% over the period.

General and administrative expenses for the three months ended June 30, 2010 increased by 44.3% over the three months ended June 30, 2009, as restated. This was caused by the material increase in depreciation charges, including those of the temporarily idle assets. As a percentage of net sales, general and administrative expenses increased from 1.4% for the second quarter of 2009 to 1.6% for the second quarter of 2010.

During the quarter ended June 30, 2010, the Group reviewed the idle production facility, which had been identified as impaired and was reclassified to assets held for sale in the third quarter of 2009. The Group found that these assets had been further impaired, because the market value for such assets decreased. Therefore we took an impairment charge on these assets.

As compared to the second quarter of 2009, total operating expenses increased by 97.8% in the second quarter of 2010, and the percentage of net sales increased from 1.6% to 2.4%.

Net Income

	For The Three Months Ended June 30,
			2009		Period to Period
	2010	% of Sales	(as restated)	%of Sales	Change
	Amount ($)	Revenue	Amount ($)	Revenue	Amount ($)%
Loss from operations	$(3,850,855)	-7.7%	$(4,839,626)	-12.2%	$988,771	-20.4%
Interest expenses	(298,107)	-0.6%	(94,091)	-0.2%	(204,016)	216.8%
Interest income	25,197	0.1%	71,795	0.2%	(46,598)	-64.9%
Other (expense) income	-	-	-	-	-	-
Changes in fair value of warrants	6,698,802	13.4%	2,441,628	6.1%	4,257,174	174.4%
Income tax	-	-	-	-	-	-
Net income	$2,575,037	5.2%	$(2,420,294)	-6.1%	$4,995,331	206.4%

Loss from operations was primarily due to aforementioned reasons in the sections “Net Sales” and “Cost of Sales and Gross Profit” above. For the second quarter of 2010, we generated a gross loss, and a loss after deducting selling and general and administrative expenses. Operating margin improved from negative 12.2% to negative 7.7% from the second of 2009 to the second quarter of 2010.

Interest expenses increased by 216.8% from the three months ended June 30, 2009, as restated, to the three months ended June 30, 2010. As a percentage of net sales, interest expense was 0.6% for the second quarter of 2010, as compared to 0.2% for the same period in 2009. The changes were mainly caused by a material increase in bank borrowings. The balance of short-term bank loans at June 30, 2010 was approximately $18.7 million, as compared to approximately $10.7 million at June 30, 2009. This was used to satisfy increased working capital needs. Interest income fell by 64.9% over the same period.

Effective January 1, 2009, we adopted the provisions of FASB ASC Topic 815, "Derivatives and Hedging" ("ASC 815"). As a result of adopting ASC 815, we recorded non-cash income of $2,441,628 for the second quarter of 2009, as restated, and $6,698,802 for the second quarter of 2010, resulting from the change in fair value of warrants issued to investors in conjunction with the Company’s Series A Convertible Preferred Stock in October 2007. The accounting treatment of the warrants resulted from an anti-dilution provision to the warrant holders.

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

Net income, after including the abovementioned non-cash income from the change in fair value of warrants, increased by 206.4% from a net loss of $2,420,294 in the three months ended June 30, 2009, as restated, to a net income of $2,575,037 in the three months ended June 30, 2010. During the same period, net profit margin improved from a negative 6.1% to a positive 5.2%.

Earnings Per Share

	For The Three Months Ended June 30,
	2010	2009
	Unaudited	Unaudited As restated
Net Income (Loss) for Basic Earnings Per Share	$2,575,037	$(2,420,294)
Basic Weighted Average Number of Shares	20,465,119	20,000,003
Net Income (Loss) per Share – Basic	$0.13	$(0.12)
Net Income (Loss) for Diluted Earnings Per Share	$2,575,037	$(2,420,294)
Diluted Weighted Average Number of Shares	30,000,002	20,000,003
Net Income (Loss) per Share – Diluted	$0.09	$(0.12)

Basic and diluted earnings per share (EPS) for the quarter ended June 30, 2010, were $0.13 and $0.09, compared to $(0.12) and $(0.12) for the same quarter last year, as restated.

The Six Months Ended June 30, 2010 Compared with the Six Months Ended June 30, 2009

	The six months	The six months
Consolidated Statement of Operations and	Ended June 30, 2010	Ended June 30, 2009
Comprehensive (Loss) Income	($)	($)
		(as restated)
Net Sales	$83,996,598	$82,787,863
Cost of sales	(86,603,456)	(88,143,629)
Gross profit (loss)	(2,606,858)	(5,355,766)
Selling expenses	(131,885)	(129,553)
General and administrative expenses	(1,657,793)	(1,592,065)
Impairment loss of assets held for sale	(351,967)	-
Loss from operations	(4,748,503)	(7,077,384)
Interest income	(576,716)	(245,517)
Interest expense	51,450	119,312
Other (expenses) income	(350)	(1,031)
Changes in fair value of warrants	11,820,373	29,556,583
Income from operations before income tax	6,546,254	22,351,963
Income tax	-	-
Net income	6,546,254	22,351,963
Foreign currency translation adjustment	225,005	101,058
Comprehensive income	$6,771,259	$22,453,021

Net Sales

	For The Six Months Ended June 30,		Period to Period Change
		2009
	2010	(as restated)
Item	Amount ($)	Amount ($)	Amount ($)%
Soybean meal	$54,306,785	53,773,137	533,649	1.0%
Soybean oil	23,547,884	21,922,595	1,625,289	7.4%
Salad Oil	3,947,521	3,719,970	227,552	6.1%
Squeezed oil	574,518	443,479	131,039	29.5%
Soy protein concentrates	415,152	354,944	60,207	17.0%
Low temperature soy meal	1,204,738	2,573,738	(1,369,000)	-53.2%
Total Net Sales	$83,996,598	82,787,863	1,208,735	1.5%

Our net sales for the six months ended June 30, 2010 increased by $1,208,735 or 1.5% over the six months ended June 30, 2009. The increase in sales revenue was mainly the result of improvements in economic and industrial environments from the exceptionally severe situations caused by global economic crisis in 2009.

China’s economy has experienced considerable improvements since the beginning of 2010. The growth rate of GDP of the first and second quarter of 2010 over the same period of 2009 was 11.9% and 11.1% respectively, higher than the same index of the first and second quarter of 2009, which was 6.5% and 7.4% respectively. Generally speaking, the rebound of the economy generated more demand for consumer products, including soybean products.

In general, the sales volume of our products in the six months ended June 30, 2010 decreased over those in the same period of 2009, mainly because the sales volume in the first quarter of 2010 was materially lower than that in the same period of 2009, when the unfavorable influences of global economic crisis were just about to materialize, and also because the sales of soybean meal, one of our major products, was negatively affected by the outbreak of foot-and-mouth disease among animals. In the six months ended June 30, 2010, we sold 137,860 tons of soybean meal, 24,687 tons of soybean oil, 3,970 tons of salad oil and 2,070 tons of low temperature soy meal, representing decreases of 2.5%, 7.2%, 6.2% and 59.0%, respectively over the six months ended June 30, 2009, when we sold 141,378 tons of soybean meal, 26,598 tons of soybean oil, 4,234 tons of salad oil and 5,043 tons of low temperature soy meal. It should be noted that the material reduction in the sales volume of low temperature soy meal was mainly the result of the low protein content of the soybeans purchased; this was caused by unfavorable weather in 2009. Meanwhile, the sales volume of squeezed oil and soy protein concentrates increased by 21.0% and 3.1% over the period, respectively.

Because of the rebound of the economy, the average selling prices of soybean meal, soybean oil, salad oil, squeezed oil, soy protein concentrates and low temperature soy meal in the six months ended June 30, 2010 rose by 3.6%, 15.7%, 13.2%, 7.0%, 13.4% and 14.0%, respectively, over the prices in the same period a year ago. These increases compensated for decreases in sales volumes. Consequently, there has been an increase in sales revenue over the same period in 2009. It should be noted that the growth rates of some products, mainly soybean meal, were quite low, due to the negative effects of the foot-and-mouth outbreak.

Cost of Sales and Gross (Loss) Profit

	For The Six Months Ended June 30,				Period to Period Change
			2009	%
	2010	% of Sales	(as restated)	of Sales
Cost of Sales:	Amount ($)	Revenue	Amount ($)	Revenue	Amount ($)%
Soybean meal	$(56,526,109)	104.1%	$(57,222,038)	106.4%	$695,929	-1.2%
Soybean oil	(23,894,766)	101.5%	(23,216,668)	105.9%	(678,098)	2.9%
Salad oil	(4,009,586)	101.6%	(3,903,058)	104.9%	(106,528)	2.7%
Squeezed oil	(584,977)	101.8%	(493,482)	111.3%	(91,495)	18.5%
Soy protein concentrates	(418,368)	100.8%	(420,055)	118.3%	1,687	-0.4%
Low-temp soy meal	(1,169,652)	97.1%	(2,888,328)	112.2%	1,718,676	-59.5%
Total Cost of Sales	(86,603,456)	103.1%	(88,143,629)	106.5%	1,540,173	-1.7%
Gross (Loss) Profit:
Soybean meal	$(2,219,323)	-4.1%	$(3,448,901)	-6.4%	$1,229,578	35.7%
Soybean oil	(346,882)	-1.5%	(1,294,073)	-5.9%	947,191	73.2%
Salad Oil	(62,064)	-1.6%	(183,088)	-4.9%	121,024	66.1%
Squeezed oil	(10,458)	-1.8%	(50,003)	-11.3%	39,544	79.1%
Soy protein concentrates	(3,216)	-0.8%	(65,111)	-18.3%	61,894	95.1%
Low-temp soy meal	35,086	2.9%	(314,590)	-12.2%	349,676	111.2%
Total Gross Profit (Loss)	$(2,606,858)	-3.1%	$(5,355,766)	-6.5%	$2,748,908	51.3%

Our cost of sales for the six months ended June 30, 2010 decreased by $1,540,173 or 1.7% over the six months ended June 30, 2009, as restated, while the ratio of cost as a percentage to net sales value decreased from 106.5% to 103.1% over the period. The decrease in cost of sales in the six months was mainly caused by the material decrease in processing and sales volume in the first quarter of 2010 from the first quarter of 2009. We recorded a gross loss of $2,606,858 in the six months ended June 30, 2010, in comparison to a gross loss of $5,355,766 in the six months ended June 30, 2009. Our gross profit margin improved from a negative 6.5% to a negative 3.1% over the same period. The main reasons for the gross loss of the six months ended June 30, 2010 were the impact of the still large imports of soybeans and the negative influence of foot-and-mouth disease.

In the six months ended June 30, 2010, we processed 173,297 tons of soybean, a decrease of 7.1% from 186,576 tons in the same period a year ago. Meanwhile, the sales volume of most of our products decreased over the period (please refer to the section “Net Sales” above for details). Thus the cost of sales, mostly variable costs such as the costs of soybeans, decreased accordingly.

The PRC has long imported large volumes of genetically-modified (GM) soybeans from the U.S. and South America. The aggregate import volume reached 42.55 million tons in 2009, an increase of 13.7% over that of 2008, while the average monthly volume was 3.55 million tons. It’s estimated that China’s import volume of 2010 may reach 47 million tons. The imported soybeans were usually sold at prices lower than that of domestically produced soybeans, representing a low cost alternative for domestic processors, which previously used domestic soybeans as raw materials. Importation of GM soybeans significantly influenced price levels in the PRC’s domestic market for soybean products, and hence the profitability of them.

The PRC suffered from the recent outbreak of foot-and-mouth disease. At the end of May 2010, the Ministry of Agriculture of China formally announced that Type Asian I Foot-and-mouth Disease had broken out in Jiangsu, Shandong, Hebei, Beijing and Xinjiang. This outbreak was initially found at the end of April 2010, causing the demand for animal feed to decline. As soybean meal is one of the major raw materials for animal feed, the demand for soybean meal and its market price decreased accordingly. This decline also affected our gross profit, as traditionally the sales volume soybean meal has been the highest among those of our products.

Operating Expenses

	For The Six Months Ended June 30,
			2009		Period to Period
	2010	% of Sales	(as restated)	% of Sales	Change
	Amount ($)	Revenue	Amount ($)	Revenue	Amount ($)%
Selling Expenses	$(131,885)	0.2%	$(129,553)	0.2%	$(2,332)	1.8%
General & Administrative Expenses	(1,657,793)	2.0%	(1,592,065)	1.9%	(65,728)	4.1%
Impairment loss of long-lived assets	(351,967)	0.4%	-	-	351,967	-
Total Operating Expenses	$(2,141,645)	2.6%	$(1,721,618)	2.1%	$(420,027)	24.4%

Selling expenses for the six months ended June 30, 2010 increased by 1.8% as compared to the six months ended June 30, 2009, as restated. This increase was mainly due to the increase in the expenses related to market development. As a percentage of net sales, selling expenses remained at 0.2% over the period.

General and administrative expenses for the six months ended June 30, 2010 increased by 4.1% over the six months ended June 30, 2009, as restated. This was the combined effect of the material increase in depreciation charges, including those of the temporarily idle assets, and the material savings on professional service fees related to public company affairs. As a percentage of net sales, general and administrative expenses rose from 1.9% for the six months ended June 30, 2009 to 2.0% for the six months ended June 30, 2010.

During the six months ended June 30, 2010, the Group reviewed the idle production facility, which had been identified as impaired and was reclassified to assets held for sale in the third quarter of 2009. The Group found that these assets had been further impaired, because the market value for such assets decreased. Therefore we took an impairment charge on these assets.

As compared to the six months ended June 30, 2009, total operating expenses increased by 24.4% in the six months ended June 30, 2010, and the percentage of net sales increased from 2.1% to 2.6% over the period.

Net Income

	For The Six Months Ended June 30,
			2009		Period to Period
	2010	% of Sales	(as restated)	%of Sales	Change
	Amount ($)	Revenue	Amount ($)	Revenue	Amount ($)%
Loss from operations	$(4,748,503)	-5.7%	$(7,077,384)	-8.5%	$2,328,881	-32.9%
Interest expenses	(576,716)	-0.7%	(245,517)	-0.3%	(331,199)	134.9%
Interest income	51,450	0.1%	119,312	0.1%	(67,862)	-56.9%
Other (expense) income	(350)	0.0%	(1,031)	0.0%	681	-66.1%
Changes in fair value of warrants	11,820,373	14.1%	29,556,583	35.7%	(17,736,210)	-60.0%
Income tax	-	-	-	-	-	-
Net income	$6,546,254	7.8%	$22,351,963	27.0%	$(15,805,709)	-70.7%

Loss from operations was primarily due to aforementioned reasons in the sections “Net Sales” and “Cost of Sales and Gross Profit” above. For the six months ended June 30, 2010, we generated a gross loss, and a loss after deducting selling and general and administrative expenses. Operating margin improved from negative 8.5% to negative 5.7%.

Interest expenses increased by 134.9% from the six months ended June 30, 2009, as restated, to the six months ended June 30, 2010. As a percentage of net sales, interest expense was 0.7% for the six months ended June 30, 2010, as compared to 0.3% for the same period in 2009. The changes were mainly caused by a material increase in bank borrowings. The balance of short-term bank loans at June 30, 2010 was approximately $18.7 million, as compared to approximately $10.7 million at June 30, 2009. This was used to satisfy increased working capital needs. Interest income fell by 56.9% over the same period.

Effective January 1, 2009, we adopted the provisions of FASB ASC Topic 815, "Derivatives and Hedging" ("ASC 815"). As a result of adopting ASC 815, we recorded non-cash income of $29,556,583 for the six months ended June 30, 2009, as restated, and $11,820,373 for the six months ended June 30, 2010, resulting from the change in fair value of warrants issued to investors in conjunction with the Company’s Series A Convertible Preferred Stock in October 2007. The accounting treatment of the warrants resulted from an anti-dilution provision to the warrant holders.

Since Yanglin has been recognized as a “Key Leading Enterprise” in the industrialization of the agriculture industry by the Chinese government, Yanglin has qualified for a complete exemption from income taxes through 2009. This status is usually reviewed every two years, according to a government order. The latest review of Yanglin’s status of National Key Leading Enterprise in Agriculture was finished by the government in March 2010, and the status was granted to the Company for the period from January 2010 to June 2012. The Company received this government approval on May 7, 2010. Other than the PRC's central government's award, a review by the local tax authority is also required in order to enjoy a 2010 tax exemption.

Net income, after including the abovementioned non-cash income from the change in fair value of warrants, decreased by 70.7% from a net income of 22,351,963 in the six months ended June 30, 2009, as restated, to a net income of $6,546,254 in the six months ended June 30, 2010. During the same period, net profit margin decreased from 27.0% to 7.8%.

Earnings Per Share

	For The Six Months Ended June 30,
	2010	2009
	Unaudited	Unaudited As restated
Net Income for Basic Earnings Per Share	$6,546,254	$22,351,963
Basic Weighted Average Number of Shares	20,465,119	20,000,003
Net Income per Share – Basic	$0.32	$1.12
Net Income for Diluted Earnings Per Share	$6,546,254	$22,351,963
Diluted Weighted Average Number of Shares	30,003,863	32,903,049
Net Income per Share – Diluted	$0.22	$0.68

Basic and diluted earnings per share (EPS) for the six months ended June 30, 2010, were $0.32 and $0.22, compared to $1.12 and $0.68 for the same period last year, as restated.

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

The Group had a credit line facility with the ability to borrow up to $105 million (equivalent to RMB 718 million), with Agricultural Development Bank of China (the “Bank”). On April 25, 2010, the Bank cancelled this credit line, since it was only to be used to purchase soybeans in the season of bulk purchase of agricultural products, and the season was complete. Currently, the Group has no available credit line. The Bank will review the status of the Group and determine if a new credit line will be granted.

Our operational cash requirements may be influenced by many factors, including the fluctuation of raw material prices, cash flow, competition, relationships with suppliers or customers, availability of credit facilities and financing alternatives. Under the current operational level, we can satisfy this demand with short-term loans from the Bank and our own cash reserve, within the next twelve months.

Cash Flows for the Six Months Ended June 30, 2010 Compared with the Six Months Ended June 30, 2009

Operating Activities

Cash used in operating activities for the six months ended June 30, 2010 was $1,881,868, while cash used in operating activities for the six months ended June 30, 2009, as restated, was $8,784,541. The difference was primarily due to the reduction in the balance of our inventories by $2,089,128 in the six months ended June 30, 2010, while in comparison we increased the balance of our inventories by $3,749,191 in the same period of 2009.

Our cash flows are stable, as we sell primarily on a cash basis, with negligible trade receivables. We usually sell our products a few days after they are produced.

Investing Activities

Net cash used in investing activities for the six months ended June 30, 2010 was 824,688, compared to $48,962 for the six months ended June 30, 2009. The net cash used was repayment for construction deposits made by constructors for the non-current assets we purchased or built  prior to the six months ended June 30, 2010.

Financing Activities

Net cash used in financing activities was $2,350,567 for the six months ended June 30, 2010, compared to net cash provided by financing activities of $3,917,392 for the six months ended June 30, 2009, as restated. Net cash used in the six months ended June 30, 2010 included the payment using cash restricted and the repayment of the principals of the long-term loans from related parties, and no new borrowings were made during this period. During the six months ended June 30, 2010, we made principal payments for short-term bank loans of $1,902,047, and principal payments for loans from related parties amounted to $39,643. In the six months ended June 30, 2009, we received cash of $6,575,842 from new bank loans and paid $2,630,337 and $28,113 of the principals of the short-term loans and the long-term loans from related parties, respectively.

Loans

We had short-term bank loans of $18,652,880 on June 30, 2010, as compared to $20,476,218 on December 31, 2009. These loans are used to satisfy working capital needs. By July 30, 2010, we have fully repaid the loan with a balance of $5,874,923 as of June 30, 2010, which was due on July 30, 2010. By August 16, 2010, we also made a partial payment of $6,168,669 for the loan with a balance of $7,343,654 as of June 30, 2010, and the remaining balance of $1,174,985 will be fully repaid by August 30, 2010, which was the due date of the loan.

The balance of our long-term bank loan from related parties, including the portion payable within one year, was approximately $329,616 on June 30, 2010, compared to $367,867 on December 31, 2009. The change was caused by repayment of the principal, and we did not borrow any additional funds during the six months ended June 30, 2010.

Commitments and Contingencies

We have no future cash commitments or contingent liabilities as of June 30, 2010.

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

Recent Accounting Pronouncements

In June 2009, the FASB issued ASC810.10, guidance to change financial reporting by enterprises involved with variable interest entities (“VIEs”) which modifies how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. This pronouncement clarifies that the determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. The guidance requires an ongoing reassessment of whether a company is the primary beneficiary of a variable interest entity. This guidance also requires additional disclosures about a company’s involvement in variable interest entities and any significant changes in risk exposure due to that involvement. This guidance is effective for fiscal years beginning after November 15, 2009. This ASC was adopted on January 1, 2010 and had no material impact on the Company’s unaudited consolidated financial statements.

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

The following tables summarize our contractual obligations as of June 30, 2010, and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

Payments due by period
Contractual obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt Obligations	$329,616	$54,132	$94,030	$103,545	$77,909
Capital Lease Obligations	-	-	-	-	-
Operating Lease Obligations	-	-	-	-	-
Purchase Obligations	-	-	-	-	-

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

ITEM 3—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4—CONTROLS AND PROCEDURES

a. Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act, our management has carried out an evaluation, with the participation and under the supervision of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2010.

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

Management conducted its evaluation of disclosure controls and procedures under the supervision of our chief executive officer and our chief financial officer. Based upon, and as of the date of this evaluation, our chief executive officer and chief financial officer concluded that, as of June 30, 2010, our disclosure controls and procedures were not effective due to the material weaknesses and significant deficiencies in our internal control over financial reporting described below.

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

Our internal control over financial reporting was not effective as a result of the following identified material weaknesses:

A)
The Company does not maintain personnel with a sufficient level of accounting knowledge, experience and training in the selection and application of US GAAP and related SEC accounting and disclosure requirements.

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

Remediation Initiative and Progress

We have engaged an accounting consulting firm to help with the preparation of the Company’s consolidated financial statements and deliver training to our own accounting staff on the selection and application of US GAAP and related SEC disclosure requirements. In addition, we have engaged a consulting firm to draft the accounting manual based on US GAAP. The draft has been prepared and is currently being reviewed by the management, and it will be released upon approval of the management and the audit committee.

b. Changes in Internal Controls over Financial Reporting

During the quarter ended June 30, 2010, there was no other change in our internal controls over financial reporting, except as described above, that has materially affected, or that is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None

ITEM 1A—RISK FACTORS

As a smaller reporting company, we are not required to provide the information required by this item.

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

Yanglin Soybean, Inc.

Date: August 16, 2010	By:	/s/ SHULIN LIU
Shulin Liu
Chief Executive Officer
(Principal Executive Officer)

Yanglin Soybean, Inc.

Date: August 16, 2010	By:	/s/ SHAOCHENG XU
Shaocheng Xu
Chief Financial Officer
(Principal Financial and Accounting Officer)