Form 10-Q/A
period 2009-09-30
Yanglin Soybean, Inc.
filed 2010-11-15
CIK 1368745

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☐ No ☐
*The registrant has not yet been phased into the interactive data requirements

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller Reporting Company ☒
(Do not check if a Smaller Reporting Company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of June 15, 2010, the Company has  20,465,119 shares of Common Stock, $0.001 par value per share, outstanding.

EXPLANATORY NOTE

This amendment no. 1 to our quarterly report on Form 10-Q for the quarter ended September, 2009 initially filed with the Securities and Exchange Commission (“Commission”) on November 12, 2009 is being filed to restate the financial statements for the three and nine months ended September 30, 2009 for the cumulative effect of adoption of new accounting principle requiring reclassification and revaluation of the warrants issued by the Company from shareholders’ equity to liabilities and recognizing the gain from changes in the fair value of such warrants since their original issuance. The beginning balances of certain items in the consolidated balance sheet, including retained earnings and additional paid-in capital, and of relevant items in other financial statements for the three and nine months ended September 30, 2009 have also been restated for the recognition of an exchange listing fee.

Yanglin Soybean, Inc.

i

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

PART 1-FINANCIAL INFORMATION

ITEM 1-FINANCIAL STATEMENTS

YANGLIN SOYBEAN INC.

CONSOLIDATED BALANCE SHEETS
AS AT SEPTEMBER 30, 2009, AND DECEMBER 31, 2008 (As restated)
(Stated in US Dollars)

	September 30, 2009	December 31, 2008
	(Unaudited)	(As restated)
	(As restated)
ASSETS
Current assets
Cash	$24,142,807	$30,365,413
Cash-restricted	457,138	484,000
Trade receivables, net	23,981	8,043
Inventories	2,424,767	3,896,334
Advances to suppliers	35,311	10,597,701
Prepaid VAT and other taxes	3,459,424	920,083
Other receivables and prepaid expenses	167,693	114,990

Total current assets	30,711,121	46,386,564

Property, plant and equipment, net	28,578,401	31,529,936
Intangible assets, net	4,469,470	4,619,716
Prepaid deposits for equipment and construction		13,021

TOTAL ASSETS	$63,758,992	$82,549,237

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Short-term bank loans	$	$6,711,214
Loans from related parties – current	52,695	55,149
Accounts payable	4,594	13,753
Other payables	837,379	683,403
Customers deposits	1,682,219	1,187,582
Accrued liabilities	710,879	591,979

Total current liabilities	3,287,766	9,243,080

Long-term liabilities
Loan from related parties – non-current	327,934	434,678
Warrant liability	54,326,566	-
TOTAL LIABILITIES	57,942,266	9,677,758
STOCKHOLDERS' EQUITY
Convertible preferred stock:
Series A $0.001 par value, 50,000,000 shares authorized; 9,534,883 shares issued and outstanding	10,000	10,000
Series B $0.001 par value, 10,000,000 shares authorized; no shares issued and outstanding
Common stock:
$0.001 par value, 100,000,000 shares authorized; 20,465,119 shares issued and outstanding	20,000	20,000
Additional paid-in capital	27,888,632	42,869,635
Statutory reserves	5,628,636	5,628,636
(Accumulated deficit) retained earnings	(35,056,353)	17,184,524
Accumulated other comprehensive income	7,325,811	7,158,684
Total stockholders’ equity	5,816,726	72,871,479
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$63,758,992	$82,549,237

The accompanying notes are an integral part of these consolidated financial statements

YANGLIN SOYBEAN INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 (As restated),
AND 2008 (Unaudited)
(Stated in US Dollars)

	For the three months ended September 30		For the nine months ended September 30
	2009	2008	2009	2008
	(unaudited) (As restated)	(unaudited)	(unaudited) (As restated)	(unaudited)
Net sales	$39,570,374	$48,687,504	$122,358,237	$190,237,176
Cost of sales	(43,915,230)	(45,254,311)	(132,058,859)	(175,551,015)
Gross (loss) profit	(4,344,856)	3,433,193	(9,700,622)	14,686,161
Operating Expenses	-		-
Selling expenses	(26,764)	(61,756)	(156,317)	(180,726)
General and administrative expenses	(679,885)	(560,057)	(2,041,925)	(1,758,068)
Impairment loss of long-lived assets	(584,699	-	(584,699)	-
(Gain) loss on disposal of property, plant and equipment	-	74	(230,025)	7,144
Total operating expenses	(1,291,348)	(567,739)	(3,012,966)	(1,931,650)

(Loss) income from operations	(5,636,204)	2,865,454	(12,713,588)	12,754,511
Interest expense	(95,900)	(195,075)	(341,417)	(708,978)
Interest income	18,676	27,353	137,988	81,151
Other expenses	(204)	(131)	(1,235)	(14,479)
Other income	-	-	-	-
Changes in fair value of warrants	3,167,950	-	32,724,533	-
(Loss) income before income taxes	(2,545,682)	2,697,601	19,806,281	12,112,205
Income tax	-	-	-	-
Net (loss) income	(2,545,682)	2,697,601	19,806,281	12,112,205
Foreign currency translation adjustment	66,069	112,368	167,127	3,985,176
Comprehensive (loss) income	$(2,479,613)	$2,809,969	$19,973,408	$16,097,381
(Loss) earnings per share
Basic	$(0.13)	$0.13	$0.99	$0.61
Diluted	$(0.13)	$0.07	$0.62	$0.32
Weighted average shares outstanding
Basic	20,270,478	20,000,003	20,091,152	20,000,003
Diluted	20,270,478	40,661,881	32,034,068	38,339,885

The accompanying notes are an integral part of these consolidated financial statements

YANGLIN SOYBEAN INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2008, AND NINE-MONTHS ENDED
SEPTMEBER 30, 2009 (As restated)
(Stated in US Dollars)

	Preferred stock						(Accumulated	Accumulated
	Series A		Common stock		Additional		deficit)	other
	Number of shares	Amount	Number of shares	Amount	paid-in capital	Statutory reserves	retained earnings	comprehensive income	Total

Balance, January 1, 2008	9,999,999	$10,000	20,000,003	$20,000	$38,389,635	$3,490,834	$9,421,860	$3,355,470	$54,687,799
Net income							9,900,466		9,900,466
Stock exchange listing shares contributed by majority shareholder					4,480,000				4,480,000
Appropriations to surplus reserves						2,137,802	(2,137,802)		-
Foreign currency translation adjustment								3,803,214	3,803,214
Balance, December 31, 2008 (As restated)	9,999,999	10,000	20,000,003	20,000	42,869,635	5,628,636	17,184,524	7,158,684	72,871,479
Net income							19,806,281		19,806,281
Reclassification of warrants from equity to derivative liabilities					(15,003,941)		(72,047,158)		(87,051,099)
Share-based compensation expense					22,938				22,938
Foreign currency translation adjustment								167,127	167,127
Balance, September 30, 2009	9,999,999	$10,000	20,000,003	$20,000	$27,888,632	$5,628,636	$(35,056,353)	$7,325,811	$5,816,726

The accompanying notes are an integral part of these consolidated financial statements

YANGLIN SOYBEAN INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009, AND 2008
(Stated in US Dollars) (Restated)

	For The Nine Months Ended
	September 30
	2009	2008
	(unaudited) (As restated)	(unaudited)
Cash flows from operating activities
Net income	$19,806,281	$12,112,205
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	2,463,971	1,546,582
Amortization	161,345	149,074
Bad debt recovery	(93)	-
Impairment loss of long-lived assets	584,699	-
Loss on disposal of property, plant and equipment	230,025	(7,144)
Share-based compensation expense	22,938	-
Change in fair value of warrants	(32,724,533)	-
Changes in operating assets and liabilities:
Trade receivable	(16,112)	(72,740)
Inventories	1,481,436	16,323,716
Advances to suppliers	10,581,995	(8,306,554)
Amounts due to construction	-	(2,386,790)
Prepaid VAT and other taxes	(2,535,093)	1,798,972
Other receivables	(52,409)	1,080,275
Accounts payable	(9,182)	46,545
Other payables	1	(1,223,490)
Customers deposits	491,431	(1,185,324)
Accrued liabilities	117,592	(96,592)
Net cash provided by operating activities	604,292	19,778,735

Cash flows from investing activities
Purchase of property, plant and equipment	(87,400)	(296,071)
Payment for construction in progress	-
Proceeds from sale of property, plant and equipment		7,144
Purchase of intangible assets		(1,127,332)
Net cash used in investing activities	(87,400)	(1,416,259)

Cash flows from financing activities
Proceeds from short-term bank loans	6,575,842	-
Cash-restricted	26,862	16,000
Principal payments for short-term bank loans	(13,301,136)	(8,608,086)
Principal payments for loans from related parties	(110,322)	-
Net cash flows provided by (used in) financing activities	(6,808,754)	(8,592,086)

Net (decrease) increase in cash	(6,291,862)	9,770,390
Effect of foreign currency translation on cash	69,256	1,080,627
Cash- beginning of year	30,365,413	9,210,121
Cash- end of year	$24,142,807	$20,061,138

Supplementary cash flow information:
Interest paid	$341,417	$708,978

The accompanying notes are an integral part of these consolidated financial statements

YANGLIN SOYBEAN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008 (As restated)
(Unaudited)(Stated in US Dollars)

1.	BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements were prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they may not include all of the information and footnotes required by GAAP for complete consolidated financial statements. All adjustments that are, in the opinion of management, of a normal recurring nature and are necessary for a fair presentation of the consolidated financial statements have been included. Nevertheless, these financial statements should be read in conjunction with the Company’s audited consolidated financial statements contained in its Annual Report on Form 10-K for the year ended December 31, 2008 as originally filed with the Securities and Exchange Commission on April 13, 2009 and amended and re-filed on April 15, 2010. The results of operations for the three months ended September 30, 2009, are not necessarily indicative of the results that may be expected for any entire future fiscal year or any other interim period.

The Company’s common stock is listed on the Over-the-Counter Bulletin Board (“OTCBB”) market and traded under the symbol “YSYB”.

YANGLIN SOYBEAN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008 (As restated)
(Unaudited)(Stated in US Dollars)

2.	GENERAL

(a)	Restatement of 2008 Annual Consolidated Financial Statements and 2009 Quarterly unaudited Consolidated Financial Statements

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

YANGLIN SOYBEAN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008 (As restated)
(Unaudited)(Stated in US Dollars)

2.	GENERAL(Continued)

(a)	Restatement of 2008 Annual Consolidated Financial Statements and 2009 Quarterly unaudited Consolidated Financial Statements(continued)

	For the Year ended December 31, 2008
Consolidated Statement of Cash Flow	As previously reported	As restated
Cash flows from operating activities:
Net income	$14,380,466	$9,900,466
Adjustments to reconcile net income to net cash provided by operating activities:
Stock exchange listing expense	-	4,480,000
Net cash provided by operating activities	30,834,483	30,834,483

Supplemental disclosure of non-cash investing activities:
Contribution from majority shareholder to settle stock exchange listing expense	$-	$4,480,000

	As of and for the Year ended December 31, 2008
Consolidated Statement of Changes in Stockholders’ Equity	As previously reported	As restated
Net income	$14,380,466	$9,900,466
Additional paid-in capital	38,389,635	42,869,635
Retained earnings	$21,664,524	$17,184,524

YANGLIN SOYBEAN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008 (As restated)
(Unaudited)(Stated in US Dollars)

2.	GENERAL(Continued)

(a)	Restatement of 2008 Annual Consolidated Financial Statements and 2009 Quarterly unaudited Consolidated Financial Statements(continued)

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

On January 1, 2009, the Company recorded as a cumulative effect adjustment by decreasing additional paid-in capital by $15,003,941 and decreasing the beginning balance of retained earnings by $72,047,158, and recording $87,051,099 as a warrant liability to recognize the fair value of such warrants on January 1, 2009. The fair value of the warrants was $54,326,566 on September 30, 2009. The Company recognized $32,724,533 as non-cash income from the change in fair value of warrants for the nine months ended September 30, 2009.

For the three months ended September 30, 2009, the Company recognized $11,636 as compensation expense for the stock options granted to the independent director.

The effect of the restatement on specific amounts provided in the unaudited consolidated financial statements is as follows:

	As of September 30, 2009
Consolidated Balance Sheet	As previously reported	As restated
Warrant liability	$-	$54,326,566
Additional paid-in capital	38,389,635	27,888,632
Retained earnings	8,769,210	(35,056,353)

YANGLIN SOYBEAN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008 (As restated)
(Unaudited)(Stated in US Dollars)

2.	GENERAL(Continued)

(a)	Restatement of 2008 Annual Consolidated Financial Statements and 2009 Quarterly unaudited Consolidated Financial Statements(continued)

	For the Three Months ended September 30, 2009		For the Nine Months ended September 30, 2009
Consolidated Statement of Operations and Other Comprehensive Income	As previously reported	As restated	As previously reported	As restated

General and administrative expenses	$(668,239)	$(679,885)	$(2,018,987)	$(2,041,925)
Total operating expenses	(1,279,702)	(1,291,348)	(2,990,028)	(3,012,966)
(Loss)income from operations	(5,624,558)	(5,636,204)	(12,690,650)	(12,713,588)
Changes in fair value of warrants	-	3,167,950	-	32,724,533
(Loss)income before income taxes	(5,701,986)	(2,545,682)	(12,895,314)	19,806,281
Net(loss) income	(5,701,986)	(2,545,682)	(12,895,314)	19,806,281
Comprehensive(loss) income	(5,635,917)	(2,479,613)	(12,728,187)	19,973,408
(Loss)earnings per share:
Basic	$(0.29)	$(0.13)	$(0.64)	$0.99
Diluted	$(0.29)	$(0.13)	$(0.64)	$0.62
Weighted average shares outstanding-diluted
Basic	20,000,003	20,270,478	20,000,003	20,091,152
Diluted	20,000,003	20,270,478	20,000,003	32,034,068

	For the nine months ended September 30,2009
Consolidated Statement of Cash Flow	As previously reported	As restated
Net (loss)/ income	$(12,895,314)	$19,806,281
Share-based compensation expense	-	22,938
Change in fair value of warrants	-	(32,724,533)

	As of and for the nine months ended September 30, 2009
Consolidated Statement of Changes in Stockholders’ Equity	As previously reported	As restated
Net income	$(12,895,314)	$19,806,281
Additional paid-in capital	38,389,635	27,888,632
Retained earnings	$8,769,210	$(35,056,353)

YANGLIN SOYBEAN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008 (As restated)
(Unaudited)(Stated in US Dollars)

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

The exchange rates used to translate amounts in RMB into USD for the purposes of preparing the consolidated financial statements were as follows:

	September 30, 2009	December 31, 2008	September 30, 2008
Twelve months ended	6.8376	6.8542	6.8551
RMB : USD exchange rate
Three months ended	6.8425		6.9989
RMB : USD exchange rate
Average three months ended	6.8411		6.8529
RMB : USD exchange rate

The RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions.  There is no assurance that the RMB amounts could have been, or could be, converted into USD at the rates used in translation.

YANGLIN SOYBEAN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008 (As restated)
(Unaudited)(Stated in US Dollars)

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

The Group expenses all advertising expenses as incurred.  Advertising expenses included in selling expenses were $146 and $4,418 for the nine months ended September 30, 2009 and 2008 respectively. Advertising expenses for the three months ended September 30, 2009 and 2008 were $146 and $70, respectively.

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

YANGLIN SOYBEAN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008 (As restated)
(Unaudited)(Stated in US Dollars)

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

YANGLIN SOYBEAN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008 (As restated)
(Unaudited)(Stated in US Dollars)

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

YANGLIN SOYBEAN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008 (As restated)
(Unaudited)(Stated in US Dollars)

2.	GENERAL (Continued)

(j)	Warrant Liability

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

(k)	Recent accounting pronouncements

In April 2009, the FASB issued ASC 820.10, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”. ASC 820.10 provides additional guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased and also includes guidance on identifying circumstances that indicate a transaction is not orderly for fair value measurements. ASC 820.10 shall be applied prospectively with retrospective application not permitted. This ASC shall be effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity early adopting this ASC 820.10 must also early adopt ASC 320.10, “Recognition and Presentation of Other-Than-Temporary Impairments”. Additionally, if an entity elects to early adopt either ASC 825.10, “Interim Disclosures about Fair Value of Financial Instruments” or ASC 320.10, it must also elect to early adopt ASC 820.10. The adoption of ASC 820.10 did not have a material impact on the Company’s consolidated financial statements.

YANGLIN SOYBEAN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008 (As restated)
(Unaudited)(Stated in US Dollars)

2.	GENERAL (Continued)

(k)	Recent accounting pronouncements(continued)

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

YANGLIN SOYBEAN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008 (As restated)
(Unaudited)(Stated in US Dollars)

(k)	Recent accounting pronouncements(continued)

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

YANGLIN SOYBEAN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008 (As restated)
(Unaudited)(Stated in US Dollars)

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

The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties.  As of September 30, 2009, the carrying amounts of financial assets and liabilities, such as cash and cash equivalents, accounts receivable, other receivables, short-term bank loans, accounts payable, and other payables, approximate their fair values because of the short maturity of these instruments and market rates of interest available to the Group.

YANGLIN SOYBEAN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008 (As restated)
(Unaudited)(Stated in US Dollars)

4.	CREDIT RISK AND CUSTOMERS AND SUPPLIERS CONCENTRATIONS

Financial instruments which potentially expose the Group to concentrations of credit risk, is cash and accounts receivable as of September 30, 2009 and December 31, 2008. The Group performs ongoing evaluations of its cash position and credit evaluations of customers to ensure sound collections and minimize credit losses exposure.

CASH- U.S. ACCOUNTS– (RESTRICTED)

As of September 30, 2009, the Group’s restricted cash of  $457,138 was kept in bank account in the U.S. Cash accounts at financial institutions in the U.S. may exceed the federal depository insurance coverage limits. In October 2008, the FDIC increased its insurance from $100,000 per depositor to $250,000 and to an unlimited amount for non-interest bearing accounts. The coverage increase, which is temporary, extends through December 31, 2013 and June 30, 2010, respectively. All of the cash held in the U.S. is fully insured. Lastly, there is no unrestricted cash in U.S. accounts.

CASH- PRC ACCOUNTS– (RESTRICTED AND UN-RESTRICTED)

As of September 30, 2009 and December 31, 2008, respectively, the Group’s cash was with banks in the PRC where there is currently no rule or regulation mandated on obligatory insurance of bank accounts.

SALES AND VENDOR CONCENTRATIONS

For the three and nine months ended September 30, 2009 and 2008, all of the Group’s sales were generated within the PRC. In addition, all accounts receivable as of September 30, 2009 and December 31, 2008 are from entities within the PRC.

For the three months ended September 30, 2009 and 2008, no customer accounted for 10% or more of the Group’s revenue.

For the three months ended September 30, 2009 and 2008, no vendor accounted for 10% or more of the Group’s purchases.

YANGLIN SOYBEAN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008 (As restated)
(Unaudited)(Stated in US Dollars)

5.	TRADE RECEIVABLES, NET

Details of trade receivables consist of the following at:

	September 30, 2009	December 31, 2008
	(unaudited)
Trade receivables, gross	$25,197	$9,352
Allowance for doubtful accounts	(1,216)	(1,309)
Net balance at end of period/year	$23,981	$8,043

An analysis of the allowance for doubtful accounts for the three and nine months ended September 30, 2009 is as follows:

	The nine months ended September 30, 2009	The three months ended September 30, 2008
	(unaudited)
Balance at beginning of period/year	$1,309	$1,152
(Reduction) / Addition of bad debt expense	(95)	64
Foreign exchange adjustment	2
Balance at end of period	$1,152	$1,216

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

6.	INVENTORIES

Inventories consist of the following:

	September 30, 2009	December 31, 2008
	(unaudited)

Finished goods	$1,511,808	$904,375
Raw materials	912,959	2,991,959
Balance at end of period/year	$2,424,767	$3,896,334

YANGLIN SOYBEAN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008 (As restated)
(Unaudited)(Stated in US Dollars)

7.	PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment consist of the following:

	September 30, 2009	December 31, 2008
	(unaudited)
Building	$9,308,056	$5,908,205
Machinery and equipment	28,746,071	15,826,005
Office equipment	131,934	130,512
Motor vehicles	1,168,240	1,165,410
	39,354,301	23,030,132
Less: accumulated depreciation	(10,775,900)	(7,725,246)
	28,578,401	15,304,886
Construction in progress	-	16,225,050
Balance at end of period/year	$28,578,401	$31,529,936

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

YANGLIN SOYBEAN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008 (As restated)
(Unaudited)(Stated in US Dollars)

7.	PROPERTY, PLANT AND EQUIPMENT, NET (Continued)

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

YANGLIN SOYBEAN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008 (As restated)
(Unaudited)(Stated in US Dollars)

8.	INTANGIBLE ASSETS, NET

Intangible assets consist of the following:

	September 30, 2009	December 31, 2008
	(unaudited)
Land use rights, at cost	$4,004,294	$3,994,597
Railway use rights, at cost	1,199,251	1,151,125
Less: accumulated amortization	(734,075)	(526,006)
Balance at end of period/year	$4,469,470	$4,619,716

Land use rights were pledged as collateral for certain loans as of December 31, 2008.  As of September 30, 2009, such liens were removed from land use right as all bank loans were paid off. In the event that the Company borrows money, such assets will need to be pledged pursuant to a new loan agreement with Agricultural Development Bank of China.

Amortization expenses are included in the consolidated statement of operations and comprehensive income (loss) as follows:

	Three months ended September 30, 2009	Three months ended September 30, 2008	Nine months ended September 30, 2009	Nine months ended September 30, 2008
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Cost of sales	31,970	21,775	97,232	63,992
General and administrative expenses	21,823	85,082	64,113	85,082
Total amortization expense	53,793	106,857	161,345	149,074

The estimated aggregate amortization expenses for intangible assets for the five succeeding years are as follows:

Year
Remainder of 2009	$53,820
2010	215,280
2011	215,280
2012	215,280
2013	215,280
thereafter	3,554,530
Total	$4,469,470

YANGLIN SOYBEAN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008 (As restated)
(Unaudited)(Stated in US Dollars)

9.	SHORT-TERM BANK LOANS

(A)	Short-term bank loans consist of the following:

	September 30, 2009	December 31, 2008	Collaterals
Loans from Agricultural Development Bank of China, interest rates at 5.31% per annum, due October 29, 2009	$-	$6,711,214	Building, machinery and equipment and land use rights
Balance at end of period/year	$-	$6,711,214

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

YANGLIN SOYBEAN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008 (As restated)
(Unaudited)(Stated in US Dollars)

10.	RELATED PARTIES TRANSACTIONS

(A)	Loans from related parties consist of the following:

	September 30, 2009	December 31, 2008
	(unaudited)

Loans from certain employees, interest rates at 7.722% and 9.405% per annum respectively, with various installments, due October 28, 2016	$380,629	$489,827

Current portion due within one year	(52,695)	(55,149)
	$327,934	$434,678

These loans were obtained and used by Yanglin for working capital. All of the installments due during 2009 were paid on their due dates.  Interest paid for the nine months ended September 30, 2009 and 2008 was $25,235 and $36,466, respectively and interest paid for the three months ended September 30, 2009 and 2008 was $7,883 and $12,148, respectively..

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

YANGLIN SOYBEAN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008 (As restated)
(Unaudited)(Stated in US Dollars)

(B)	Heilongjiang Yanglin Group Seed Co. Ltd.

Heilongjiang Yanglin Group Seed Co. Ltd. (Yanglin Seed Co.), which is wholly owned and managed by Mr. Shulin Liu, our chief executive officer, is an affiliate of the Company. Yanglin Seeds Co. supplies the farmers with “Yanglin” brand soybean seeds which provide higher oil yield. Pursuant to annual intentional supply agreements with the Company, the farmers sell the harvested soybeans to Yanglin. Yanglin Seeds Co. extends favorable commercial terms to these farmers, such as competitive price, for them to purchase “Yanglin” soybean seeds. Meanwhile, Yanglin offers cash-upon-delivery payment terms to the farmers for purchases of the harvested soybeans grown from “Yanglin” soybean seeds. These arrangements ensure that we maintain good relations with our suppliers, enjoy a stable supply of soybeans that meet our high quality standards. There was no related party transaction or commitment between Yanglin Seed Co. and the Group for the nine months ended September 30, 2009 and 2008.

C)	Stock exchange listing shares contributed by majority shareholder

In connection with the sale of the Series A Convertible Preferred Stock during October 2007, the Company committed to apply to list and have its shares of common stock traded on the Nasdaq Capital Market, the Nasdaq Global Select Market or the Nasdaq Global Market or any successor market thereto (collectively, “Nasdaq”), or the New York Stock Exchange or any successor market thereto (together with Nasdaq, each a “National Stock Exchange”), no later than December 31, 2008. As a result of failing to achieve such listing, the Company’s majority shareholder, Winner State Investments Limited, committed to transfer 1,000,000 shares of common stock in the Company to the purchasers of shares of Series A Convertible Preferred Stock. The Company has accounted for this as a contribution of capital by its majority stockholder and recorded a charge to operations in the amount of $4,480,000 for the year ended December 31, 2008 (specifically in the fourth quarter of 2008) based on the closing market price of $4.48 per share on December 31, 2008. This change was the same as the restatement of beginning retained earnings as of January 1, 2009. These shares have not been transferred as of September 30, 2009.

YANGLIN SOYBEAN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008 (As restated)
(Unaudited)(Stated in US Dollars)

11.	CONVERTIBLE PREFERRED STOCK AND WARRANTS(Continued)

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

	Number of warrants
Series of warrant	9/30/2009	12/31/2008	Exercise price	Contractual term	Expiration Date
Series A	10,000,000	10,000,000	$2.75	5 years	October 2, 2012
Series B	5,000,000	5,000,000	$3.50	5 years	October 2, 2012
Series J		7,801,268	$2.37	1.5 years	April 3, 2009
Series C		7,801,268	$3.03	5 years	April 3, 2009
Series D		3,900,634	$3.85	5 years	April 3, 2009
Series E	1,000,000	1,000,000	$2.58	5 years	October 2, 2012
Series F	500,000	500,000	$3.01	5 years	October 2, 2012
Total	16,500,000	36,003,170

On April 3, 2009, series J, C and D warrants expired.

YANGLIN SOYBEAN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008 (As restated)
(Unaudited)(Stated in US Dollars)

11.	CONVERTIBLE PREFERRED STOCK AND WARRANTS(Continued)

In connection with the sale of the Series A Convertible Preferred Stock during October 2007, the Company committed to apply to list and have its shares of common stock traded on the Nasdaq Capital Market, the Nasdaq Global Select Market or the Nasdaq Global Market or any successor market thereto (collectively, “Nasdaq”), or the New York Stock Exchange or any successor market thereto (together with Nasdaq, each a “National Stock Exchange”), no later than December 31, 2008. As a result of failing to achieve such listing , the Company’s majority shareholder, Winner State Investments Limited, committed to transfer 1,000,000 shares of common stock in the Company to the purchasers of shares of Series A Convertible Preferred Stock of the Company. The Company has accounted for this as a contribution of capital by its majority stockholder and recorded a charge to operations in the amount of $4,480,000 for the year ended December 31, 2008. Such shares were valued based on the closing market price of $4.48 per share on December 31, 2008.

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

YANGLIN SOYBEAN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008 (As restated)
(Unaudited)(Stated in US Dollars)

11.	CONVERTIBLE PREFERRED STOCK AND WARRANTS(Continued)

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

As such, effective January 1, 2009, the Company reclassified the fair value of these warrants from equity to liability, as if these warrants were treated as a derivative liability since their issuance in October 2007. On January 1, 2009, the Company recorded as a cumulative effect adjustment by decreasing additional paid-in capital amounting to $15,003,941 and decreasing beginning retained earnings amounting to $72,047,158 and recording $87,051,099 as a warrant liability to recognize the fair value of such warrants on January 1, 2009. The fair value of the warrants was $54,326,566  on September 30, 2009. The Company recognized $32,724,533 as income from the change in fair value of warrants for the nine months ended September 30, 2009.

The fair value was calculated using the Black-Scholes option pricing model. The assumptions that were used to calculate fair value as of September 30, 2009 and December 31, 2008 (for January 1, 2009 opening balance sheet) were as follows:

Investor Warrants:	9/30/2009	12/31/2008

Expected volatility	108.1%	108.1%

Risk free rate	1.45%	0.11%-1%

Expected terms	3.01	0.25-3.76

Expected dividend yield	-	-

YANGLIN SOYBEAN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008 (As restated)
(Unaudited)(Stated in US Dollars)

11.	CONVERTIBLE PREFERRED STOCK AND WARRANTS(Continued)

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

The following table summarizes warrant activity for the nine month ended September 30, 2009, and the year ended December 31, 2008:

	Warrants	Weighted-average exercise price	Aggregate Intrinsic Value

Outstanding at December 31, 2007	36,003,170	$2.95	$55,784,977
Issued	-	-
Exercised	-	-
Expired	-	-
Outstanding at December 31, 2008	36,003,170	2.95	$55,064,914
Issued	-	-
Exercised	-	-
Expired	(19,503,170)	2.93	12,482,029
Outstanding at September 30, 2009	16,500,000	$2.97	$4,065,000

The terms of outstanding warrants as of September 30, 2009 are as follows:

	Warrants outstanding			Warrants exercisable
Range of exercise prices	Number outstanding	Weighted average remaining contractual life (years)	Weighted average exercise price	Number exercisable	Weighted average exercise price
$2.58-$3.50	16,500,000	3.01	$2.97	16,500,000	$2.97

YANGLIN SOYBEAN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008 (As restated)
(Unaudited)(Stated in US Dollars)

12.	EARNINGS PER SHARE

The calculation of the basic and diluted earnings (loss) per share attributable to the common stock holders is based on the following data:

	Three months ended September 30		Nine months ended September 30
	2009	2008	2009	2008
Numerator	(as restated)		(as restated)
Earnings:

Earnings for the purpose of basic earnings per share	$(2,545,682)	$2,697,601	$19,806,281	$12,112,205
Effect of dilutive potential common stock	-	-	-	-
Earnings(loss) for the purpose of dilutive earnings per share	$(2,545,682)	$2,697,601	$19,806,281	$12,112,205

Denominator
Number of shares:

Weighted average number of common stock for the purpose of basic earnings per share	20,270,478	20,000,003	20,091,152	20,000,003
Effect of dilutive potential common stock - conversion of convertible preferred stock	-	9,999,999	9,651,162	9,999,999
Effect of dilutive potential common stock - conversion of warrants	-	10,661,879	2,291,754	8,339,883
Weighted average number of common stock for the purpose of dilutive earnings per share	20,270,478	40,661,881	32,034,068	38,339,885

Because the Company reported a net loss for the three months ended September 30, 2009, common stock equivalents were anti-dilutive; therefore, the amounts reported for basic and diluted loss per share for that period are the same.

YANGLIN SOYBEAN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008 (As restated)
(Unaudited)(Stated in US Dollars)

13.	INCOME TAXES

The Group has not recorded any income tax provision for the three months ended September 30, 2009, since the Group has estimated that its estimated annual effective income tax rate will be zero.

As of September 30, 2009, the Group had net operating tax losses carried forward of $300,658 in the US and will expire in year 2028. The Group has established a full valuation allowance against its net deferred tax assets due to the Group’s history of pre-tax losses in the US and tax holiday exemption in PRC and the resulting likelihood that the deferred tax assets are not realizable.

The Group is not aware of any unrecorded tax liabilities which would impact the Group’s financial position or its results of operations as of September 30, 2009.

YANGLIN SOYBEAN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008 (As restated)
(Unaudited)(Stated in US Dollars)

14.	PARENT-ONLY FINANCIAL STATEMENTS

As mentioned in note 1 to the consolidated financial statements, as a result of entering into the contractual agreements, WFOE is deemed to control Yanglin as a Variable Interest Entity. These agreements may have restrictions on the ability of Yanglin to transfer funds to the Company through intercompany loans, advances and cash dividends which consist of additional paid in capital, statutory reserves and retained earnings of $53,265,271 and $65,744,088 respectively as at September 30, 2009 and December 31, 2008.

The following tables present unconsolidated financial information of the Company only:

Balance Sheets as of September 30, 2009 and December 31, 2008

	September 30, 2009	December 31, 2008
	(Unaudited)
	(as restated)
Cash – restricted	$457,138	$484,000
Other prepayment		-
Investments in subsidiaries	59,942,540	72,421,357

Total assets	$60,399,678	$72,905,357

Other current liabilities	$256,386	$33,878
Warrant liabilities	54,326,566	-

Total liabilities	54,582,952	33,878

Total shareholders’ equity	5,816,726	72,871,479

Total liabilities and shareholders’ equity	$60,399,678	$72,905,357

YANGLIN SOYBEAN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008 (As restated)
(Unaudited)(Stated in US Dollars)

14.	PARENT-ONLY FINANCIAL STATEMENTS(Continued)

Statements of Operations for the nine months ended September 30:

	2009	2008
	(unaudited)	(unaudited)
	(as restated)
Investment (loss) income	$(12,478,817)	$12,152,205
General and administrative expenses	(272,308)	(40,000)
(Loss) income from operations before income taxes	(12,751,125)	12,112,205
Change in fair value of warrants	32,724,533	-
Income before income taxes	19,973,408	12,112,205
Income taxes	-	-
Net income	$19,973,408	$12,112,205

15.	SUBSEQUENT EVENT

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

Company Overview

We sell our products under the “Yanglin” brand name to various regions of the PRC through our many distribution channels. In the three months ended September 30, 2009, we generated total revenue of approximately $39.6 million with a net operating loss of $5.7 million, exclusive of a non-cash income of $3.2 million resulting from the change in fair value of warrants, which was not related to our operations. For the first nine months of 2009, the revenue and net operating loss were $122.4 million and $12.9 million (exclusive of a non-cash income of $32.7 million resulting from the change in fair value of warrants, which was not related to our operations), respectively.

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

Cost of Sales

Cost of sales generally consists of four major parts: raw materials, labor, production overhead and manufacturing related depreciation. Raw materials mainly refer to soybean, and account for the most significant part of the cost of sales, over 90%. Labor cost is relatively low and makes up less than 1% of the cost of sales. Production overhead includes auxiliary materials, utility expenses, machinery maintenance costs, inspection costs and other related expenses. Depreciation costs are applied to manufacturing facilities and equipment, such as production lines, steam generators, factory buildings, etc.

Cost of sales is determined primarily by the following factors, either directly or indirectly:

è	Availability and price of raw materials, especially soybeans.

è	Operating efficiency of production facilities.

è	Government policy or direct purchase.

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

Government policy or direct purchase. Usually the price of soybean is determined by market mechanisms, however, government policy may have a significant impact on it. For example, the PRC government conducted a national strategic purchase from late 2008 to June 2009 and effectively raised the purchase price of soybeans in the market, by offering a price, which was about 10% higher over normal market price, to farmers. Such and similar actions of the government may materially affect our cost of sales.

Gross (Loss) Profit

Gross profit (loss) is the result of the combined effects of the following factors: (a) the selling price of our products, (b) the sales volume and the individual profit margin of each product, and (c) the cost of sales. As we are a middle stream processor, and the profit margin of middle stream processing is usually relatively stable. Under normal circumstances our gross profit margin has been in the range from 7% to 9%, based on previous experience through 2008.

However, if exceptional circumstances exist, gross margin may be negatively affected. Due to extremely unfavorable environmental factors, such as the national purchase of soybean by the PRC government at higher than market price, which was completed during the second quarter of 2009, but the effect of which on our raw materials costs was realized during the third quarter of 2009, as well as the low cost imports of soybean at large volume, we have suffered a gross loss for the three months ended September 30, 2009.

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

However, as Yanglin has been recognized as a Key Leading Enterprise in the Industrialization of Agriculture Industry by the PRC’s central government, Yanglin enjoyed a complete exemption from income taxes until 2009. Our status is reviewed every two years. Other than the PRC's central government's award, a review by the local tax authority is also required in order to enjoy a 2009 tax exemption.

The Group is in taxable loss position in the third quarter of 2009. Therefore, even if Yanglin does not obtain tax exemption benefit, the group still has no income tax expense in the third quarter of 2009.

Results of Operations

The Three Months Ended September 30, 2009 Compared with the Three Months Ended September 30, 2008

Consolidated Statement of Operations and Comprehensive (Loss) Income	The three months Ended Sep. 30, 2009 ($)	The three months ended Sep. 30, 2008 ($)
	(unaudited)	(unaudited)
Net Sales	$39,570,374	$48,687,504
Cost of sales	(43,915,230)	(45,254,311)
Gross (loss) profit	(4,344,856)	3,433,193
Selling expenses	(26,764)	(61,756)
General and administrative expenses	(679,885)	(560,057)
Impairment loss	(584,699)	-
(Loss) gain on disposal of property, plant and equipment	-	74
(Loss) income from operations	(5,636,204)	2,865,454
Interest income	18,676	27,353
Interest expense	(95,900)	(195,075)
Other expenses	(204)	(131)
Changes in fair value of warrants	3,167,950	-
(Loss) income from operations before income tax	(2,545,682)	2,697,601
Income tax	-	-
Net (Loss) Income	(2,545,682)	2,697,601
Foreign currency translation adjustment	66,069	112,368
Comprehensive (loss) income	$(2,479,613)	$2,809,969

Net Sales

	For The Three Months Ended Sep. 30,		Period to Period Change
Item	2009 Amount ($)	2008 Amount ($)	Amount ($)%
Soybean meal	$22,283,057	$32,469,832	$(10,186,775)	-31.4%
Soybean oil	10,374,699	11,217,242	(842,543)	-7.5%
Salad Oil	1,901,192	5,000,430	(3,099,238)	-62.0%
Squeezed oil	320,953	-	320,953	-
Soy protein concentrates	1,047,108	-	1,047,108	-
Low-temp soy meal	3,643,364	-	3,643,364	-
Total Net Sales	$39,570,374	$48,687,504	$(9,117,130)	-18.7%

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

For several years, China has been importing genetically-modified (GM) soybeans from the U.S. and South America. Such soybeans have been imported in large volumes, exceeding 3 million tons each month since October 2008. The imported beans are sold at a price substantially lower than domestically produced soybeans, about $78, or 18.2% lower per ton on average. This had a seriously negative impact on the domestic soybean producers and on the price level of domestic soybeans. In addition, this had a significantly negative impact on the Chinese domestic market of imported-soybean byproducts as such imported-soybean byproducts can be sold at lower prices than domestic soybean byproducts.

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

We expect that the difficult situation may last for a considerable period, because, though the government had completed its national reserve purchase program by the end of June 2009, its actions have effectively raised our costs of raw materials, and our operations will be affected by it, as the raw materials we are using now were harvested in 2008 and mostly purchased by the end of 2008. Whether or not the situation changes depends on a series of factors, including the government’s reaction to the demands of domestic soybean processors, the change in the production volume and hence supply to the Chinese market of imported soybeans from the U.S. and South America. We will adjust our policies in response to the changes in the situation, and will increase our processing and production volume to increase sales revenues when the markets are restored to normal status and become profitable for us.

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

As described above, the Company responded to the soybean market’s situation by reducing purchase and production volume, and as a result, our cost of sales was lowered. This policy, however, could only minimize gross loss instead of increasing our gross profit. Meanwhile, to reduce costs of raw materials, we have been purchasing soybeans that do not meet the government’s strict standards (the government requires that the water content of soybeans be lower than 13%, while we have purchased soybeans with water content of 17% to 18%), because the purchase price of such soybeans were closer to past market prices. However, the high water content of such soybeans decreased the output of soybean oil, which decreased our gross margin.

We expect that our cost of sales and gross profit, if any, may remain at relatively low levels for the rest of 2009. At the same time, we anticipate that gross margins may improve in the later part of 2009 or 2010, as we estimate that soybean production in the U.S. will increase slightly in 2009, while soybean production in South America will be reduced during the same time period. Consequently, there may be less imported soybeans in China’s market after harvest season in 2009 and, as a result, these imports and the imported-soybean byproducts may be at higher prices in China’s market, which will increase the competitiveness of our soybean products.

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

Operating Expenses

	For The Three Months Ended September 30,				Period to Period
	2009	% of Sales	2008	% of Sales	Change
	Amount ($)	Revenue	Amount ($)	Revenue	Amount ($)%
Selling Expenses	$(26,764)	0.1%	$(61,756)	0.1%	$(34,992)	-56.7%
General & Administrative Expenses	(679,885)	1.7%	(506,057)	1.0%	173,828	34.3%
Impairment Loss	(584,699)	1.5%	-	-	584,699	-
(Loss) gain on disposal of property, plant and equipment	-	-	74	0.0%	(74)	-
Total Operating Expenses	$(1,291,348)	3.3%	$(567,739)	1.3%	$723,609	127.5%

Selling expenses for the three months ended September 30, 2009 decreased by 56.7% as compared to the three months ended September 30, 2008. This decrease was mainly due to the cost saving measures taken in areas including travel, sales meetings, and business entertainment. As a percentage of net sales, selling expenses remained stable at 0.1% over the period.

General and administrative expenses, other than impairment loss and gain (loss) on disposal of property, plant and equipment, for the three months ended September 30, 2009 increased by 34.3% over the three months ended September 30, 2008. Though there were material decreases in items such as travel and depreciation expenses, the expenses related to listing in the U.S. increased significantly, comprised mostly of fees paid to auditors and legal counsel. As a percentage of net sales, general and administrative expenses rose from 1.0% for the three months ended September 30, 2008 to 1.7% for the three months ended September 30, 2009.

During the three months ended September 30, 2009, we determined one of Yanglin’s salad oil production facilities in Plant 1 to be technologically outdated and management will make a decision later  as to whether to upgrade and retool  the equipment to produce another kind of product or put the line out of operation. As a result, we recorded an impairment charge totaling $584,699 for the three months ended September 30, 2009.

Net (Loss) Income

	For The Three Months Ended September 30,				Period to Period
	2009	% of Sales	2008	%of Sales	Change
	Amount ($)	Revenue	Amount ($)	Revenue	Amount ($)%
(Loss) Income from operations	$(5,636,204)	-14.2%	$2,865,454	5.9%	$(8,501,658)	-296.7%
Interest expenses	(95,900)	0.2%	(195,075)	0.4%	99,175	-50.8%
Interest income	18,676	0.0%	27,353	0.1%	(8,677)	-31.7%
Other expense	(204)	0.0%	(131)	0.0%	(73)	55.7%
Changes in fair value of warrants	3,167,950	8.0%	-	-	3,167,950	-
Income tax	-	-	-	-	-	-
Net (loss) income	$(2,545,682)	-6.4%	$2,697,601	5.6%	$(5,243,283)	-194.4%

(Loss) income from operations decreased by 296.7% for the three months ended September 30, 2009, to a loss of $5,636,204, from a profit of $2,865,454 for the three months ended September 30, 2008. The loss was primarily due to aforementioned reasons for the decrease in sales revenue and drop in gross margin (please refer to the sections “Net Sales” and “Cost of Sales and Gross Profit” above). Consequently, operating margin fell from 5.9% to negative 14.2%.

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

Effective January 1, 2009, we adopted the provisions of FAS 133, "Derivatives and Hedging" ("FAS 133"). As a result of adopting FAS 133, we recorded non-cash income of $3,167,950 for the third quarter of 2009, as restated, resulting from the change in fair value of warrants issued to investors in conjunction with the Company’s Series A Convertible Preferred Stock in October 2007. The accounting treatment of the warrants resulted from an anti-dilution provision to the warrant holders.

Since Yanglin has been recognized as a “Key Leading Enterprise” in the industrialization of the agriculture industry by the Chinese government, Yanglin enjoys a complete exemption from income taxes. This status is usually reviewed every two years, and according to a government order, the next review has been postponed to the end of 2009; Yanglin can still enjoy the tax exemption status through 2009.

Net income, after including the abovementioned non-cash income from the change in fair value of warrants, decreased by 194.4% from the three months ended September 30, 2008 to the three months ended September 30, 2009. During the same period, net profit margin fell from 5.6% to negative 6.4%. The causes of this change were similar to the changes in income from operations (please refer to the section “Cost of Sales and Gross Profit” above).

(Loss) Earnings Per Share

	Three Months Ended September 30,
	2009	2008
	Unaudited	Unaudited
Net (Loss) Income for Basic Earnings Per Share	(2,545,682)	2,697,601
Basic Weighted Average Number of Shares	20,270,478	20,000,003
Net (Loss) Income per Share – Basic	(0.13)	0.13
Net (Loss) Income for Diluted Earnings Per Share	(2,545,682)	2,697,601
Diluted Weighted Average Number of Shares	20,270,478	40,661,881
Net (Loss) Income per Share – Diluted	(0.13)	0.07

Basic and diluted (loss) earnings per share (EPS) for the quarter ended September 30, 2009, were $(0.13) and $(0.13), compared to $0.13 and $0.07 for the third quarter last year.

The Nine Months Ended September 30, 2009 Compared with the Nine Months Ended September 30, 2008

Consolidated Statement of Operations and Comprehensive (Loss) Income	The nine months Ended September 30, 2009 ($)	The nine months ended September 30, 2008 ($)
	Unaudited	Unaudited
Net Sales	$122,358,237	$190,237,176
Cost of sales	(132,058,859)	(175,551,015)
Gross (Loss) Profit	(9,700,622)	14,686,161
Selling expenses	(156,317)	(180,726)
General and administrative expenses	(2,041,925)	(1,758,068)
Impairment loss	(584,699)	-
(Loss) gain on disposal of property, plant and equipment	(230,025)	7,144
(Loss) Income from operations	(12,713,588)	12,754,511
Interest income	137,988	81,151
Interest expense	(341,417)	(708,978)
Other expenses	(1,235)	(14,479)
Changes in fair value of warrants	32,724,533	-
(Loss) income from operations before income tax	19,806,281	12,112,205
Income tax	-	-
Net (Loss) Income	19,806,281	12,112,205
Foreign currency translation adjustment	167,127	3,985,176
Comprehensive (loss) income	$19,973,408	$16,097,381

Net Sales

	For The Nine Months Ended Sep. 30,		Period to Period Change
Item	2009 Amount ($)	2008 Amount ($)	Amount ($)%
Soybean meal	$76,056,194	$113,332,034	$(37,275,840)	-32.9%
Soybean oil	32,297,294	55,754,467	(23,457,173)	-42.1%
Salad Oil	5,621,162	21,150,675	(15,529,513)	-73.4%
Squeezed oil	764,432	-	764,432	-
Soy protein concentrates	1,402,052	-	1,402,052	-
Low-temp soy meal	6,217,102	-	6,217,102	-
Total Net Sales	$122,358,237	$190,237,176	$(67,878,939)	-35.7%

Net sales revenue was $122,358,237 for the nine months ended September 30, 2009, a decrease of $67,878,939 or 35.7% from $190,237,176 for the nine months ended September 30, 2008. An analysis by product shows that the revenue of soybean meal, soybean oil and salad oil dropped period over period at rates of 32.9%, 42.1% and 73.4%, respectively. This decrease was caused by a series of factors, but was primarily due to the Chinese government’s national reserve purchase of soybeans (please refer to the section “net sales” in the discussion of results of operations for the three months ended September 30, 2009).

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

We expect that the difficult situation may last for a considerable period in the future, because though the government had completed its national reserve purchase program by the end of June 2009,  its action has effectively raised our costs of raw materials, and our operations continue to be affected by it, as the raw materials we are using now were harvested in 2008 and mostly purchased by the end of 2008. Whether the situation changes depends on a series of factors, including the government’s reaction to the demands of domestic soybean processors, and the change in the production volume and hence supply to the Chinese market of imported soybeans from the U.S. and South America. We will adjust our policies in response to the changes in the situation and will increase our processing and production volume to increase sales revenues when the markets are restored to normal status and become profitable.

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

Our cost of sales for the nine months ended September 30, 2009 fell by $43,492,156 or 24.8% over the nine months ended September 30, 2008.  The ratio of cost as a percentage to net sales value rose from 92.3% to 107.9% over the same period. Additionally, we recorded a gross loss of $9,700,622 in the nine months ended September 30, 2009, in comparison to a gross profit of $14,686,161 in the nine months ended September 30, 2008. Our gross (loss) profit margin dropped from 7.7% to -7.9% over the same period. The main reasons for the changes in the cost of sales and gross profit were the negative impact of imported soybeans and the national reserve purchase conducted by PRC government (please refer to the section “Cost of Sales and Gross Profit” in the discussion of results of operations for the three months ended September 30, 2009).

We expect that our cost of sales and gross profit, if any, may remain at relatively low levels for the rest of 2009. At the same time, we anticipate that gross margins may improve in the latter part of 2009, as we estimate that soybean production in the U.S. will increase only slightly in 2009, while soybean production in South America will be reduced during the same time period. Consequently, there may be fewer imported soybeans in China’s market after harvest season in 2009 and, as a result, these imports and the imported-soybean byproducts may be at higher prices in China’s market, which will increase the competitiveness of our soybean products.

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

Operating Expenses

	For The Nine Months Ended September 30,				Period to Period
	2009	% of Sales	2008	% of Sales	Change
	Amount ($)	Revenue	Amount ($)	Revenue	Amount ($)%
Selling Expenses	$(156,317)	0.1%	$(180,726)	0.1%	$(24,409)	-13.5%
General & Administrative Expenses	(2,041,925)	1.7%	(1,758,068)	0.9%	283,857	16.1%
Impairment Loss	(584,699)	0.5%	-	-	584,699	-
(Loss) gain on disposal of property, plant and equipment	(230,025)	0.2%	7,144	0.0%	(237,169)	-3319.8%
Total Operating Expenses	$(3,012,966)	2.5%	$(1,931,650)	1.0%	$1,081,316	56.0%

Selling expenses for the nine months ended September 30, 2009 decreased by 13.5% as compared to the nine months ended September 30, 2008. This decrease was mainly due to cost saving measures implemented in several areas including travel, advertising, sales meetings, and business entertainment. As a percentage of net sales, selling expenses remained stable at 0.1% over the period.

General and administrative expenses, other than impairment loss and (loss) gain on disposal of property, plant and equipment, for the nine months ended September 30, 2009 increased by 16.1% over the nine months ended September 30, 2008. Though there was material decrease in items such as travel, business entertainment, vehicle usage and communication expenses, the expenses related to listing in the U.S. increased significantly, mostly due to fees paid to auditors and legal counsel. As a percentage of net sales, general and administrative expenses rose from 0.9% for the nine months ended September 30, 2008 to 1.7% for the nine months ended September 30, 2009.

During the nine months ended September 30, 2009, we determined the salad oil production facility of plant 1 to be technologically outdated and management will make a decision later  as  to whether to upgrade and retool  the equipment to produce another kind of product or put the line out of operation. As a result, we have recorded non-cash impairment charges totaling $584,699 for the nine months ended September 30, 2009.

Net (Loss) Income

	For The Nine Months Ended September 30,				Period to Period
	2009	% of Sales	2008	%of Sales	Change
	Amount ($)	Revenue	Amount ($)	Revenue	Amount ($)%
(Loss) income from operations	(12,713,588)	-10.4%	12,754,511	6.7%	(25,468,099)	-199.7%
Interest expenses	(341,417)	0.3%	(708,978)	0.4%	367,561	-51.8%
Interest income	137,988	0.1%	81,151	0.0%	56,837	70.0%
Other expense	(1,235)	0.0%	(14,479)	0.0%	13,244	-91.5%
Changes in fair value of warrants	32,724,533	26.7%	-	-	32,724,533	-
Income tax	-	-	-	-	-	-
Net (loss) income	19,806,281	16.2%	12,112,205	6.4%	7,694,076	63.5%

(Loss) income from operations decreased by 199.7% for the nine months ended September 30, 2009, to a loss of $12,713,588, as compared to a profit of $12,754,511 for the nine months ended September 30, 2008.  The change was primarily due to the aforementioned reasons for the decrease in sales revenue and the drop in gross margin (please refer to the sections “Net Sales” and “Cost of Sales and Gross Profit” above). Additionally, operating margin fell from 6.7% to negative 10.4%.

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

Effective January 1, 2009, we adopted the provisions of FAS 133, "Derivatives and Hedging" ("FAS 133"). As a result of adopting FAS 133, we recorded non-cash income of $32,724,533 for the nine months ended September 30, 2009, as restated, resulting from the change in fair value of warrants issued to investors in conjunction with the Company’s Series A Convertible Preferred Stock in October 2007. The accounting treatment of the warrants resulted from an anti-dilution provision to the warrant holders.

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

Net income, after including the abovementioned non-cash income from the change in fair value of warrants, increased by 63.5% from the nine months ended September 30, 2008 to the nine months ended September 30, 2009. During the same period, net profit margin increased from 6.4% to 16.2%.

 (Loss) earnings Per Share

	Nine Months Ended September 30,
	2009	2008
	Unaudited	Unaudited
Net (Loss) Income for Basic Earnings Per Share	19,806,281	12,112,205
Basic Weighted Average Number of Shares	20,091,152	20,000,003
Net (Loss) Income per Share – Basic	0.99	0.61
Net (Loss) Income for Diluted Earnings Per Share	19,806,281	12,112,205
Diluted Weighted Average Number of Shares	32,034,068	38,339,885
Net (Loss) Income per Share – Diluted	0.62	0.32

Basic and diluted (loss) earnings per share (EPS) for the nine months ended September 30, 2009, were $0.99 and $0.62, compared to $0.61 and $0.32 for the same period in 2008.

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

Currently we have an additional credit line of up to RMB 190 million, or approximately USD 27.8 million, based on our credit rank of AA granted by Agricultural Development Bank. We believe that this will be sufficient for our future working capital needs at the current operation and capacity level.

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

Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2009 was $87,400, compared to $1,416,259 for the nine months ended September 30, 2008. The major reason for this decrease was the completion of the majority of our construction projects, including the renovation of Plant 2, by the end of 2008. All cash used in the nine months ended September 30, 2009 was for payments for plant and equipment.

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

The balance of our long-term bank loan from related parties, including the portion payable within one year, was approximately $380,629 on September 30, 2009, compared to $489,827 on December 31, 2008. The change was caused by repayment of the principal, and we did not borrow any additional funds during the third quarter of 2009. These loans are related-party transactions between Yanglin, Mr, Shulin Liu, the CEO of Yanglin, and certain employees and officers of Yanglin. Mr. Shulin Liu gifted 12 houses to these employees and officers for their long-term services, and they personally obtained mortgage loans from Industrial and Commercial Bank of China, using these houses as collateral, and borrowed the loans simultaneously to Yanglin to be used as working capital. These employees and officers have been making payments for interest on and principal of the loans to the banks directly, and Yanglin will pay them back in full amount later.

Currently we have a credit line of up to RMB 190 million, or approximately USD 28 million, based on our credit rank of AA granted by Agricultural Development Bank. We believe that this would be sufficient for our future working capital needs at the current operation and capacity level.

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

Remediation Initiative and Progress

To remediate the situation, we need the help of competent professional accounting advisors, and we have engaged SEC Audit Prep, an accounting consulting firm, to help with the preparation of the Company’s consolidated financial statements and deliver training to our own accounting staff on the selection and application of US GAAP and related SEC disclosure requirements. Meanwhile, management has decided that we will draft the accounting manual using our own staff first, and enlisting the help from professional advisors later, if we find it necessary.

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

Yanglin Soybean, Inc.

Date: November 15, 2010	By:	/s/ SHULIN LIU
Shulin Liu
Chief Executive Officer
(Principal Executive Officer)

Yanglin Soybean, Inc.

Date: November 15, 2010	By:	/s/ SHAOCHENG XU
Shaocheng Xu
Chief Financial Officer
(Principal Financial and Accounting Officer)