Form 10-Q
period 2010-09-30
Yanglin Soybean, Inc.
filed 2010-11-15
CIK 1368745

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

As of November 10, 2010, the Company had 20,465,119 shares of Common Stock, $0.001 par value per share, issued and outstanding.

Yanglin Soybean, Inc.

INDEX

		Page
Part I — Financial Information		3

Item 1.	Financial Statements	3

(a)	Consolidated Balance Sheets as of June 30, 2010 (unaudited) and December 31, 2009	3

(b)	Consolidated Statements of Operations and Other Comprehensive Income for the three and six months ended June 30, 2010 and 2009 (as restated) (unaudited)	4

(c)	Consolidated Statement of Changes in Stockholders’ Equity for the six months ended June 30, 2010 (unaudited)	5

(d)	Consolidated Statements of Cash Flows for the six months ended June 30, 2010 and 2009 (as restated) (unaudited)	6

(e)	Notes to Consolidated Financial Statements (unaudited)	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	48

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	68

Item 4T.	Controls and Procedures	68

Part II — Other Information		70

Item 1	Legal Proceedings	70

Item 1A.	Risk Factors	70

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	70

Item 3	Defaults upon Senior Securities	70

Item 4	(Removed and Reserved)	70

Item 5	Other Information	70

Item 6.	Exhibits	70

Signatures		70

PART 1-FINANCIAL INFORMATION

ITEM 1-FINANCIAL STATEMENTS

YANGLIN SOYBEAN, INC.

CONSOLIDATED BALANCE SHEETS
AS AT SEPTEMBER 30, 2010 (UNAUDITED), AND DECEMBER 31, 2009
(Stated in US Dollars)

	September 30, 2010	December 31, 2009
	(unaudited)
ASSETS
Current assets
Cash	$28,651,562	$34,811,611
Cash-restricted	247,961	1,740,605
Trade receivables, net	338	332
Inventories	1,303,051	8,356,345
Advances to suppliers	12,710	12,451
Prepaid VAT and other taxes	6,072,421	4,917,250
Other receivables and prepaid expenses	65,023	108,200
Total current assets	36,353,066	49,946,794

Property, plant and equipment, net	25,717,596	27,297,365
Assets held for sale	-	570,409
Intangible assets, net	4,342,790	4,415,908
TOTAL ASSETS	$66,413,452	$82,230,476

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Short-term bank loans	$7,464,803	$20,476,218
Loans from related parties – current	56,073	53,676
Accounts payable	1,542	20,866
Other payables	34	824,424
Customers deposits	985,915	1,395,524
Accrued liabilities	558,091	635,474
Total current liabilities	9,066,458	23,406,182

Long-term liabilities
Long-term bank loan	5,225,363	-
Loan from related parties – non-current	265,630	314,191
Warrant liability	3,790,921	27,573,698
TOTAL LIABILITIES	18,348,372	51,294,071

STOCKHOLDERS' EQUITY
Convertible preferred stock:
Series A $0.001 par value, 50,000,000 shares authorized; 9,534,883 shares issued and outstanding	9,535	9,535
Series B $0.001 par value, 10,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock:
$0.001 par value, 100,000,000 shares authorized; 20,465,119 shares issued and outstanding	20,465	20,465
Additional paid-in capital	27,922,238	27,899,749
Statutory reserves	5,628,636	5,628,636
Retained earnings/(accumulated deficit)	6,078,110	(9,953,046)
Accumulated other comprehensive income	8,406,096	7,331,066
Total stockholders’ equity	48,065,080	30,936,405
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$66,413,452	$82,230,476

The accompanying notes are an integral part of these consolidated financial statements

YANGLIN SOYBEAN, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME FOR
THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010, AND 2009, AS RESTATED (UNAUDITED)
(Stated in US Dollars)

	For the three months ended September 30		For the nine months ended September 30
	2010	2009	2010	2009
		(As restated)		(As restated)
Net sales	$37,420,188	$39,570,374	$121,444,716	$122,358,237
Cost of sales	(38,977,219)	(43,915,230)	(125,607,377)	(132,058,859)
Gross profit (loss)	(1,557,031)	(4,344,856)	(4,162,661)	(9,700,622)

Operating Expenses
Selling expenses	(61,496)	(26,764)	(193,411)	(156,317)
General and administrative expenses	(506,551)	(679,885)	(2,165,724)	(2,041,925)
Impairment loss of assets held for sale	(220,403)	(584,699)	(572,150)	(584,699)
Loss on disposal of property, plant and equipment	-	-	-	(230,025)
Total operating expenses	(788,450)	(1,291,348)	(2,931,285)	(3,012,966)
Loss from operations	(2,345,481)	(5,636,204)	(7,093,946)	(12,713,588)
Interest expense	(149,595)	(95,900)	(727,072)	(341,417)
Interest income	18,256	18,676	69,748	137,988
Other (expenses) income	-	(204)	(351)	(1,235)
Changes in fair value of warrants	11,962,404	3,167,950	23,782,777	32,724,533
Income(Loss) before income taxes and other comprehensive income	9,485,584	(2,545,682)	16,031,156	19,806,281
Income tax	-	-	-	-
Net income(loss)	9,485,584	(2,545,682)	16,031,156	19,806,281
Foreign currency translation adjustment	215,605	66,069	1,075,030	167,127
Other comprehensive income	$9,701,189	$(2,479,613)	$17,106,186	$19,973,408
Earnings per share
Basic	$0.46	$(0.13)	$0.78	$0.99
Diluted	$0.32	$(0.13)	$0.53	$0.62

Weighted average shares outstanding
Basic	20,465,119	20,270,478	20,465,119	20,091,152
Diluted	30,000,002	20,270,478	30,000,002	32,034,068

The accompanying notes are an integral part of these consolidated financial statements

YANGLIN SOYBEAN, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 (UNAUDITED)
(Stated in US Dollars)

	Preferred stock						(Accumulated	Accumulated
	Series A		Common stock		Additional		deficit)	other
	Number of shares	Amount	Number of shares	Amount	paid-in capital	Statutory reserves	retained earnings	comprehensive income	Total
Balance, December 31, 2009	9,534,883	$9,535	20,465,119	$20,465	$27,899,749	$5,628,636	$(9,953,046)	$7,331,066	$30,936,405
Net income	-	-	-	-	-	-	16,031,156	-	16,031,156
Share-based compensation expense	-	-	-	-	22,489	-	-	-	22,489
Foreign currency translation adjustment	-	-	-	-	-	-	-	1,075,030	1,075,030
Balance, September 30, 2010	9,534,883	$9,535	20,465,119	$20,465	$27,922,238	$5,628,636	$6,078,110	$8,406,096	$48,065,080

The accompanying notes are an integral part of these consolidated financial statements

YANGLIN SOYBEAN, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010, AND 2009 (AS RESTATED) (UNAUDITED)
(Stated in US Dollars)

	For the nine months ended September 30
	2010	2009
		(as restated)
Cash flows from operating activities
Net income	$16,031,156	$19,806,281
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	2,144,596	2,463,971
Amortization	161,963	161,345
Share-based compensation expense	22,489	22,938
Bad debt expense	450	(93)
Impairment loss of assets held for sale	572,150	584,699
Loss on disposal of property, plant and equipment	-	230,025
Change in fair value of warrants	(23,782,777)	(32,724,533)
Changes in operating assets and liabilities:
Trade receivable	-	(16,112)
Inventories	7,101,408	1,481,436
Advances to suppliers	1,216	10,581,995
Prepaid VAT and other taxes	(1,034,778)	(2,535,093)
Other receivables	42,966	(52,409)
Accounts payable	(19,415)	(9,182)
Other payables	-	1
Customers deposits	(430,978)	491,431
Accrued liabilities	(86,898)	117,592
Net cash used in operating activities	723,548	604,292

Cash flows from investing activities
Purchase of property, plant and equipment	(862,103)	(87,400)
Net cash used in investing activities	(862,103)	(87,400)

Cash flows from financing activities
Proceeds from short-term bank loans	-	6,575,842
Cash - restricted	1,497,107	26,862
Principal payments for short-term bank loans	(8,068,775)	(13,301,136)
Principal payments for loans from related parties	(52,868)	(110,322)
Net cash flows used in/provided by financing activities	(6,624,536)	(6,808,754)

Net decrease in cash	(6,763,091)	(6,291,862)
Effect of foreign currency translation on cash	603,042	69,256
Cash- beginning of period	34,811,611	30,365,413
Cash- end of period	$28,651,562	$24,142,807

Supplementary cash flow information:
Interest paid	$727,072	$341,417

The accompanying notes are an integral part of these consolidated financial statements

YANGLIN SOYBEAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009 (AS RESTATED)
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

The Company is in the business of manufacturing, distributing and selling non-genetically modified soybean products, including soybean oil, salad oil, soybean meal, etc., throughout the Province of Heilongjiang and other parts of People's Republic of China ("PRC").  The Company conducts its operations through the following subsidiaries: (a) a wholly-owned subsidiary in the British Virgin Islands: Faith Winner (BVI), (b) a wholly-owned subsidiary of Faith Winner (BVI) located in the PRC: Faith Winner (Jixian) Agriculture Development Company (“WFOE”) and (c) an entity located in the PRC: Yanglin Soybean Group Co., Ltd. (“Yanglin”), which is controlled by the Company through contractual arrangements with WFOE, as if Yanglin were a wholly-owned subsidiary of the Company.

The Company, its subsidiaries and Yanglin are collectively referred to as “the Group”.

Faith Winner (BVI) and WFOE have entered into a series of agreements respectively with Yanglin and as a result of such agreements WFOE gained control of all of Yanglin’s assets, management and business as if Yanglin were a wholly-owned subsidiary of WFOE. These agreements included a loan agreement, a consigned management agreement, two consignment agreements of equity interests, an exclusive purchase option agreement, a registered trademark transfer contract and a trademark licensing agreement. The consignment agreements were entered into on September 1, 2007, and the other agreements were all signed on September 24, 2007. The exclusive purchase option agreement and the consigned management agreement were amended as of April 3, 2009. As described by the amendment, the exercise price of the exclusive purchase option shall be $17,000,000, or such greater amount as required by the then applicable Chinese law and regulations. If WFOE elects to purchase the Equity Interests held by Shulin Liu and Huanqin Ding (collectively “the Shareholders”), all of the consideration net tax (the “ Consideration of Equity Transfer ” ) obtained by the Shareholders shall be used to repay Yanglin. If WFOE elects to purchase the assets of Yanglin, Yanglin shall use all of the consideration net tax (the “Consideration of Assets Transfer ” ) to repay WFOE. To the extent that the Consideration of Equity Transfer or Assets Transfer is greater than $17,000,000 as required by the then applicable law or for any other reasons, the excess shall be paid by Yanglin to WFOE as interest on the loan made under the Loan Agreement dated September 24, 2007 between WFOE and Yanglin.

YANGLIN SOYBEAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009 (AS RESTATED)
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

Under the Registered Trademark Transfer Agreement, Yanglin agreed to transfer to WFOE all of its rights in connection with the two trademarks, including without limitation the title of the trademarks and right to license (the “Transferred Trademark”) for a purchase price of $1,000,000, which is subject to a purchase price adjustment based on the minimum appraised value of intellectual property (“IP”) rights allowed under PRC laws and regulations for such transfer. Under the Trademark Licensing Agreement, WFOE agreed to grant an exclusive license to Yanglin, for a term of 10 years, to use the Transferred Trademark for an annual licensing fee equal to 1% of Yanglin’s net sales of that year. The license fee and the management fee aforesaid – a total of 6% of the annual net sales of Yanglin – entitled by WFOE are designed to approximate Yanglin’s annual net profit. If the licensing and management fees entitled by WFOE exceed the net income after tax of Yanglin, Yanglin should not be obligated to pay WFOE any shortfall. In the event that the net income after tax is greater than the licensing and management fees entitled by WFOE, Yanglin should maintain any excess on its books and should not distribute any of such excess as a dividend in any manner to its shareholders until WFOE exercises its exclusive purchase option pursuant to the Exclusive Purchase Option Agreement dated September 24, 2007 between Yanglin and WFOE and as amended on April 3, 2009.

YANGLIN SOYBEAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009 (AS RESTATED)
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

The accompanying unaudited consolidated financial statements were prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they may not include all of the information and footnotes required by GAAP for complete consolidated financial statements. All adjustments that are, in the opinion of management, of a normal recurring nature and are necessary for a fair presentation of the consolidated financial statements have been included. Nevertheless, these financial statements should be read in conjunction with the Company’s audited consolidated financial statements contained in its Annual Report on Form 10-K for the year ended December 31, 2009 as filed with the Securities and Exchange Commission on April 15, 2010. The results of operations for the nine months ended September 30, 2010, are not necessarily indicative of the results that may be expected for the entire fiscal year or any other interim period.

The Company’s common stock is listed on the Over-the-Counter Bulletin Board (“OTCBB”) market and traded under the symbol “YSYB”.

YANGLIN SOYBEAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009 (AS RESTATED)
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

On January 1, 2009, the Company recorded as a cumulative effect adjustment by decreasing additional paid-in capital by $15,003,941 and decreasing the beginning balance of retained earnings by $72,047,158, and recording $87,051,099 as a warrant liability to recognize the fair value of such warrants on January 1, 2009. The fair value of the warrants was $27,573,698 on December 31, 2009 and $54,326,566 on September 30, 2009. The Company recognized $3,167,950and $32,724,533 as non-cash income from the change in fair value of warrants for the three and nine months ended September 30, 2009.

YANGLIN SOYBEAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009 (AS RESTATED)
(UNAUDITED) (Stated in US Dollars)

2.	GENERAL (Continued)

The effect of the restatement on specific amounts provided in the consolidated financial statements is as follows:

	As of September 30, 2009
Consolidated Balance Sheet	As previously reported	As restated
Warrant liability	$-	$54,326,566
Additional paid-in capital	38,389,635	27,888,632
Retained earnings (accumulated deficit)	8,769,210	(35,056,353)

	For the Three Months Ended September 30, 2009		For the Nine Months Ended September 30, 2009
Consolidated Statement of Operations and Other Comprehensive Income	As previously reported	As restated	As previously reported	As restated
General and administrative expenses	$(668,239)	$(679,885)	$(2,018,987)	$(2,041,925)
Total operating expenses	(1,279,702)	(1,291,348)	(2,990,028)	(3,012,966)
(Loss) income from operations	(5,624,558)	(5,636,204)	(12,690,650)	(12,713,588)
Changes in fair value of warrants	-	3,167,950	-	32,724,533
oss) income from operations before income taxes	(5,701,986)	(2,545,682)	(12,895,314)	19,806,281
Net (loss) income	(5,701,986)	(2,545,682)	(12,895,314)	19,806,281
Other comprehensive (loss) income	(5,635,917)	(2,479,613)	(12,728,187)	19,973,408
(Loss) earnings per share:
Basic	$(0.29)	$(0.13)	$(0.64)	$0.99
Diluted	$(0.29)	$(0.13)	$(0.64)	$0.62

YANGLIN SOYBEAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009 (AS RESTATED)
(UNAUDITED) (Stated in US Dollars)

2.	GENERAL (Continued)

	For the Nine Months Ended September 30, 2009
Consolidated Statement of Cash Flows	As previously reported	As restated
Net (loss)/income	$(12,895,314)	$19,806,281
Change in fair value of warrants	-	(32,724,533)
share-based compensation expense	-	22,938

	As of and For the Nine Months Ended September 30, 2009
Consolidated Statement of Changes in Stockholders’ Equity	As previously reported	As restated
Net (loss) income	$(12,895,314)	$19,806,281
share-based compensation expense	-	22,938
Additional paid-in capital	38,389,635	27,888,632
Retained earnings (accumulated deficit)	8,769,210	$(35,056,353)

(b)	Accounting hierarchy

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
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009 (AS RESTATED)
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
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009 (AS RESTATED)
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
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009 (AS RESTATED)
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
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009 (AS RESTATED)
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
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009 (AS RESTATED)
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

The exchange rates used to translate amounts in RMB into USD for the purposes of preparing the consolidated financial statements were as follows:

	September 30, 2010	December 31, 2009	September 30, 2009
The closing rate at RMB : USD exchange rate	6.6981	6.8372	6.8376
Average nine-months ended RMB : USD exchange rate	6.8164	-	6.8425
Average three-months ended RMB : USD exchange rate	6.7803	-	6.8411

The RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions.  There is no assurance that the RMB amounts could have been, or could be, converted into USD at the rates used in translation.

YANGLIN SOYBEAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009 (AS RESTATED)
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

Cost of sales consists primarily of direct material costs, direct labor cost, and applicable overhead costs attributable to the production of products.  Permanent write-down of inventory to the lower of cost or market value is also reflected in the cost of revenues. For the nine and three months ended September 30, 2010 and 2009, there were no write-downs of inventories.

(o)	Advertising

The Group expenses all advertising expenses as incurred.  Advertising expenses included in selling expenses were $211 and $146 for the nine months ended September 30, 2010 and 2009 respectively. Advertising expenses for the three months ended September 30, 2010 and 2009 were $0 and $146, respectively.

(p)	Shipping and handling

All shipping and handling costs are expensed as incurred and included in selling expense.  Total shipping and handling expenses were $59,375 and $62,195 for the nine months ended September 30, 2010 and 2009 respectively. The Shipping and handling costs for the three months ended September 30, 2010 and 2009 were $18,311 and $19,465 respectively.

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
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009 (AS RESTATED)
(UNAUDITED) (Stated in US Dollars)

2.	GENERAL (Continued)

(r)	Pension and Employee Benefits

Full time employees in PRC entities participate in a government mandated multi-employer defined contribution plan pursuant to which certain pension benefits, medical care, unemployment insurance, employee housing fund and other welfare benefits are provided to employees. The PRC labor regulations require the Group to accrue for these benefits based on certain percentages of the employees' salaries. Management believes full time employees who have passed the probation period are entitled to such benefits.  The total provisions for employee pension were $115,218 and $99,194 for the nine months ended September 30, 2010 and 2009 respectively. The total provisions for employee pension for the three months ended September 30, 2010, and 2009 were $45,163 and $33,072, respectively.

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
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009 (AS RESTATED)
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

(ii)
Allocations to the “Statutory surplus reserve” of at least 10% of net income after taxation, as determined under PRC accounting rules and regulations, until the fund amounts to 50% of the Company's registered capital, which is restricted for set off against losses, expansion of production and operation or increase in registered capital; and

(iii)	Allocations to the discretionary surplus reserve, if any.

The Company established a statutory surplus reserve as well as a statutory public welfare fund and commenced to appropriate 10% and 5%, respectively, of the PRC net income after taxation to these reserves. The amounts included in the statutory reserves consisted of surplus reserve of $3,752,424 and common welfare fund of $1,876,212 as of September 30, 2010 and December 31, 2009, respectively.

YANGLIN SOYBEAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009 (AS RESTATED)
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

YANGLIN SOYBEAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009 (AS RESTATED)
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
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009 (AS RESTATED)
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

The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties. As of September 30, 2010, the carrying amounts of financial assets and liabilities, such as cash and cash equivalents, accounts receivable, other receivables, short-term bank loans, accounts payable, and other payables, approximate their fair values because of the short maturity of these instruments and market rates of interest available to the Group.

YANGLIN SOYBEAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009 (AS RESTATED)
(UNAUDITED) (Stated in US Dollars)

4.	CREDIT RISK AND CUSTOMERS AND SUPPLIERS CONCENTRATIONS

Financial instruments which potentially expose the Group to concentrations of credit risk, is cash and accounts receivable as of September 30, 2010 and December 31, 2009. The Group performs ongoing evaluations of its cash position and credit evaluations of customers to ensure sound collections and minimize credit losses exposure.

CASH- U.S. ACCOUNTS– (RESTRICTED)

As of September 30, 2010 and December 31, 2009, respectively, the Group’s restricted cash of $247,961 and $278,018 was kept in bank accounts in the U.S. Cash accounts at financial institutions in the U.S. may exceed the federal depository insurance coverage limits. In October 2008, the FDIC increased its insurance from $100,000 per depositor to $250,000 and to an unlimited amount for non-interest bearing accounts. The coverage increase, which is temporary, extends through December 31, 2013 and September 30, 2010, respectively. All of the cash held in the U.S. is fully insured. Lastly, there is no unrestricted cash in U.S. accounts.

CASH- PRC ACCOUNTS– (RESTRICTED AND UN-RESTRICTED)

As of September 30, 2010 and December 31, 2009, respectively, the Group’s cash was with banks in the PRC where there is currently no rule or regulation mandated on obligatory insurance of bank accounts.

SALES AND VENDOR CONCENTRATIONS

For the three and nine months ended September 30, 2010 and 2009 respectively, all of the Group’s sales were generated within the PRC. In addition, all accounts receivable as of September 30, 2010 and December 31, 2009 are from entities within the PRC.

For the three months ended September 30, 2010 and 2009 respectively, no customer accounted for 10% or more of the Group’s revenue.

For the three months ended September 30, 2010 and 2009 respectively, no vendor accounted for 10% or more of the Group’s purchases.

YANGLIN SOYBEAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009 (AS RESTATED)
(UNAUDITED) (Stated in US Dollars)

5.	CASH-RESTRICTED

Cash-restricted consists of the following at:

	September 30, 2010	December 31, 2009
	(unaudited)
Bank deposits held as collateral for bank loan – PRC	$-	$1,462,587
Bank deposits held in trust account – U.S.	247,961	278,018
Balance at the end of period	$247,961	$1,740,605

Cash-restricted maintained in a trust account in the United States is held for the purpose of payment for investor and public relations costs.

6.	INVENTORIES

Inventories consist of the following:

	September 30, 2010	December 31, 2009
	(unaudited)
Finished goods	$697,117	$2,560,585
Raw materials	605,934	5,795,760
Balance at the end of period	$1,303,051	$8,356,345

YANGLIN SOYBEAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009 (AS RESTATED)
(UNAUDITED) (Stated in US Dollars)

7.	OTHER RECEIVABLES AND PREPAID EXPENSES

Details of other receivables and prepaid expenses consist of the following:

	September 30, 2010	December 31, 2009
	(unaudited)
Advances for materials	$3,738	$3,101
Prepayment for customers’ transportation costs	4,518	56,229
Advances for travel	22,809	28,152
Prepaid service fee	29,859	14,626
Other	4,099	6,092
Balance at the end of period	$65,023	$108,200

8.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	September 30, 2010	December 31, 2009
	(unaudited)
Building	$9,359,495	$9,169,080
Machinery and equipment	26,244,831	25,710,890
Office equipment	130,854	128,192
Motor vehicles	1,228,388	1,168,308
	36,963,568	36,176,470
Less: accumulated depreciation	(11,245,972)	(8,879,105)
Balance at the end of period	$25,717,596	$27,297,365

As of September 30, 2010, building with net book value of $1,504,654 and machinery and equipment with net book value of $9,104,679 were pledged as collateral under certain loan arrangements. These loans were primarily obtained for general working capital.

YANGLIN SOYBEAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009 (AS RESTATED)
(UNAUDITED) (Stated in US Dollars)

8.	PROPERTY, PLANT AND EQUIPMENT (Continued)

Temporarily Idle Assets

Included in the above balances of property, plant and equipment are assets deemed as temporarily idle by the management comprised of the following:

	September 30, 2010	December 31, 2009
	(unaudited)
Buildings	$901,105	$882,772
Machinery and equipment	3,911,557	3,831,978
	4,812,662	4,714,750
Less: accumulated depreciation	(606,038)	(393,173)
Net book value	$4,206,624	$4,321,577

 These assets belong to the powdered oil production line. They are temporarily idle because of technical issues in the formula. We are adjusting the formula and techniques used for powdered oil and expect to start formal production within a few months. If the production can’t be started as expected, we will consider disposal of these assets.
Depreciation expense is included in the consolidated statement of operations and comprehensive income as follows (unaudited):

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
		(as restated)		(as restated)
Cost of sales and inventory	$531,730	$790,223	$1,234,026	$1,908,398
General and administrative expenses	184,343	82,700	910,570	555,573
Total depreciation expenses	$716,073	$872,923	$2,144,596	$2,463,971

YANGLIN SOYBEAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009 (AS RESTATED)
(UNAUDITED) (Stated in US Dollars)

9.	ASSETS HELD FOR SALE

Yanglin has classified certain manufacturing facilities as held for sale. Assets held for sale consists of the following:

	September 30, 2010	December 31, 2009
	(unaudited)
Building	$-	$1,339
Machinery and equipment	-	569,070
Balance	$-	$570,409

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

During the quarter ended September 30, 2010, the Group reviewed the idle production facility, which had been identified as being impaired and reclassified to assets held for sale in the third quarter of 2009. The review found that these assets had been further impaired, by measuring the fair value using the fair value hierarchy using primary level 2 inputs in a market approach utilizing quoted market price for similar building and equipment adjusted for the condition and location of the assets.

There were $220,403 and $570,409 additional impairment charges recorded during the three and nine months ended September 30, 2010, respectively. There were $584,699 and $584,699 additional impairment charges recorded during the three and nine months ended September 30, 2009. As a result, these assets have been fully impaired and their net book value has been fully written off.

YANGLIN SOYBEAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009 (AS RESTATED)
(UNAUDITED) (Stated in US Dollars)

10.	INTANGIBLE ASSETS

Intangible assets consist of the following:

Amortized intangible assets	January 1, 2010	Accumulated amortization	Foreign currency translation difference	September 30, 2010 (unaudited)
Land use rights	$4,004,529	(567,247)	83,163	$3,520,445
Railway use rights	1,199,321	(401,882)	24,906	822,345
Total amortized intangible assets	$5,203,850	(969,129)	108,069	$4,342,790

As of September 30, 2010, land use rights with net book value of $1,269,258 were pledged as collateral for certain loans.

There were no additions or disposals during the nine months ended September 30, 2010.

Amortization expenses are included in the consolidated statement of operations and comprehensive income as follows (unaudited):

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
		(as restated)		(as restated)
Selling expenses	$32,934	$31,970	$98,279	$97,232
General and administrative expenses	21,341	21,823	63,684	64,113
Total amortization expense	$54,275	$53,793	$161,963	$161,345

YANGLIN SOYBEAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009 (AS RESTATED)
(UNAUDITED) (Stated in US Dollars)

10.	INTANGIBLE ASSETS (Continued)

The estimated aggregate amortization expenses for intangible assets for the five succeeding years are as follows:

September 30,
2011	$219,765
2012	219,765
2013	219,765
2014	219,765
2015	219,765
thereafter	3,243,965
$4,342,790

YANGLIN SOYBEAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009 (AS RESTATED)
(UNAUDITED) (Stated in US Dollars)

11.	SHORT-TERM BANK LOANS

(A)	Short-term bank loans consist of the following:

	September 30, 2010	December 31, 2009	Collateral
	(unaudited)
Loans from Agricultural Development Bank of China, interest rates at 5.31% per annum, due August 30, 2010	$-	$7,312,935

Loans from Agricultural Development Bank of China, interest rates at 5.31% per annum, due November 5, 2010	-	5,850,348	Building, machinery and equipment and land use rights

Loans from Agricultural Development Bank of China, interest rates at 5.31% per annum, due July 30, 2010 (Such amount had been fully repaid by July 30, 2010)	-	7,312,935	Restricted cash

Loans from Agricultural Development Bank of China, interest rates at 5.31% per annum, due August 26, 2011	7,464,803	–

Balance at the end of period	$7,464,803	$20,476,218

These loans were obtained and used by Yanglin for working capital. Interest expense for the nine months ended September 30, 2010 and 2009 were $563,507 and $228,165, respectively. Interest expense for the three months ended September 30, 2010 and 2009 were $291,634 and $143,506, respectively.

(B)	Credit lines

The Group has a credit line facility with the availability to borrow up to $73.6 million (equivalent to RMB 492.9 million) with Agricultural Development Bank of China (the “Bank”).

YANGLIN SOYBEAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009 (AS RESTATED)
(UNAUDITED) (Stated in US Dollars)

12.	OTHER PAYABLES

Other payables consist of the following:

	September 30, 2010	December 31, 2009
	(unaudited)
Due for construction	$-	$824,424
Others	34	-
Balance at the end of period	$34	$824,424

13.	LONG-TERM BANK LOAN

Long-term bank loans consist of the following:

	September 30, 2010	December 31, 2009	Collateral
	(unaudited)
Loans from Agricultural Development Bank of China, interest rates at 5.76% per annum, due August 26, 2014	$5,225,363	$-	Building, machinery and equipment and land use rights

Balance at the end of period	$5,225,363	$-

These loans were obtained and used by Yanglin for upgrading its products and expanding storage facilities. Interest expense for the nine months ended September 30, 2010 and 2009 was $24,778 and $0, respectively. Interest expense for the three months ended September 30, 2010 and 2009 was $24,778 and $0, respectively.

YANGLIN SOYBEAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009 (AS RESTATED)
(UNAUDITED) (Stated in US Dollars)

13.	LONG-TERM BANK LOAN(Continued)

The future principal payments under the bank loans are as follows:

For the twelve months ended September 30,
2011	$-
2012	1,194,368
2013	1,343,665
2014	1,343,665
2015	1,343,665
Total	$5,225,363

14.	RELATED PARTIES TRANSACTIONS

(A)	Loans from related parties consist of the following:

	September 30, 2010	December 31, 2009
	(unaudited)
Loans from certain employees, interest rates at 7.722% and 9.405% per annum respectively, with various installments, due October 28, 2016	$321,703	$367,867

Current portion due within one year	(56,073)	(53,676)
	$265,630	$314,191

These loans were obtained and used by Yanglin for working capital. Interest expense for the nine months ended September 30, 2010 and 2009 was $19,391 and $25,235, respectively, and interest paid for the three months ended September 30, 2010 and 2009 was $6,228 and $7,883, respectively.

YANGLIN SOYBEAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009 (AS RESTATED)
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

The future principal payments under the bank loans are as follows:

For the twelve months ended September 30,
2011	$56,073
2012	45,634
2013	47,829
2014	51,600
2015	55,670
Thereafter	64,897
Total	$321,703

(B)	Heilongjiang Yanglin Group Seed Co. Ltd.

Heilongjiang Yanglin Group Seed Co. Ltd. “Yanglin Seed Co.”, which is wholly owned and managed by Mr. Shulin Liu, the Company’s chief executive officer, is an affiliate of the Company. Yanglin Seeds Co. supplies the farmers with “Yanglin” brand soybean seeds which provide higher oil yield. Pursuant to annual intentional supply agreements with the Company, the farmers sell the harvested soybeans to Yanglin. Yanglin Seeds Co. extends favorable commercial terms to these farmers, such as competitive price, for them to purchase “Yanglin” soybean seeds. Meanwhile, Yanglin offers cash-upon-delivery payment terms to the farmers for purchases of the harvested soybeans grown from “Yanglin” soybean seeds. These arrangements ensure that we maintain good relations with our suppliers, and enjoy a stable supply of soybeans that meet our high quality standards. There was no related party transaction or commitment between Yanglin Seed Co. and the Group as of September 30, 2010 and for the nine months ended September 30, 2010 and 2009, respectively.

YANGLIN SOYBEAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009 (AS RESTATED)
(UNAUDITED) (Stated in US Dollars)

14.	RELATED PARTIES TRANSACTIONS (Continued)

(C)	Stock exchange listing shares contributed by majority shareholder

In connection with the sale of the Series A Convertible Preferred Stock during October 2007, the Company committed to apply to list and have its shares of common stock traded on the Nasdaq Capital Market, the Nasdaq Global Select Market or the Nasdaq Global Market or any successor market thereto (collectively, “Nasdaq”), or the New York Stock Exchange or any successor market thereto (together with Nasdaq, each a “National Stock Exchange”), no later than December 31, 2008. As a result of failing to achieve such listing, the Company’s majority shareholder, Winner State Investments Limited, committed to transfer 1,000,000 shares of common stock in the Company to the purchasers of shares of Series A Convertible Preferred Stock. The Company has accounted for this as a contribution of capital by its majority stockholder and recorded a charge to operations in the amount of $4,480,000 for the year ended December 31, 2008 based on the closing market price of $4.48 per share on December 31, 2008. This charge was the same as the restatement of beginning retained earnings as of January 1, 2009. These shares have not been transferred as of September 30, 2010, as the Company is now negotiating with the Series A Preferred Investors as to whether the transfer of these shares will be made or waived.

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
	Number of warrants
Series of warrant	9/30/2010	12/31/2009	9/30/2009	Exercise price	Contractual term	Expiration Date
Series A	10,000,000	10,000,000	10,000,000	$2.75	5 years	October 2, 2012
Series B	5,000,000	5,000,000	5,000,000	$3.50	5 years	October 2, 2012
Series E	1,000,000	1,000,000	1,000,000	$2.58	5 years	October 2, 2012
Series F	500,000	500,000	500,000	$3.01	5 years	October 2, 2012
Total	16,500,000	16,500,000	16,500,000

YANGLIN SOYBEAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009 (AS RESTATED)
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

The Company recognized a beneficial conversion feature discount on Series A Convertible Preferred Stock at its intrinsic value, which was the fair value of the common stock at the commitment date for Series A Convertible Preferred Stock investment, less the effective conversion price but limited to the $21.5 million of proceeds received from the sale. The Company recognized the $8.0 million beneficial conversion feature as an increase in paid in capital in the accompanying consolidated balance sheet on the date of issuance of the Series A Convertible Preferred Stocks since these shares were convertible at the issuance date.

YANGLIN SOYBEAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009 (AS RESTATED)
(UNAUDITED) (Stated in US Dollars)

16.	CONVERTIBLE PREFERRED STOCK AND WARRANTS

Each share of Series A Convertible Preferred Stock is convertible into one share of Common Stock, subject to standard adjustment provisions as set forth in the Certificate of Designations for our Series A Convertible Preferred Stock.

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

YANGLIN SOYBEAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009 (AS RESTATED)
(UNAUDITED) (Stated in US Dollars)

16.	CONVERTIBLE PREFERRED STOCK AND WARRANTS (Continued)

In connection with the sale of the Series A Convertible Preferred Stock and Series E and F warrants, the Company agreed that if the Company does not file, or if the registration statements aren’t declared effective throughout the required period, or if the Company ceases to trade on certain exchanges as defined, the Company shall pay damages equal to 1.5% of the amount invested for each calendar month capped at a cumulative damage payment amount of 15%. In connection with the sale of the Series A Convertible Preferred Stock during October 2007, the Company committed to apply to list and have its shares of common stock traded on the Nasdaq Capital Market, the Nasdaq Global Select Market or the Nasdaq Global Market or any successor market thereto (collectively, “Nasdaq”), or the New York Stock Exchange or any successor market thereto (together with Nasdaq, each a “National Stock Exchange”), no later than December 31, 2008. As a result of failing to achieve such listing, the Company’s majority shareholder, Winner State Investments Limited, committed to transfer 1,000,000 shares of common stock in the Company to the purchasers of shares of Series A Convertible Preferred Stock of the Company. The Company has accounted for this as a contribution of capital by its majority stockholder and recorded a charge to operations in the amount of $4,480,000 for the year ended December 31, 2008. Such shares were valued based on the closing market price of $4.48 per share on December 31, 2008.

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

Although the registration statement was not declared effective as of December 31, 2008 (the Effectiveness Date), pursuant to a Waiver and Release dated December 31, 2008, the Holders have waived their right to the liquidated damages for the Company’s failure to have the registration statement declared effective on or prior to the Effectiveness Date under Registration Rights Agreement.

YANGLIN SOYBEAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009 (AS RESTATED)
(UNAUDITED) (Stated in US Dollars)

16.	CONVERTIBLE PREFERRED STOCK AND WARRANTS (Continued)

In exchange for the waiver and release of the liquidated damages, the Company entered into an Agreement dated December 31, 2008 (the Agreement). Under the Agreement, the Company agreed to hire and engage, by February 28, 2009, three (3) independent directors as defined by NASDAQ Rule 4200(a)(15) and who are acceptable to the Holders. Further, the Company shall comply with all of the provisions of NASDAQ Rule 4350 by February 28, 2009. If these requirements are not met, the Company shall pay to each Holder five percent (5%) of its initial investment under the Securities Purchase Agreement by and among the Company and the Holders dated October 3, 2007. On February 27, 2009, the Company signed an addendum to the Agreement with the Holders, which extended the deadline for hiring and engaging three (3) independent directors to March 13, 2009. On March 9, 2009, the Company adopted a form of new Bylaws, appointed three (3) independent directors, established three (3) standing committees under the Board of Directors (audit committee, compensation committee and governance and nominating committee), and approved the articles of the three (3) above mentioned standing committees and the Code of Conduct and Ethics, and thus has been compliant with the provisions of NASDAQ Rule 4350. In addition, the Company agreed to effect and announce, no later than June 30, 2009, a change to the Company’s current independent audit firm and engage a new independent audit firm listed as a Top 10 audit firm according to Public Accounting Report’s 2008 Annual Audit Rankings to audit the 2009 financial statements and review the interim financial statements.  The Company engaged UHY LLP, Inc. as its independent audit firm starting with the quarter ended June 30, 2009. On October 5, 2010, the Company dismissed its UHY from its engagement with the Company, which dismissal was effective immediately.  On October 5, 2010, the Company appointed Albert Wong & Co. as its new independent registered public accounting firm.

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

YANGLIN SOYBEAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009 (AS RESTATED)
(UNAUDITED) (Stated in US Dollars)

16.	CONVERTIBLE PREFERRED STOCK AND WARRANTS (Continued)

Effective January 1, 2009, the Company reclassified the fair value of these warrants from equity to liability, as if these warrants were treated as a derivative liability since their issuance in October 2007. On January 1, 2009, the Company recorded as a cumulative effect adjustment by decreasing additional paid-in capital by the amount of $15,003,941 and decreasing the beginning balance of retained earnings by the amount of $72,047,158, and recording $87,051,099 as a warrant liability to recognize the fair value of such warrants on January 1, 2009. The fair value of the warrants was $54,326,566, $3,790,921 and $27,573,698 on September 30, 2009 and 2010 and December 31, 2009, respectively. The Company recognized $23,782,777 and $32,724,533 as income from the change in fair value of warrants for the nine months ended September 30, 2010, and 2009, respectively. The Company recognized $11,962,404 and $3,167,950 as income from the change in fair value of warrants for the three months ended September 30, 2010, and 2009, respectively.

The fair value was calculated using the Black-Scholes option pricing model. The assumptions that were used to calculate fair value of the warrants were as follows:

Investor Warrants:	September 30, 2010	September 30, 2009	December 31, 2009
Expected volatility	95.9%	108.1%	105%

Risk free rate	0.64%	1.45%	1.7%

Expected terms	2.01	3.01	2.76

Expected dividend yield	-	-	-

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

YANGLIN SOYBEAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009 (AS RESTATED)
(UNAUDITED) (Stated in US Dollars)

16.	CONVERTIBLE PREFERRED STOCK AND WARRANTS (Continued)

SERIES B

Series B Convertible Preferred Stock has par value of $0.001 per share and each share of the Series B Convertible Preferred Shares is convertible into one share of the Common Stock, subject to standard adjustment provisions in the Certificate of Designations for Series B Convertible Preferred Shares.

After the expiration of the Series J Warrants on April 3, 2009, all of the unissued Series B convertible Preferred Shares were cancelled and reverted to the status of authorized but unissued preferred stock, undesignated as to series and subject to reissuance as shares of preferred stock of any one or more series as permitted by the Articles of Incorporation. There were no issued and outstanding shares of Series B Convertible Preferred Shares as of September 30, 2010 and December 31, 2009.

The following table summarizes warrant activity for the nine months ended September 30, 2010 and the year ended December 31, 2009:

	Warrants	Weighted- average exercise price	Aggregate Intrinsic Value
Outstanding at December 31, 2009	16,500,000	2.97	2,370,000
Issued	-	-
Exercised	-	-
Expired	-	-
Outstanding at September 30, 2010	16,500,000	$2.97	$2,370,000

The terms of outstanding warrants as of September 30, 2010 are as follows:

	Warrants outstanding			Warrants exercisable
Range of exercise prices	Number outstanding	Weighted average remaining contractual life (years)	Weighted average exercise price	Number exercisable	Weighted average exercise price
$2.58-$3.50	16,500,000	2.01	$2.97	16,500,000	$2.97

YANGLIN SOYBEAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009 (AS RESTATED)
(UNAUDITED) (Stated in US Dollars)

17.	STOCK OPTIONS

At the time the Company appointed an independent director, the Company agreed to grant the director, as part of his compensation, 20,000 stock options annually. The stock options will be granted at the end of each quarter with the exercise price being the stock price at the last trading day of the quarter. During the three months ended September 30, 2010, the Company granted 5,000 options to the independent director in connection with his service in the third quarter of 2010. The options have an exercise price of $1.01 per share and are fully vested on the date of grant.

The Company valued the stock options by the Black Scholes model with the following assumptions:

Number of Options Issued	Expected Term	Expected Volatility	Dividend Yield	Risk Free Interest Rate	Grant Date Fair Value
5,000	5	99.65%	0%	1.27%	$3,761

The following is a summary of the option activity:

	Options	Weighted-average exercise price	Aggregate Intrinsic Value
Outstanding at December 31, 2009	15,000	3.02	-
Issued	15,000	2.00	-
Exercised	-	-	-
Expired	-	-	-
Outstanding at September 30, 2010	30,000	$2.51	$-

YANGLIN SOYBEAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009 (AS RESTATED)
(UNAUDITED) (Stated in US Dollars)

17.	STOCK OPTIONS (Continued)

Following is a summary of the status of options outstanding at September 30, 2010:

	Options outstanding			Options exercisable
Range of exercise prices	Number outstanding	Weighted average remaining contractual life (years)	Weighted average exercise price	Number exercisable	Weighted average exercise price
$1.01-$3.10	30,000	4.25	$2.51	30,000	$2.51

For the nine months ended September 30, 2010 and 2009, the Company recognized $22,489 and $22,938 as compensation expense for the stock options granted to the independent director, respectively. For the three months ended September 30, 2010 and 2009, the Company recognized $3,761 and $11,646 as compensation expense for the stock options granted to the independent director, respectively.

YANGLIN SOYBEAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009 (AS RESTATED)
(UNAUDITED) (Stated in US Dollars)

18.	EARNINGS PER SHARE

The calculation of the basic and diluted earnings per share attributable to the common stockholders is based on the following data for the three and nine months ended September 30 (unaudited):

	Three months ended September 30		Nine months ended September 30
	2010	2009	2010	2009
		(as restated)		(as restated)
Numerator
Earnings:

Earnings (loss) for the purpose of basic earnings per share	$9,485,584	$(2,545,682)	$16,031,156	$19,806,281
Effect of dilutive potential common stock	-			-
Earnings (loss) for the purpose of dilutive earnings per share	$9,485,584	$(2,545,682)	$16,031,156	$19,806,281

Denominator
Number of shares:

Weighted average number of common stock for the purpose of basic earnings per share	20,465,119	20,270,478	20,465,119	20,091,152
Effect of dilutive potential common stock - conversion of convertible preferred stock	9,534,883		9,534,883	9,651,162
Effect of dilutive potential common stock - conversion of warrants and stock options	-		-	2,291,754
Weighted average number of common stock for the purpose of dilutive earnings per share	30,000,002	20,270,478	30,000,002	32,034,068

Because the Company reported a net loss for the three months ended September 30, 2009, common stock equivalents were anti-dilutive; therefore, the amounts reported for basic and diluted loss per share were the same.

YANGLIN SOYBEAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009 (AS RESTATED)
(UNAUDITED) (Stated in US Dollars)

19.	INCOME TAXES

As of September 30, 2010, the Group had net operating tax losses carried forward of $21,664,444, which includes $574,577 and $21,089,867 in the US and PRC, respectively. Those losses carried forward in the US and PRC will expire between years 2013 and 2029. The Group has established a full valuation allowance against its net deferred tax assets due to the Group’s history of pre-tax losses and the resulting likelihood that the deferred tax assets are not realizable.

The Group has not recorded any income tax provision for the three and nine months ended September 30, 2010, since the Group has estimated that its estimated annual effective income tax rate will be zero.

The Group is not aware of any unrecorded tax liabilities which would impact the Group’s financial position or its results of operations as of September 30, 2010 and December 31, 2009.

YANGLIN SOYBEAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009 (AS RESTATED)
(UNAUDITED) (Stated in US Dollars)

20.	VARIABLE INTEREST ENTITY

The Company, as a primary beneficiary of Yanglin, consolidates Yanglin, as a Variable Interest Entity (“VIE”), of which we are the primary beneficiary. The liabilities recognized as a result of consolidating a VIE do not represent additional claims on our general assets; rather, they represent claims against the specific assets of the consolidated VIE. Conversely, assets recognized as a result of consolidating a VIE do not represent additional assets that could be used to satisfy claims against our general assets. Reflected in the September 30, 2010 and December 31, 2009 balance sheets are consolidated VIE assets of $66.15 and $81.9 million, respectively, which are comprised mainly of cash, inventory and property and equipment. VIE liabilities mainly consist of short term bank loans and payables for working capital.

21.	PARENT-ONLY FINANCIAL STATEMENTS

As mentioned in note 1 to the consolidated financial statements, as a result of entering into the contractual agreements, WFOE is deemed to control Yanglin as a VIE. These agreements may have restrictions on the ability of Yanglin to transfer funds to the Company through inter-company loans, advances and cash dividends which consist of additional paid in capital, statutory reserves and retained earnings of $44,187,226 and $51,548,050 respectively as at September 30, 2010 and December 31, 2009.
The following tables present unconsolidated financial information of the Company only:

Balance Sheets as of September 30, 2010 and December 31, 2009

	2010	2009
	(unaudited)
Cash – restricted	$247,961	$278,018
Other prepayment		1,216
Investments in subsidiaries	51,941,347	58,363,646
Total assets	$52,189,308	$58,642,880

Other current liabilities	$168,282	$132,777
Warrant liabilities	3,790,921	27,573,698
Total liabilities	3,959,203	27,706,475

Total shareholders’ equity	48,230,105	30,936,405
Total liabilities and shareholders’ equity	$52,189,308	$58,642,880

YANGLIN SOYBEAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009 (AS RESTATED)
(UNAUDITED) (Stated in US Dollars)

21.	PARENT-ONLY FINANCIAL STATEMENTS (Continued)

Statements of Operations and Other Comprehensive Income for the nine months ended September 30, 2010 and 2009 (unaudited)

	2010	2009
		(as restated)
Investment loss - equity method	$(6,282,298)	$(12,478,817)
General and administrative expenses	(229,268)	(272,308)
Loss from operations before income taxes	(6,511,566)	(12,751,125)
Change in fair value of warrants	23,782,777	32,724,533
Income before income taxes	17,271,211	19,973,408
Income taxes	-	-
Net income	$17,271,211	$19,973,408

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

We sell our products under the “Yanglin” brand name to various regions of the PRC through our many distribution channels. In the three months ended September 30, 2010, we generated total revenue of approximately $37.4 million with a net loss of $2.5 million, exclusive of a non-cash income of approximately $12.0 million resulting from the change in fair value of warrants, which was not related to our operations.

Our goal is to become the market leader in the PRC’s non-GM soybean industry, and we believe that we can accomplish this objective in the near future. We are considering future expansion and acquisition opportunities, with the goal of significantly increasing our processing capacity and market share, but will only make a definite decision after the market and industrial environments improve materially.

We are also working to improve and strengthen our management and internal control over financial reporting. Our management has been conducting self assessment of the effectiveness of our internal control systems since 2008, and is continuously rectifying the weaknesses and deficiencies found in the process. We also hired outside financial consultants in 2009 to enhance our financial reporting capability.

Current Business Environment and Future Outlook

We believe that the PRC government still supports the development of the domestic non-GM soybean industry. At the end of November 2009, the government announced that it would grant domestic soybean processors a subsidy of approximately $23 per ton for soybeans purchased from farmers before April 30, 2010 at a government guided price. The subsidy may help to reduce the effective cost of sales of soybean processors. We have filed our application for the subsidy and it is currently being reviewed by several government agencies. Currently no decision has been made on our application. As of September 30, 2010, we have not accrued any such subsidy income since the approval and amount remain uncertain.

It should be noted that, though the price of soybean is usually determined by market mechanisms, government policy may have a significant impact. Government influence over pricing is also a factor that materially influences our business environment. For example, the PRC government conducted a national strategic purchase from late 2008 to June 2009 and effectively raised the purchase price of soybeans in the market by offering a price that was about 10% higher than normal market prices to farmers. As mentioned above, the government only granted domestic soybean processors a subsidy for the soybeans they purchased if the purchase price was at or above a government guided price; this measure influenced the market price of soybeans.

There are several factors that may have adverse impact on our future, including:

●	The harvest of genetically modified soybeans in US and South America may cause an increase in the volume of soybeans imported to the PRC at lower prices.

●	Possible further appreciation of Renminbi (RMB) against USD in the future may also reduce the import price of genetically modified soybeans.

●	The uncertainties in the subsidy and supporting policies of the PRC government regarding the domestic soybean industry.

We will continue to lobby the PRC government to grant us subsidies and issue new supporting policies. Meanwhile, we will continue to take strict cost saving measures and maintain our production at a suitable level. By actively observing the trends in our industry and in the general economy, we are positioned to exploit any opportunity for our products. Over the long-term, we believe that we are well positioned to benefit from the growth opportunities in the PRC and throughout the world.

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

Processing capacity of soybean. Our current annual processing capacity of soybean is 520,000 metric tons. We processed approximately 357,400 metric tons in 2009, 66,022 metric tons in the first quarter of 2010, 107,275 metric tons in the second quarter of 2010 and 80,777 metric tons in the third quarter of 2010, respectively. Based on these figures, it can be estimated that the current production capacity is sufficient for current demand. Since October 2009, Factory No. 2 has stopped the production of low temperature soybean meal due to the low protein content of the soybeans purchasedwhich was caused by unfavorable weather in 2009. Factory No. 2 represents 120,000  of the Company’s 520,000 tons in total annual processing capacity. The production volume of low temperature soybean meal occupied about a 4% share of the total annual production volume in 2009.  In the second quarter of 2010 we reinitiated the production of low temperature soybean meal, therefore we do not expect a significant impact on our total processing and production capacity.

Pricing of the products. In general, our products are priced consistently with market prices, with consideration for cost of sales. However, prices are affected by several factors, including but not limited to: the pricing trends for domestic soybeans, the cost and volume of imported soybeans, temporary sudden changes in supply-demand relationship, general economic factors and income level of consumers.

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

Government policy or direct purchase. Usually the price of soybean is determined by market mechanisms; however, government policy may have a significant impact. For example, the PRC government conducted a national strategic purchase from late 2008 to June 2009 and effectively raised the purchase price of soybeans in the market by offering a price that was about 10% higher than normal market prices to farmers. At the end of November 2009, the government decided to grant domestic soybean processors a subsidy of approximately $23 per ton if they purchase soybeans from farmers at a government guided price before a certain date. If the subsidy is received, it may help to reduce the effective cost of soybean processors. We have filed our application for the subsidy, and it is currently being reviewed by several government agencies. As of September 30, 2010, we have not accrued any such subsidy income since the actual approval and amount remains uncertain.

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

If exceptional circumstances exist, gross margin may be negatively affected. As mentioned above, a basic requirement for the domestic soybean processors to be entitled to the government subsidy announced in the end of 2009 is the purchase of soybeans from farmers at a government guided, higher than normal market price; the policy in effect made soybean prices increase from the end of 2009. Supported by the trend of increasing soybean futures prices on global commodity markets, the increased expectation of Chinese farmers on soybean prices helped maintain high price levels. However, prices of soybean products didn’t increase in line with that of soybeans. As a result, we suffered a gross loss in the third quarter of 2010.

Over the past few years, though especially in 2009, the profitability of our products has been greatly influenced by a combination of the following factors: the large and cheaper imports of genetically-modified (GM) soybeans which offered a low cost alternative to soybean processors and suppressed the prices of soybean products in China’s market.  At the same time the cost of our major raw material, domestic soybeans, was usually higher than that of imported ones. Unfavorable weather conditions, especially excessive rain, caused the production volume of soybean to decrease and its price to increase; the Chinese government conducted a national purchase of soybean and issued other policies to support the price of domestic soybeans at a relatively high level. In the near future, we expect our profitability to be significantly influenced by, in addition to the above-mentioned factors, the following, including but not limited to: the expected increase in soybean output of the United States and South America which may result in additional soybean imports to the PRC; the possible appreciation of the RMB against the USD, which may cause imported soybean to be cheaper; and uncertainties in the policies of the Chinese government.

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

Results of Operations

The Three Months Ended September 30, 2010 Compared with the Three Months Ended September 30, 2009

	The three months	The three months
Consolidated Statement of Operations and	Ended September 30, 2010	Ended September 30, 2009
Comprehensive (Loss) Income	($)	($)
		(as restated)
Net Sales	$37,420,188	$39,570,374
Cost of sales	(38,977,219)	(43,915,230)
Gross loss	(1,557,031)	(4,344,856)
Selling expenses	(61,496)	(26,764)
General and administrative expenses	(506,551)	(679,885)
Impairment loss of assets held for sale	(220,403)	(584,699)
Loss from operations	(2,345,481)	(5,636,204)
Interest income	18,256	18,676
Interest expense	(149,595)	(95,900)
Other expense	-	(204)
Changes in fair value of warrants	11,962,404	3,167,950
Income from operations before income tax	9,648,584	(2,545,682)
Income tax	-	-
Net income	9,648,584	(2,545,682)
Foreign currency translation adjustment	215,605	66,069
Comprehensive income (loss)	$9,701,189	$(2,479,613)

Net Sales

	For The Three Months Ended September 30,		Period to Period Change
	2010	2009
		(as restated)
Item	Amount ($)	Amount ($)	Amount ($)%
Soybean meal	$19,898,365	$22,283,057	$(2,384,692)	-10.7%
Soybean oil	10,433,779	10,374,699	59,080	0.6%
Salad oil	2,349,406	1,901,192	448,214	23.6%
Squeezed oil	357,674	320,953	36,721	11.4%
Soy protein concentrates	703,084	1,047,108	(344,024)	-32.9%
Low temperature soy meal	3,677,881	3,643,364	34,517	0.9%
Total Net Sales	$37,420,188	$39,570,374	$(2,150,185)	-5.4%

Our net sales for the three months ended September 30, 2010 decreased by $2,150,185 or 5.4% over the three months ended September 30, 2009. The slight decrease in sales revenue was mainly the result of adjustment of operation levels due to reduced supply of raw material caused mainly by farmers’ high price expectation.

In the third quarter of 2010, as in the first two quarters of 2010 and the 4th quarter of 2009, we were using soybeans harvested in October 2009 as raw materials. In the first quarter of 2010, the local farmers were eager to sell the soybeans because the soybean processors must purchase them at a government guided price, which was higher than normal market price, if they wanted to qualify for the subsidy announced by the government in the end of 2009. The guided price expired at the end of April 2010, so the price of soybeans went down in the second quarter, and we purchased soybeans at a volume much higher than that of the same period in 2009. When the third quarter began, there was greatly reduced quantity of soybean available on the market, and the farmers were reluctant to sell these remaining stocks because they expected an increase in future soybean prices, based on the previous price-supporting policies of the Chinese government and the rising trend of soybean prices in the international futures market. As a result, we had to reduce our purchase volume and hence production and sales volume.

In the three months ended September 30, 2010, we purchased 70,549 tons of soybean and produced 54,746 tons of soybean meal, 10,810 tons of soybean oil, 2,320 tons of salad oil, 296 tons of squeezed oil, 784 tons of soy protein concentrates and 7,560 tons of low-temperature soybean meal, as compared to 76,820 tons of soybean purchased, and 60,320 tons of soybean meal, 12,142 tons of soybean oil, 2,320 tons of salad oil, 295 tons of squeezed oil, 979 tons of soy protein concentrates and 8,151 tons of low-temperature soybean meal produced respectively, in the three months ended September 30, 2009. Consequently, in the third quarter of 2010, we sold 55,033 tons of soybean meal, 10,949 tons of soybean oil, 2,384 tons of salad oil, 311 tons of squeezed oil, 605 tons of soy protein concentrates, and 6,446 tons of low-temperature soy meal, representing growth rates of -5.9%, -7.7%, 14.6%, 5.5%, -41.6% and -8.5%, respectively over the third quarter of 2009, when we sold 58,509 tons of soybean meal, 11,860 tons of soybean oil, 2,080 tons of salad oil, 295 tons of squeezed oil, 1,035 tons of soy protein concentrates, and 7,043 tons of low-temperature soy meal. Though the average sales prices of the products, namely soybean meal, soybean oil, salad oil, squeezed oil, soy protein concentrates, and low-temperature soy meal, experienced growth rates of -5.9%, 8.0%, 6.9%, 4.7%, 13.9% and 9.3% in the third quarter of 2010 over those in the third quarter of 2009, such increases couldn’t fully compensate for the decrease in sales volume, resulting in a decline in total sales revenue.

Cost of Sales and Gross (Loss) Profit

	For The Three Months Ended September 30,				Period to Period Change
			2009	%
	2010	% of Sales	(as restated)	of Sales
Cost of Sales:	Amount ($)	Revenue	Amount ($)	Revenue	Amount ($)%
Soybean meal	$(21,206,098)	106.6%	$(24,775,695)	111.2%	$3,569,597	-14.4%
Soybean oil	(10,632,299)	101.9%	(11,438,024)	110.2%	805,725	-7.0%
Salad oil	(2,461,947)	104.8%	(2,097,343)	110.3%	(364,604)	17.4%
Squeezed oil	(376,750)	105.3%	(359,683)	112.1%	(17,067)	4.7%
Soy protein concentrates	(698,101)	99.3%	(1,190,794)	113.7%	492,693	-41.4%
Low-temp soy meal	(3,602,023)	97.9%	(4,053,692)	111.3%	451,669	-11.1%
Total Cost of Sales	$(38,977,219)	104.2%	$(43,915,230)	111.0%	$4,938,012	-11.2%
Gross (Loss) Profit:
Soybean meal	$(1,307,733)	-6.6%	$(2,492,638)	-11.2%	$1,184,905	47.5%
Soybean oil	(198,521)	-1.9%	(1,063,325)	-10.2%	864,804	81.3%
Salad Oil	(112,541)	-4.8%	(196,151)	-10.3%	83,610	42.6%
Squeezed oil	(19,076)	-5.3%	(38,730)	-12.1%	19,654	50.7%
Soy protein concentrates	4,983	0.7%	(143,686)	-13.7%	148,669	103.5%
Low-temp soy meal	75,857	2.1%	(410,328)	-11.3%	486,185	118.5%
Total Gross Profit (Loss)	$(1,557,031)	-4.2%	$(4,344,856)	-11.0%	$2,787,825	64.2%

Our cost of sales for the three months ended September 30, 2010 decreased by $4,938,012 or 11.2% over the three months ended September 30, 2009, as restated, while the ratio of cost as a percentage to net sales value decreased from 111.0% to 104.2% over the period. The decrease in cost of sales was mainly caused by the decrease in purchasing and sales volume as well as the decrease in average purchase price of soybeans. We recorded a gross loss of $1,557,031 in the three months ended September 30, 2010, in comparison to a gross loss of $4,344,856 in the three months ended September 30, 2009. Our gross profit margin improved from negative 11.0% to negative 4.2% over the same period. The main reasons for the gross loss in the second quarter of 2010 were the impact of the large imports of soybeans and the high price levels of soybeans.

As mentioned in the section “net sales” above, when the third quarter began, there was a greatly reduced quantity of soybean supply available on the market, and the farmers were reluctant to sell these remaining stocks because they expected an increase in future soybean prices, based on the previous price-supporting policies of Chinese government and the rising trend of soybean prices in international futures markets. As a result, we had to reduce our purchase volume and hence production and sales volume. In the third quarter of 2010, we purchased 70,549 tons of soybean, a decrease of 8.2% from 76,820 tons of soybean in the same period a year ago. Consequently, the sales volume of most of our products experienced declines over the period (please refer to the section “net sales” above).

Meanwhile, the average purchase price of soybeans in the third quarter of 2010, RMB 3,065 per ton, was much lower than that in the same period of 2009 when it was RMB 3,234. In the third quarter of 2009, the soybeans available on the market were harvested in October 2008, so their price was supported by the Chinese government’s national strategic purchase which began in the end of 2008. While in the third quarter of 2010 the prices of soybeans were still high, the average purchase price wasn’t as high as that in the third quarter of 2009, as the national purchase ended in June 2009. The aforementioned two factors helped to reduce the total cost of sales in the third quarter of 2010, as compared to the same period of 2009.

The PRC has long imported large volumes of genetically-modified (GM) soybeans from the U.S. and South America. The aggregate import volume reached 42.55 million tons in 2009, an increase of 13.7% over that of 2008, while the average monthly volume was 3.55 million tons. It is estimated that China’s import volume in 2010 may reach 47 million tons. The imported soybeans were usually sold at prices lower than that of domestically produced soybeans, representing a low cost alternative for domestic processors, which previously used domestic soybeans as raw materials. Importation of GM soybeans significantly influenced price levels in the PRC’s domestic market for soybean products, and hence their profitability. Such negative influence was aggravated by the high prices of domestic non-GM soybeans. As a result, we suffered a gross loss in the third quarter of 2010, though the negative gross margin was improved as compared to the same period of 2009 because the strong demand for soybean products in 2010 helped to raise the prices of soybean products.

Operating Expenses

	For The Three Months Ended September 30,
			2009		Period to Period
	2010	% of Sales	(as restated)	% of Sales	Change
	Amount ($)	Revenue	Amount ($)	Revenue	Amount ($)%
Selling Expenses	$(61,496)	0.2%	$(26,764)	0.1%	$(34,732)	129.8%
General & Administrative Expenses	(506,551)	1.4%	(679,885)	1.7%	173,334	-25.5%
Impairment loss of long-lived assets	(220,403)	0.6%	(584,699)	1.5%	(364,296)	-62.3%
Total Operating Expenses	$(788,450)	2.1%	$(1,291,348)	3.3%	$502,898	-38.9%

Selling expenses for the three months ended September 30, 2010 increased by 129.8% as compared to the three months ended September 30, 2009, as restated. In the third quarter of 2009, we reclassified the amortization expense of a railway for transporting finished goods into cost of sales. In the third quarter of 2010, we decided not to reclassify this item, as the nature of the usage of this railway is more related to selling activities than production. As a percentage of net sales, selling expenses increased from 0.1% to 0.2% over the period.

General and administrative expenses for the three months ended September 30, 2010 decreased by 25.5% over the three months ended September 30, 2009, as restated. This was mainly caused by the material reduction in the expenses related to public company affairs, including professional fees paid to legal counsel. As a percentage of net sales, general and administrative expenses decreased from 1.7% for the third quarter of 2009 to 1.4% for the third quarter of 2010.

During the quarter ended September 30, 2010, the Group reviewed the idle production facility, which had been identified as impaired and was reclassified to assets held for sale in the third quarter of 2009. The Group found that these assets had been further impaired, because the market value for such assets decreased and there was currently no market for these assets. Therefore we took an impairment charge on these assets and wrote them off in our accounts.

As compared to the third quarter of 2009, total operating expenses decreased by 38.9% in the third quarter of 2010, and the percentage of net sales decreased from 3.3% to 2.1%.

Net Income

	For The Three Months Ended September 30,
			2009		Period to Period
	2010	% of Sales	(as restated)	%of Sales	Change
	Amount ($)	Revenue	Amount ($)	Revenue	Amount ($)%
Loss from operations	$(2,345,481)	-6.3%	$(5,636,204)	-14.2%	$3,290,723	-58.4%
Interest expenses	(149,595)	0.4%	(95,900)	0.2%	(53,695)	56.0%
Interest income	18,256	0.0%	18,676	0.0%	(420)	-2.2%
Other (expense) income	0	0.0%	(204)	0.0%	204	-100.0%
Changes in fair value of warrants	11,962,404	32.0%	3,167,950	8.0%	8,794,454	277.6%
Income tax	-	-	-	-	-	-
Net income	$9,485,584	25.3%	$(2,545,682)	-6.4%	$12,031,266	472.6%

Loss from operations was primarily due to aforementioned reasons in the sections “Net Sales” and “Cost of Sales and Gross Profit” above. For the third quarter of 2010, we generated a gross loss and a loss after deducting selling and general and administrative expenses. Operating margin improved from negative 14.2% to negative 6.3% from the third quarter of 2009 to the third quarter of 2010.

Interest expenses increased by 56.0% from the three months ended September 30, 2009, as restated, to the three months ended September 30, 2010. As a percentage of net sales, interest expense was 0.4% for the third quarter of 2010, as compared to 0.2% for the same period in 2009. The changes were mainly caused by increased bank borrowing amounts. This was used to satisfy increased working capital needs. Interest income decreased by 2.2% over the same period.

Effective January 1, 2009, we adopted the provisions of FASB ASC Topic 815, "Derivatives and Hedging" ("ASC 815"). As a result of adopting ASC 815, we recorded non-cash income of $3,167,950 for the third quarter of 2009, as restated, and $11,962,404 for the third quarter of 2010, resulting from the change in fair value of warrants issued to investors in conjunction with the Company’s Series A Convertible Preferred Stock in October 2007. The accounting treatment of the warrants resulted from an anti-dilution provision to the warrant holders.

Since Yanglin has been recognized as a “Key Leading Enterprise” in the industrialization of the agriculture industry by the Chinese government, Yanglin has qualified for a complete exemption from income taxes through 2009. This status is usually reviewed every two years, according to a government order. The latest review of Yanglin’s status of National Key Leading Enterprise in Agriculture was finished by the government in March 2010, and the status was granted to the Company for the period from January 2010 to June 2012. The Company received government approval on May 7, 2010. Other than the PRC's central government's award, a review by the local tax authority is also required in order to enjoy a 2010 tax exemption.

Net income, after including the abovementioned non-cash income from the change in fair value of warrants, increased by 472.6% from the three months ended September 30, 2009, as restated, to the three months ended September 30, 2010. During the same period, net profit margin improved from a negative 6.4% to a positive 25.3%.

Earnings Per Share

	For The Three Months Ended September 30,
	2010	2009
	Unaudited	Unaudited As restated
Net Income (Loss) for Basic Earnings Per Share	$9,485,584	$(2,545,682)
Basic Weighted Average Number of Shares	20,465,119	20,270,478
Net Income (Loss) per Share – Basic	$0.46	$(0.13)
Net Income (Loss) for Diluted Earnings Per Share	$9,485,584	$(2,545,682)
Diluted Weighted Average Number of Shares	30,000,002	20,270,478
Net Income (Loss) per Share – Diluted	$0.32	$(0.13)

Basic and diluted earnings per share (EPS) for the quarter ended September 30, 2010, were $0.46 and $0.32, compared to $(0.13) and $(0.13) for the same quarter last year, as restated.

The Nine Months Ended September 30, 2010 Compared with the Nine Months Ended September 30, 2009

	The nine months	The nine months
Consolidated Statement of Operations and	Ended September 30, 2010	Ended September 30, 2009
Comprehensive (Loss) Income	($)	($)
		(as restated)
Net Sales	$121,444,716	$122,358,237
Cost of sales	(125,607,377)	(132,058,859)
Gross profit (loss)	(4,162,661)	(9,700,622)
Selling expenses	(193,411)	(156,317)
General and administrative expenses	(2,165,724)	(2,041,925)
Impairment loss of assets held for sale	(572,150)	(584,699)
Loss on disposal of property, plant and equipment	-	(230,025)
Loss from operations	(7,093,946)	(12,713,588)
Interest income	(727,072)	(341,417)
Interest expense	69,748	137,988
Other (expenses) income	(351)	(1,235)
Changes in fair value of warrants	23,782,777	32,724,533
Income from operations before income tax	16,031,156	19,806,281
Income tax	-	-
Net income	16,031,156	19,806,281
Foreign currency translation adjustment	1,075,030	167,127
Comprehensive income	$17,106,186	$19,973,408

Net Sales

	For The Nine Months Ended September 30,		Period to Period Change
		2009
	2010	(as restated)
Item	Amount ($)	Amount ($)	Amount ($)%
Soybean meal	$74,245,942	76,056,195	(1,810,253)	-2.4%
Soybean oil	33,989,793	32,297,294	1,692,499	5.2%
Salad Oil	6,295,113	5,621,162	673,951	12.0%
Squeezed oil	931,845	764,432	167,413	21.9%
Soy protein concentrates	1,115,631	1,402,052	(286,421)	-20.4%
Low temperature soy meal	4,866,392	6,217,102	(1,350,710)	-21.7%
Total Net Sales	$121,444,716	122,358,237	(913,521)	-0.7%

Net sales for the nine months ended September 30, 2010 decreased by $913,521 or 0.7% over the nine months ended September 30, 2009. The slight decrease in sales revenue was mainly the result of the adjustment of operating levels due to reduced supply of raw material caused by farmers’ high price expectations.

In the first three quarters of 2010, as in the 4th quarter of 2009, we used soybeans harvested in October 2009 as raw materials. In the first quarter of 2010, local farmers were eager to sell the 2009 soybeans because processors were required to purchase soybeans at a government guided, higher than normal, market price if they wanted to qualify for the subsidy announced by the government in the end of 2009. The guided price expired at the end of April 2010, so the price of soybeans went down in the second quarter and we purchased soybeans at a volume much higher than that of the same period in 2009. When the third quarter began, there was a greatly reduced quantity of soybean supply available on the market, and the farmers were reluctant to sell their remaining stocks because they expected future price increases for soybean, based on the previous price-supporting policies of the Chinese government and the rising trend of soybean prices in international futures markets. As a result, we had to reduce our purchase volume and hence production and sales volume. In total, the purchase volume of soybeans and hence the production and sales volume in the first three quarters of 2010 were lower than those in the first three quarters of 2009.

In the nine months ended September 30, 2010, we purchased 243,561 tons of soybeans and produced 189,072 tons of soybean meal, 35,439 tons of soybean oil, 6,184 tons of salad oil, 787 tons of squeezed oil, 1,045 tons of soy protein concentrates and 10,075 tons of low-temperature soybean meal, as compared to 269,118 tons of soybean purchased, and 201,189 tons of soybean meal, 39,012 tons of soybean oil, 6,269 tons of salad oil, 699 tons of squeezed oil, 1,655 tons of soy protein concentrates and 14,892 tons of low-temperature soybean meal produced respectively, in the three months ended September 30, 2009. Consequently, in the first three quarters of 2010, we sold 192,893 tons of soybean meal, 35,635 tons of soybean oil, 6,354 tons of salad oil, 800 tons of squeezed oil, 966 tons of soy protein concentrates, and 8,516 tons of low-temperature soy meal, representing growth rates of -3.5%, -7.3%, 0.6%, 14.5%, -30.3% and -29.5%, respectively over the first three quarters of 2009, when we sold 199,888 tons of soybean meal, 38,458 tons of soybean oil, 6,313 tons of salad oil, 699 tons of squeezed oil, 1,385 tons of soy protein concentrates, and 12,085 tons of low-temperature soy meal. Though the average sales prices of the products, namely soybean meal, soybean oil, salad oil, squeezed oil, soy protein concentrates, and low-temperature soy meal, experienced growth rates of 0.8%, 13.1%, 10.9%, 6.1%, 13.7% and 10.7% in the third quarter of 2010 over those in the third quarter of 2009, the increases couldn’t fully compensate for the decrease in sales volume, resulting in a decline in total sales revenue.

Cost of Sales and Gross (Loss) Profit

	For The Nine Months Ended September 30,				Period to Period Change
			2009	%
	2010	% of Sales	(as restated)	of Sales
Cost of Sales:	Amount ($)	Revenue	Amount ($)	Revenue	Amount ($)%
Soybean meal	$(77,772,014)	104.7%	$(81,997,732)	107.8%	$4,225,718	-5.2%
Soybean oil	(34,535,077)	101.6%	(34,654,692)	107.3%	119,615	-0.3%
Salad oil	(6,469,295)	102.8%	(6,000,401)	106.7%	(468,894)	7.8%
Squeezed oil	(961,307)	103.2%	(853,165)	111.6%	(108,142)	12.7%
Soy protein concentrates	(1,113,903)	99.8%	(1,610,849)	114.9%	496,946	30.8%
Low-temp soy meal	(4,755,781)	97.7%	(6,942,020)	111.7%	2,186,239	31.5%
Total Cost of Sales	(125,607,377)	103.4%	(132,058,859)	107.9%	6,451,482	4.9%
Gross (Loss) Profit:
Soybean meal	$(3,526,071)	-4.7%	$(5,941,537)	-7.8%	$2,415,466	40.7%
Soybean oil	(545,284)	-1.6%	(2,357,398)	-7.3%	1,812,113	76.9%
Salad Oil	(174,181)	-2.8%	(379,239)	-6.7%	205,058	54.1%
Squeezed oil	(29,462)	-3.2%	(88,733)	-11.6%	59,271	66.8%
Soy protein concentrates	1,727	0.2%	(208,797)	-14.9%	210,524	100.8%
Low-temp soy meal	110,611	2.3%	(724,918)	-11.7%	835,530	115.3%
Total Gross Profit (Loss)	$(4,162,661)	-3.4%	$(9,700,622)	-7.9%	$5,537,961	57.1%

Our cost of sales for the nine months ended September 30, 2010 decreased by $6,451,482 or 7.3% over the nine months ended September 30, 2009, as restated, while the ratio of cost as a percentage to net sales value decreased from 107.9% to 103.4% over the period. The decrease in cost of sales was mainly caused by the decrease in processing and sales volume in the first three quarters of 2010 from the first three quarters of 2009. We recorded a gross loss of $4,162,661 in the nine months ended September 30, 2010, in comparison to a gross loss of $9,700,622 in the nine months ended September 30, 2009. Our gross profit margin improved from negative 7.9% to negative 3.4% over the same period. The main reasons for the gross loss for the nine months ended September 30, 2010 were the impact of the large imports of soybeans and the high price levels of soybeans.

As mentioned in the section “net sales” above, after the guided price expired at the end of April 2010, there was a greatly reduced quantity of soybean supply available on the market. Farmers were reluctant to sell their remaining stocks because they expected future increases in soybean prices, based on the previous price-supporting policies of the Chinese government and the rising trend of soybean prices in international futures markets. As a result, we had to reduce our purchase volume and hence production and sales volume. In the first three quarters of 2010, we purchased 243,561 tons of soybeans, a decrease of 9.5% from 269,118 tons of soybean in the same period a year ago. Consequently, the sales volume of most of our products experienced declines over the period (please refer to the section “net sales” above).

Meanwhile, the average purchase price of soybeans in the first three quarters of 2010, RMB 3,159 per ton, was about 0.3% higher than that in the same period of 2009, RMB 3,148. However, this slight increase could not fully compensate for the decrease in the sales volumes of our products. As a result, the total cost of sales in the first three quarters of 2010 was lower than that in the same period of 2009.

The PRC has long imported large volumes of genetically-modified (GM) soybeans from the U.S. and South America. The aggregate import volume reached 42.55 million tons in 2009, an increase of 13.7% over that of 2008, while the average monthly volume was 3.55 million tons. It’s estimated that China’s import volume in 2010 may reach 47 million tons. The imported soybeans were usually sold at prices lower than that of domestically produced soybeans, representing a low cost alternative for domestic processors, which previously used domestic soybeans as raw materials. Importation of GM soybeans significantly influenced price levels in the PRC’s domestic market for soybean products, and hence their profitability. Such negative influence was aggravated by the high prices of domestic non-GM soybeans. As a result, we suffered a gross loss in the first three quarters of 2010, though the negative gross margin was improved as compared to the same period one year ago, because the strong demand for soybean products in 2010 helped to raise the prices of these products.

Operating Expenses

	For The Nine Months Ended September 30,
			2009		Period to Period
	2010	% of Sales	(as restated)	% of Sales	Change
	Amount ($)	Revenue	Amount ($)	Revenue	Amount ($)%
Selling Expenses	$(193,411)	0.2%	$(156,317)	0.1%	$(37,094)	23.7%
General & Administrative Expenses	(2,165,724)	1.8%	(2,041,925)	1.7%	(123,799)	6.1%
Impairment loss of long-lived assets	(572,150)	0.5%	(584,699)	0.5%	12,549	-2.1%
(Loss) gain on disposal of property, plant and equipment	-	-	(230,025)	0.2%	230,025	-
Total Operating Expenses	$(2,931,285)	2.4%	$(3,012,966)	2.5%	$81,681	-2.7%

Selling expenses for the nine months ended September 30, 2010 increased by 23.7% as compared to the six months ended June 30, 2009, as restated. This increase was mainly due to the reclassification of the amortization expense of a railway for transporting finished goods into cost of sales in the third quarter of 2009. In the third quarter of 2010, we thought it would be more appropriate not to reclassify this item, as the nature of the usage of this railway is more related to selling activities than to production. As a percentage of net sales, selling expenses increased from 0.1% to 0.2% over the period.

General and administrative expenses for the nine months ended September 30, 2010 increased by 6.1% over the nine months ended September 30, 2009, as restated. Though there was a material reduction in the expenses related to public company affairs, including professional fees paid to legal counsel, the depreciation expenses included in general and administrative expenses increased materially as the depreciation on the idle salad production facility, which was considered impaired since the third quarter of 2009, and the temporarily idle powdered oil production facility were included in general and administrative expenses while they were included in cost of sales previously. As a percentage of net sales, general and administrative expenses increased from 1.7% for the first three quarters of 2009 to 1.8% for the first three quarters of 2010.

During the nine months ended September 30, 2010, the Group reviewed the idle production facility, which had been identified as impaired and was reclassified to assets held for sale in the third quarter of 2009. The Group found that these assets had been further impaired, because the market value for such assets decreased and there was currently no market for these assets. Therefore we took an impairment charge on these assets and wrote them off in our accounts.

As compared to the first three quarters of 2009, total operating expenses decreased by 2.7% in the first three quarters of 2010, and the percentage of net sales decreased from 2.5% to 2.4%.

Net Income

	For The Nine Months Ended September 30,
			2009		Period to Period
	2010	% of Sales	(as restated)	%of Sales	Change
	Amount ($)	Revenue	Amount ($)	Revenue	Amount ($)%
Loss from operations	$(7,093,946)	-5.8%	$(12,713,588)	-10.4%	$5,619,642	-44.2%
Interest expenses	(727,072)	0.6%	(341,417)	0.3%	(385,655)	113.0%
Interest income	69,748	0.1%	137,988	0.1%	(68,240)	-49.5%
Other (expense) income	(351)	0.0%	(1,235)	0.0%	884	-71.6%
Changes in fair value of warrants	23,782,777	19.6%	32,724,533	26.7%	(8,941,756)	-27.3%
Income tax	-		-		-	-
Net income	$16,031,156	13.2%	$19,806,281	16.2%	$(3,775,125)	-19.1%

Loss from operations was primarily due to the aforementioned reasons in the sections “Net Sales” and “Cost of Sales and Gross Profit” above. For the nine months ended September 30, 2010, we generated a gross loss and a loss after deducting selling and general and administrative expenses. Operating margin improved from negative 10.4% to negative 5.8%.

Interest expenses increased by 113.0% from the nine months ended September 30, 2009, as restated, to the nine months ended September 30, 2010. As a percentage of net sales, interest expense was 0.6% for the nine months ended September 30, 2010, as compared to 0.3% for the same period in 2009. The changes were mainly caused by a material increase in bank borrowing amounts. This was used to satisfy increased working capital needs. Interest income fell by 49.5% over the same period.

Effective January 1, 2009, we adopted the provisions of FASB ASC Topic 815, "Derivatives and Hedging" ("ASC 815"). As a result of adopting ASC 815, we recorded non-cash income of $32,724,533 for the nine months ended September 30, 2009, as restated, and $23,782,777 for the nine months ended September 30, 2010, resulting from the change in fair value of warrants issued to investors in conjunction with the Company’s Series A Convertible Preferred Stock in October 2007. The accounting treatment of the warrants resulted from an anti-dilution provision to the warrant holders.

Since Yanglin has been recognized as a “Key Leading Enterprise” in the industrialization of the agriculture industry by the Chinese government, Yanglin qualified for a complete exemption from income taxes through 2009. This status is usually reviewed every two years, according to a government order. The latest review of Yanglin’s status of National Key Leading Enterprise in Agriculture was finished by the government in March 2010, and the status was granted to the Company for the period from January 2010 to June 2012. The Company received government approval on May 7, 2010. Other than the PRC's central government's award, a review by the local tax authority is also required in order to enjoy a 2010 tax exemption.

Net income, after including the abovementioned non-cash income from the change in fair value of warrants, decreased by 19.1% from a net income of $19,806,281 in the nine months ended September 30, 2009, as restated, to a net income of $16,031,156 in the nine months ended September 30, 2010. During the same period, net profit margin decreased from 16.2% to 13.2%.

Earnings Per Share

	For The Nine Months Ended September 30,
	2010	2009
	Unaudited	Unaudited As restated
Net Income for Basic Earnings Per Share	$16,031,156	$19,806,281
Basic Weighted Average Number of Shares	20,465,119	20,091,152
Net Income per Share – Basic	$0.78	$0.99
Net Income for Diluted Earnings Per Share	$16,031,156	$19,806,281
Diluted Weighted Average Number of Shares	30,000,002	32,034,068
Net Income per Share – Diluted	$0.53	$0.62

Basic and diluted earnings per share (EPS) for the nine months ended September 30, 2010, were $0.78 and $0.53, compared to $0.99 and $0.62 for the same period last year, as restated.

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

The Group had a credit line facility with the ability to borrow up to $73.6 million (equivalent to RMB 492.9 million), with Agricultural Development Bank of China (the “Bank”).

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

Cash Flows for the Nine Months Ended September 30, 2010 Compared with the Nine Months Ended September 30, 2009

Operating Activities

Cash provided by operating activities for the nine months ended September 30, 2010 was $723,548, while cash provided by operating activities for the nine months ended September 30, 2009, as restated, was $604,292. The difference was primarily due to the reduction in the balance of our inventories by $7,101,408 in the nine months ended September 30, 2010, while in comparison we increased the balance of our inventories by $1,481,436 in the same period of 2009.

Our cash flows are stable, as we sell primarily on a cash basis, with negligible trade receivables. We usually sell our products a few days after they are produced.

Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2010 was $862,103, compared to net cash used in investing activities of $87,400 for the nine months ended September 30, 2009. The net cash used was mainly repayment for construction for the non-current assets we purchased or built.

Financing Activities

Net cash used in financing activities was $6,624,536 for the nine months ended September 30, 2010, compared to net cash used in financing activities of $6,808,754 for the nine months ended September 30, 2009, as restated. Net cash used in the nine months ended September 30, 2010 included the release of certain restricted cash, which was previously used as collateral for certain bank loan and wasn’t required to be restricted cash after the specific loan was repaid, and the repayment of the principals of both the short-term loan from banks and the long-term loans from related parties. During the nine months ended September 30, 2010, we made principal payments for short-term bank loans of $8,068,775, and principal payments for loans from related parties amounted to $52,868. In the nine months ended September 30, 2009, we received cash of $6,575,842 from new bank loans and paid $13,301,136 and $110,322 of the principals of the short-term loans and the long-term loans from related parties, respectively.

Loans

We had short-term bank loans of $7,464,803 on September 30, 2010, as compared to $20,476,218 on December 31, 2009. These loans are used to satisfy working capital needs. We have fully repaid all due loans on time. The loan outstanding as at September 30, 2010 is due on June 27, 2011.

We had long-term bank loans of $5,225,363 on September 30, 2010, as compared to nil on December 31, 2009. These loans are used to upgrade our oil products and expand our storage facility. The loan outstanding as at September 30, 2010 is due on August 26, 2014.

The balance of our long-term bank loan from related parties, including the portion payable within one year, was approximately $321,703 on September 30, 2010, compared to $367,867 on December 31, 2009. The change was caused by repayment of the principal, and we did not borrow any additional funds during the nine months ended September 30, 2010.

Commitments and Contingencies

We have no future cash commitments or contingent liabilities as of September 30, 2010.

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

The following tables summarize our contractual obligations as of September 30, 2010, and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

Payments due by period
Contractual obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt Obligations	$321,703	$56,073	$93,463	$107,270	$64,897
Capital Lease Obligations	-	-	-	-	-
Operating Lease Obligations	-	-	-	-	-
Purchase Obligations	-	-	-	-	-

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

Management conducted its evaluation of disclosure controls and procedures under the supervision of our chief executive officer and our chief financial officer. Based upon, and as of the date of this evaluation, our chief executive officer and chief financial officer concluded that, as of September 30, 2010, our disclosure controls and procedures were not effective due to the material weaknesses and significant deficiencies in our internal control over financial reporting described below.

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

b. Changes in Internal Controls over Financial Reporting

During the quarter ended September 30, 2010, there was no other change in our internal controls over financial reporting, except as described above, that has materially affected, or that is reasonably likely to materially affect, our internal control over financial reporting.

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