Form 10-K
period 2010-12-31
Yanglin Soybean, Inc.
filed 2011-04-12
CIK 1368745

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Securities registered pursuant to Section 12(g) of the Act:  Common Stock, par value $0.001Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐ No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a Smaller Reporting Company)	Smaller Reporting Company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act):
Yes ☐ No ☑

As of April 5, 2011, there are 20,465,119 shares of common stock, par value $0.001 per share, outstanding.

Documents Incorporated By Reference: None.

YANGLIN SOYBEAN, INC.
(A Nevada Corporation)

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report includes forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical fact, are statements that could be deemed forward-looking statements, including, but not limited to, statements regarding our future financial position, business strategy and plans and objectives of management for future operations. When used in this Annual Report on Form 10-K, the words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect” and similar expressions are intended to identify forward-looking statements.

We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to certain risks and uncertainties that could cause our actual results to differ materially from those reflected in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to the risks discussed under the heading “Risk Factors”. Except as required by law, we assume no obligation to update these forward-looking statements publicly or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.

In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this Annual Report may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. Accordingly, readers are cautioned not to place undue reliance on such forward-looking statements.

PART I

Item 1. Business

Organizational History and Company Overview

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

Faith Winner (BVI) formed Faith Winner (Jixian) Agriculture Development Company (“Faith Winner (Jixian)” or “WFOE”), which entered into a series of agreements with Heilongjiang Yanglin Soybean Group Co., Ltd. (“Yanglin”). As a result of entering the agreements, WFOE gained control of all of Yanglin’s assets, management and business as if Yanglin were a wholly-owned subsidiary of WFOE. However, one of the shareholders of the Company is Winner State BVI, which is 100% owned by Mr. Shulin Liu and his wife, Mrs. Huanqin Ding, has effective control over Faith Winner (BVI) and WFOE as our subsidiaries, because it beneficially owns approximately 91% of our common stock. These contractual arrangements included a loan agreement, a consigned management agreement, two consignment agreements of equity interests, an exclusive purchase option agreement, a registered trademark transfer contract and a trademark licensing agreement. The Consignment Agreement was entered into on September 1, 2007, and the other agreements were all signed on September 24, 2007. The exclusive purchase option agreement and the consigned management agreement were amended as of April 3, 2009.

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

According to the exclusive purchase option agreement, WFOE has the exclusive purchase option to purchase all or part of Yanglin’s shareholders’ equity interest in Yanglin when and as permitted under PRC laws and regulations, and no other party has the right to purchase any equity from the shareholders of Yanglin. The agreement provides that, unless otherwise required under PRC laws and regulations, the consideration for the equity transfer or the asset transfer under the agreement will be $17 million or such greater amount as required by the then applicable PRC law and regulations (the “Option Price”). Under the loan agreement and the exclusive purchase option agreement, the money received as the Option Price by the shareholders of Yanglin upon execution of the option shall be contributed to Yanglin and used to satisfy the repayment of the Loan, that is, any amount of money received by Yanglin’s shareholders shall be paid back to WFOE as the repayment of Loan on behalf of Yanglin. Therefore, the actual consideration of acquisition of the direct investment in Yanglin is exactly the amount of the Loan. Under such contractual arrangements, all assets and equity including any residual profits of Yanglin are totally controlled by WFOE and will be formally captured upon exercise of the exclusive purchase option.

The loan of $17 million to Yanglin is considered to be an investment in Yanglin by the Company through a series of contractual arrangements by way of the Loan. As a result of entering into the above mentioned agreements, WFOE is deemed to control Yanglin as a Variable Interest Entity as required by Accounting Standards Codification (“ASC”) 810 (revised December 2003) Consolidation of Variable Interest Entities. The reverse-merger also included an equity financing of $21,500,000 by the issuance of 9,999,999 Series A Convertible Preferred Stock at $2.15 per share to 10 accredited investors.

The Company, through its subsidiaries and Yanglin, (hereinafter, collectively referred to as the “Group”), is now in the business of manufacturing, distribution, and selling of non-genetically modified soybean products, including soybean oil, soybean salad oil, soybean meal, Low-temperature soy meal, squeezed oil, and concentrated soy protein,  throughout Heilongjiang Province and other parts of the PRC.

The contractual agreements were utilized instead of a direct acquisition of Yanglin’s assets because current PRC law, which took effect on September 8, 2006, does not specifically establish the approval procedures and detailed implementation regulations for a non-PRC entity’s equity to be used as consideration to acquire a PRC entity's equity or assets. This makes it highly uncertain, if not impossible, for a non-PRC entity to use its equity to acquire a PRC entity. If acquisition of a PRC entity using foreign equity were possible, we could have acquired 100% of the common stock of Yanglin by paying a price of $17 million with any excess treated as interest pursuant to amendment to exclusive purchase option agreement dated April 3, 2009. While PRC law does allow for the purchase of equity interests in (or assets of) a PRC entity by a non-PRC entity for cash, the purchase price must be based on the appraised value of such equity (or assets). Because we presently do not have sufficient cash to pay the estimated full value for Yanglin’s assets, we, through WFOE, purchased the maximum amount of assets possible with the net proceeds of the private placement on October 7, 2007 and leased from Yanglin the remainder of the assets used in Yanglin’s business.

Our Industry

We are a leading non-genetically modified (non-GM) soybean processor in the PRC. We currently manufacture soybean oil in bulk and soybean meal, which are sold throughout PRC to our customers directly or through distributors. Most of our customers (approximately 80%) are located in Northern PRC.

The manufacturing process includes sifting, crushing, heating and pressing soybeans, extracting and separating oil from crushed soybeans, cleansing, hydrating and packaging of oil as well as drying and packaging soybean meal. Our main products include Grade IV soybean oil, salad oil, squeezed oil, soybean meal, and concentrated soy protein. We broadened our product line to include value-added products such as squeezed oil, low temperature soybean meal and concentrated soy protein, and we plan to produce powdered soy oil, textured protein and defatted soybean powder.  Production of squeezed oil has already begun. We are producing concentrated soy protein in small quantities of commercial grade product to customers in order to solicit feedback, so we can adjust the specifications of the product to satisfy the specific needs of the customers. Powdered soybean oil is still in trial production phase and we are now adjusting the formula and techniques according to customer requirements and feedback. Defatted soy powder and textured protein may be launched at a later date, depending on trends in the market and the specific product economics.

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

Soybean Meal

Soybean meal is manufactured by grinding soybean flakes which remain after removal of most of the oil from soybeans by a solvent or mechanical extraction process. Soybean meal is an important raw material used in the animal feed and farming industry due to its high protein content and edible characteristics. Given the PRC’s closer proximity to customers in Asia, there is a growing demand for PRC produced soybean meal from countries such as Korea and Japan. This in turn has led to an increase in demand for our soybean meal products.

Concentrated Soy protein

Soy protein, protein extracted from the soybean, has been used since 1959 in foods and for its functional properties. Concentrated soy protein, as one of the three kinds of proteins, contains 70% soy protein. It retains most of the fiber of the original soybean and is widely used as functional or nutritional ingredient in a wide variety of food products, mainly in baked foods, breakfast cereals, and in some meat products. Because soy protein concentrates are available in different forms and very digestible, they are well-suited for children, pregnant and lactating women, and the elderly. They are also used in pet foods, milk replacements for babies (human and livestock), and even used for some non-food applications. Recently, soy protein popularity has increased due to its use in health food products, and many countries allow health claims for foods that are rich in soy protein.

Growth in the Soybean Industry

Soybean is a major source of vegetable edible oil and protein. There has been continuous growth in the world’s production and consumption of soybean. As soybean oil consumption in the PRC has been rapidly increasing, the PRC has imported soybean oil from other countries, such as Argentina, Brazil and the USA.

Major Oilseeds: World Supply and Distribution (Commodity View)
Million Metric Tons

	2006/07	2007/08	2008/09	2009/10	Feb 2010/11	Mar 2010/11
Production
Oilseed, Copra	5.27	5.72	5.88	5.88	5.96	5.96
Oilseed, Cottonseed	46.03	45.89	41.08	39.22	43.55	43.33
Oilseed, Palm Kernel	10.08	11.03	11.74	12.22	12.73	12.73
Oilseed, Peanut	31.03	32.59	34.47	32.98	34.71	34.71
Oilseed, Rapeseed	45.12	48.56	57.91	60.62	58.39	58.39
Oilseed, Soybean	237.13	221.01	211.96	259.99	256.10	258.40
Oilseed, Sunflower seed	29.74	27.20	33.27	30.39	30.35	30.65

Total	404.40	391.99	396.32	441.30	441.78	441.17

Imports
Oilseed, Copra	0.09	0.11	0.10	0.10	0.10	0.10
Oilseed, Cottonseed	0.84	0.75	0.55	0.63	0.67	0.68
Oilseed, Palm Kernel	0.13	0.14	0.07	0.04	0.04	0.04
Oilseed, Peanut	1.94	2.03	1.86	1.85	1.84	1.84
Oilseed, Rapeseed	7.01	7.56	12.13	10.57	10.09	10.15
Oilseed, Soybean	69.07	78.13	77.18	87.44	95.87	95.79
Oilseed, Sunflower seed	1.76	1.25	1.81	1.49	1.33	1.35

Total	80.83	89.97	93.69	102.11	109.93	109.94

Exports
Oilseed, Copra	0.13	0.13	0.12	0.13	0.15	0.12
Oilseed, Cottonseed	0.84	0.84	0.59	0.60	0.72	0.65
Oilseed, Palm Kernel	0.11	0.04	0.02	0.02	0.02	0.02
Oilseed, Peanut	2.39	2.45	2.34	2.16	2.27	2.27
Oilseed, Rapeseed	6.62	8.15	12.02	10.91	9.67	10.28
Oilseed, Soybean	70.86	78.77	76.85	92.78	98.65	98.26
Oilseed, Sunflower seed	1.90	1.48	2.14	1.57	1.52	1.53

Total	82.84	91.86	94.09	108.17	113.60	113.12

Crush
Oilseed, Copra	5.16	5.66	5.65	5.81	5.90	5.91
Oilseed, Cottonseed	33.73	34.35	31.79	30.69	32.64	32.62
Oilseed, Palm Kernel	9.94	10.97	11.52	12.29	12.63	12.63
Oilseed, Peanut	14.13	15.10	15.42	14.39	15.32	15.32
Oilseed, Rapeseed	43.65	46.71	52.12	56.77	57.59	57.55
Oilseed, Soybean	196.08	202.75	192.91	209.51	225.16	226.48
Oilseed, Sunflower seed	26.05	24.27	29.01	28.17	27.18	27.35

Total	328.72	328.31	338.85	357.64	376.42	377.86

Ending Stocks
Oilseed, Copra	0.10	0.11	0.29	0.31	0.29	0.31
Oilseed, Cottonseed	1.33	1.22	0.80	0.69	1.43	1.35
Oilseed, Palm Kernel	0.17	0.19	0.36	0.19	0.21	0.20
Oilseed, Peanut	1.21	1.08	1.49	1.24	1.15	1.15
Oilseed, Rapeseed	4.66	3.51	6.67	7.54	5.36	5.50
Oilseed, Soybean	63.13	52.91	44.07	60.17	58.21	58.33
Oilseed, Sunflower seed	2.81	2.63	2.83	1.53	1.25	1.25

Total	73.42	61.66	56.51	71.66	67.88	68.08

Totals may not add due to rounding
 Source: USDA Foreign Agricultural Service

It can be seen from the above chart that the volumes of soybean import, and export  has seen a trend of sustained growth from 2006/2007 to 2008/2009. In 2009/2010, global soybean production was projected at 259.99 million tons, up 48.03million tons from 2008/09, and this growth has continued since  for February and March 2010/2011. The global soybean industry has been growing steadily. We believe that the soybean industry in the PRC has significant potential for further growth and Yanglin is well positioned to take advantage of such growth.

Non-Genetically Modified Soybean Products

Genetically modified soybean plants are widespread in the world’s leading soybean producing countries (such as Brazil, Argentina and the United States) and genetically modified soybeans comprise a very large proportion of the world’s soybean production. Conversely, most of the soybean food products exported from the PRC are primarily made from non-genetically modified soybeans that are cultivated and grown in the PRC. China is the world's largest non-genetically modified soybean-producing country.

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

Government Support for the Soybean Industry

There has been strong government support for the development of our industry. In recent years, the PRC government has sought to differentiate soybean exports from the PRC from other international exporters of soybeans such as the United States and Brazil. Specifically, the PRC government has taken measures to promote industries and enterprises, including our business, that produce non-genetically modified soybean food products. In 2003, the PRC Ministry of Agriculture announced a plan to develop the PRC’s northeastern region (including Heilongjiang Province where Yanglin is located) into the world’s largest non-genetically modified soybean production center for export.

 In addition, the Heilongjiang provincial government has introduced a number of measures to develop its organic farming industry such as improving its local agriculture infrastructure and promoting the development of large industrial groups that produce green and organic food products. Over the past five years, Heilongjiang's green food industry has grown significantly and has become an important growth sector in Heilongjiang’s burgeoning economy. Furthermore, we believe that the proportion of “deep-processed” soybean food products produced by the PRC will increase significantly, particularly with the completion of the PRC’s largest non-genetically modified soybean deep-processing base by 2011. The deep-processed products are the sub-group of value-added products which are mostly soybean products based on soy protein such as concentrated soy protein, powdered soy oil, textured soy protein and defatted soy powder.

We believe that these various government initiatives at the national and local levels will have a positive impact on development of our business operations.

Competitive Advantages

We have several competitive advantages:

•	Our products have favorable brand-name recognition due to their superior quality and our proven track record in the industry;

•
We are strategically located, allowing for access to cheaper and more stable soybean supplies. Jixian County, where the company is headquartered, is in the heart of the Three Rivers Plains, a major soybean production area, and Yanglin has established long-term relationships with the local farmers and suppliers;

•
We have an extensive sales network covering most areas of the PRC and have negotiated better arrangements with distributors to save costs and promote higher efficiency. Most customers are corporations which have been with the company since it was established;

•	We believe that our business is better managed and our operations are more efficient compared to many larger state-owned soybean processors;

•
We believe that we do not face direct competition from international conglomerates such as Archer Daniels Midlands and Cargill as they produce predominantly genetically modified soybean products in coastal areas, whereas Yanglin produces non-genetically modified soybean products which appeal to more health-conscious customers and our sales are mostly in inland areas of Northern PRC; and

•	Both our management and workers are skilled and experienced in the soybean industry. Many of them have worked in the industry for more than 20 years.

Our Strategy

Increase Our Sources of Supply

Though negatively affected by the recent global economic crisis, due to the still increasing overall demand for soybean products, we expect our business to grow steadily in the next few years. We believe that, in the long term, our need for soybean supply may increase. In order to enlarge the supply base of our raw materials, we intend to expand our access to soybean cultivation areas through the development of further supply arrangements with other private and state-owned farms, farmers and vendors within Heilongjiang Province. Currently, we have access to soybeans produced in approximately 164,745 acres of farmland and we plan to increase our access in the next few years in other locations by adding more soybean farmers and through other arrangements.

Expand New Markets for Deep-processed Products

We intend to develop the markets for our current products and grabbing more market share. At the same time, we would especially focus on exploring new markets for deep-processed products, as they provide higher profit margin.

Expansion of our Sales Network

We currently sell a higher volume of products in Northern PRC than in other parts of PRC and currently do not have many sales offices in Southern PRC. We plan to expand our sales and marketing network by establishing more sales offices within the PRC. In addition, we plan to expand sales of our products, especially value-added products, through distributors internationally.

Expansion of our Product Line

We believe that value-added soybean products will yield higher profit margins. We have expanded our product lines to acquire the capability to produce the following value-added soybean products:

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

(iii) Defatted Soybean Powder

Defatted soybean powder is manufactured from specially-extracted soy meal and has  high protein content (higher than 50 percent). Defatted soybean powder can be added to fish, noodles, meat, dairy products and candy to improve the quality and taste of food. Further, defatted soybean powder can prolong shelf life and reduce cost.

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

Implement Strict Cost

We plan to implement strict cost saving in operations, setting limits on fees of both internal personnel and external parties, and lowering financing costs, while trying to borrow more both from banks and in capital markets.

Current Products

Our current products include the following:

Product	Use	Major Customers	2010 Sales Volume (tons)
Soybean Oil	Cooking	Hou Xinglin, Yingkou Bohai Oil Industries Co. Ltd.	47,011
Salad Oil	Cooking	Yingkou Bohai Oil Industries Co. Ltd., Gu Changchun	8,533
Soybean Meal	Animal Feed	Jilin Zhuoyue Animal Feed Factory	250,406
Squeezed Oil	Cooking	Tongliao Hongzhan Animal Feed Factory	1,097
Concentrated Soy Protein	Food additive	Cui Yan	1,889
Low-temperature soy meal	Raw material for processing into food additive and others	Tian Zhuang	15,332

We sell our products under the “Yanglin” brand name to various geographic regions of the PRC through our various distribution channels (see “Sales and Marketing” below) and directly to our customers primarily within the PRC market. In the fiscal year ending 2010, we processed approximately 341,403 tons of soybeans and generated total revenues of approximately $165.8 million with a net operating loss of $8.5 million. A breakdown of our 2010 sales volume demonstrates that soybean meal accounted for about 77.22% of sales, soybean oil 14.5%, salad oil 2.63%, concentrated soy protein 0.58%, squeezed oil 0.34%, and low-temperature soy meal 4.73%.

Our Major Suppliers of Soybeans

Maintaining a stable supply of raw materials (soybeans) is one of the key components for our success. We purchase all of our soybean supplies from various farmers in the Heilongjiang province. We have established and maintained good relationships with these farmers.

The following is a list of our top ten major suppliers of soybeans for the year ended December 31, 2010:

Supplier	Amount Purchased (in US$)	% of Total Purchases (%)
Chi Cuie	4,002,759	2.43%
Duan Xufeng	3,946,719	2.40%
Lin Baosen	3,571,749	2.17%
Ma Zhanjun	3,509,704	2.13%
Bai Wenlong	3,318,009	2.02%
Jiang Minhui	3,316,236	2.01%
The North Grain Depot in Baoqin County	3,136,532	1.91%
Yan Wei	3,013,554	1.83%
Zhang Zhongbao	2,996,711	1.82%
Bai Liping	2,901,391	1.76%

Note: the amounts are converted from RMB value using the yearly average rate of 2010, 1USD = 6.77875RMB.

Our top ten suppliers together made up an aggregate of 20.51% of our total supply of soybeans, but our biggest supplier only supplied about 2.43%. We believe this diversification of supply is beneficial to us as it increases our purchasing power and prevents us from being over-reliant on any single supplier.

We have implemented unique arrangements with soybean suppliers. Through our affiliate company, Heilongjiang Yanglin Group Seed Co. Ltd., (“Yanglin Seed Co.”) which is wholly owned and managed by Mr. Shulin Liu, our chief executive officer.

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

Major Customers

Our customers are primarily distributors of soybean oil and soybean meal, with some being soybean food processors and animal feed manufacturers. The following is a list of our top ten major customers for fiscal year 2010. All of our major customers are located in the PRC.

Customers	Type of Product	Fiscal 2010 Sales (USD)	% of Total Sales (%)
Huang Zujian	Soybean Oil	4,248,741	2.56%
Tian Zhuang	Soybean Meal	4,073,102	2.46%
Chi Feng	Soybean Meal	3,861, 654	2.33%
Gu Changchun	Soybean Meal	3,513,608	2.12%
Lv Changfu	Soybean Meal & Soybean Oil	3,492,909	2.11%
Cao Zhengang	Soybean Meal & Soybean Oil	3,363,670	2.03%
Cui Yan	Soybean Meal	3,321,917	2.00%
Chu Jiaqing	Soybean Meal & Soybean Oil & Concentrated Soy Protein	3,298,357	1.99%
Hou Xinglin	Soybean Oil & Salad Oil	3,289,144	1.98%
Zhang Guochen	Soybean Meal & Soybean Oil	2,863,112	1.73%

Note: the amounts are converted from RMB value using the yearly average rate of 2010, 1USD = 6.77875 RMB

Our sales are widely diversified among our customers. Our largest customer accounts for only 2.56% of our total sales in 2010 while our top ten customers accounted for about 21.30% of our net sales in 2010. As such, we are not dependent on any single customer and have accordingly maintained our bargaining power in relation to our customers. Holding such a diversified customer base, we have mitigated the commercial risk and associated impact of the loss of sales from any single customer. As we begin to expand our product offering to include value-added soybean products, our customer base will change to include more industrial users and some retail consumers.

Sales of Products by Type and Locations

The following table shows the breakdown of sales volume of main products by customer type for the year 2010.
	Salad Oil		Grade IV Soybean Oil		Soybean Meal		Low Temperature Soybean Meal		Squeezed Oil		Concentrated Soy Protein
Type	Volume (Tons)%		Volume (Tons)%		Volume (Tons)%		Volume (Tons)%		Volume (Tons)%		Volume (Tons)%
Distributor	8,362	98	45,601	97	240,390	96	14,872	97	1,097	100	1,889	100
Animal Feed Manufacturer	171	2	1,410	3	10,016	4	460	3	-	-	-	-
Total	8,533	100	47,011	100	250,406	100	15,332	100	1,097	100	1,889	100

Our sales are primarily made to customers within the PRC, although some of our products may be exported by distributors to countries such as Japan, Korea, and Russia. The geographical distribution of the sales volume and revenue of our main products in the PRC for the year 2010 is shown below.

	Salad Oil		Grade IV Soybean Oil		Soybean Meal		Low Temperature Soybean Meal		Squeezed Oil		Concentrated Soy Protein
Province	Volume (Tons)	Revenue (USD)	Volume (Tons)	Revenue (USD)	Volume (Tons)	Revenue (USD)	Volume (Tons)	Revenue (USD)	Volume (Tons)	Revenue (USD)	Volume (Tons)	Revenue (USD)
Heilongjiang	5,120	6,848,490	28,206	28,229,778	37,560	14,593,768	1,535	902,354	549	656,366
Jilin	2,560	805,705	14,103	14,114,889	25,040	9,729,178			165	196,910
Liaoning	853	402,852	4,701	4,704,963	75,126	29,187,535	766	451,177	384	459,456
Inner Mongolia					20,032	7,783,343
Beijing					37,560	14,593,768
Tianjin
Shandong					5,008	1,945,836	10,732	6,316,475			1,512	1,798,504
Shanxi
Henan					7,512	2,918,754	1,533	902,354			377	449,626
Sha’anxi					10,016	3,891,671
Gansu					15,024	5,837,507
Guangxi					5,008	1,945,836
Sichuan					12,520	4,864,589
Hebei							766	451,177

Note: the amounts are converted from RMB value using the yearly average rate of 2010, 1USD = 6.77875 RMB.

Our Competitors

Our competitors are the non-genetically modified soybean processors operating in the PRC. Our main competitor is Heilongjiang 93 Oil and Fat Co., Ltd., an integrated state-owned enterprise which is located in the provinces of Heilongjiang, Dalian and Tianjin. The rest of our competitors are smaller state-owned enterprises.

Position	Company	Estimated Annual Non-GM Production Capacity (in Tons)	Estimated Market Share
1	Heilongjiang Jiushan 93 Group (SOE)	600,000	6.7%
2	Yanglin Soybean Group, Ltd.	520,000	5.0%
3	Shandong Gaotang Lanshan Group (SOE)	200,000	2.2%
4	Henan Xuchang Vegetable Oil Company (SOE)	100,000	1.1%
5	Qitaihe City Nature Oil Company	100,000	1.1%
6	Shandong Guanxian Vegetable Oil Company	100,000	1.1%
7	Jiamusi Zhenda Company	90,000	1.0%

Source: Information from respective companies' websites and Yanglin estimates

Generally, we do not compete with companies that are engaged primarily in the manufacturing of genetically modified soybean products, especially international agriculture conglomerates. Currently, most major producers of genetically modified soybean products are state-owned enterprises and joint ventures of global agriculture companies. Their operations are mostly located in the coastal cities in Southern PRC, which enables them to conveniently import genetically modified soybean from the U.S., Brazil, Argentina and other countries in bulk volume at reasonable prices. The market for their products is also mainly in the southern parts of PRC. Meanwhile our supply sources, production facilities and customers are mostly in Northern PRC, where there is an abundant supply of non-genetically modified soybean. Generally speaking, there is a geographical division between the market for genetically modified soybean products and that for non-genetically modified soybean products. As a result, we generally do not have direct competition with our genetically modified counterparts.

Sales and Marketing

Apart from our high product quality, our marketing efforts have also contributed to our success in the PRC markets. Currently, our main method of selling our products is direct marketing, supplemented with indirect marketing. Given that we are located in the Heilongjiang province, we are in close proximity to our suppliers and customers and thus are able to communicate with them directly (as opposed to going through the Dalian Commodities Exchange).

We have sales offices in cooperation with distributors in many cities in the PRC with approximately 40 independent general distributors spread over approximately 24 provinces. These provinces include locations in the northeastern, northwestern and southern regions of the PRC. Furthermore, we have a dedicated in-house sales team with 10 salespersons. Their duties include monitoring the soybean industry, collecting market and price information, developing and managing distributors, providing recommendations for our marketing and sales strategy, pricing policies, and filling sales orders.

In addition to our direct marketing efforts in the PRC, and as part of our international expansion plans, we plan to appoint sales agents in North America, Europe, Russia, Japan, Korea and other countries in Southeast Asia in the future.

Advertising

We advertise our products through various forms of media, including billboards alongside highways. We now have our own business website at the domain name www.yanglin.com.cn.

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

Delivery of Products

Approximately 70% of our products are transported to our customers by railways due to our easy access to the PRC railroad network (see “Our Competitive Advantages”). The costs of transportation are borne by our customers and are pre-paid in advance of delivery of the products. The remainder of our products are collected by our customers at our facilities.

 Pricing and Terms

Prices of our products are determined based on the daily spot market price, which is determined by the average of ex-works prices of local producers and the quotation on commodities exchanges. Usually our customers are required to pay full retail price in cash in advance of delivery of their ordered products. Credit terms will only be granted to long-term customers, usually large distributors. Long-term customers constitute almost 90% of our customers in total, and we offer certain favorable treatments, if permitted, including priority in fulfilling orders, guarantee of railway delivery capacity. Since we are paid with cash in advance most of the time, there are almost no accounts receivables.

The current prices for our products, as of December 31, 2010 are (including value-added tax “VAT”):

Products	Price (USD/ton)
Soybean oil (Grade IV)	$1,160
Salad oil	$1,217
Soybean meal	$404
Low temperature soybean meal	$622
Squeezed soybean oil	$1,295
Concentrated soybean protein	$1,251

Note: the amounts are converted from RMB value using the year end rate of 2010, 1USD = 6.6118RMB

The price of soybean meal was $404 per ton at the end of 2010, a decrease of $70 per ton from $474 for the year ended December 31 2009. For the past few years, the price of soybean meal has been in the higher range, up to $680 per ton. The prices of our products are determined by taking into account the costs of labor as well as the seasonality of demand in the soybean market. Traditionally, the prices of our raw materials are  lowest during the soybean harvest period between October and December, as the supply is most abundant then. Our prices then usually peak from January to February due to the large demand during the Chinese New Year and Spring Festival holidays.

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

Employees

As of December 31, 2010, we currently had 472 employees, most of whom are involved in production and operations.

The functional breakdown of our full-time employees as of December 31, 2009 and 2010 was:

	FY2009	FY2010
Production and operations	291	330
Sales	10	10
Management	171	132
Total number of employees	472	472

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

We have a system of periodic performance reviews that are conducted annually.

 Insurance

We have the following major insurance policies:

Description of Policy	Term	Coverage ($)	Premium ($)	Insured
China Pacific People’s	November 3,	463,497	1.615	Machinery Equipment
Insurance(Group) Co. Ltd.,	2009 to
AHAE70002909Q000046S	November 2,
2010

Note: the amounts in the column Coverage are converted from RMB value using the yearly average rate of 2010, 1USD = 6.77875RMB.

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

In addition, we have been issued an ISO 9001-2000 Certificate by the Beijing Zhongjing Kehuan Quality Authorization Co. Ltd. and a Certificate of Class A Green Food by the PRC Center of Development of Green Food.

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

Item 1A. Risk Factors

An investment in our common stock is very risky. You should carefully consider the risk factors described below, together with all other information in this Annual Report on Form 10-K, before making an investment decision. If any of the following risks actually occurs, our business, financial condition or operating results could be materially and adversely affected. In such case, the trading price of our common stock could decline, and you may lose all or part of your investment. Additional risks and uncertainties not currently foreseeable to us may also impair our business operations.

Risks Related To Our Business

Our raw material supply is vulnerable to natural disasters, which could severely disrupt the normal operation of our business and therefore adversely affect our operations.

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

In order to grow our business and achieve higher profit margins, we have begun to construct new plants and add new equipment to manufacture value-added products such as squeezed oil, and concentrated soy protein. If the consumers do not accept our new products, the market for such products has not fully developed, or we do not have experienced sales personnel to market such products, we may not achieve the result as we expect and our business operation and financial conditions may be adversely affected.

Soybean prices fluctuate greatly. This may adversely affect our operations.

As a commodity, soybeans are subject to the price fluctuation of the commodity market in the PRC and indirectly to the international commodity market. For example, the soybean price went up from RMB 2.16 per 500 grams at the beginning of 2008 to RMB2.75 per 500 grams at the beginning of March 2008, then to RMB 2.70 per 500 grams in early July 2008 and went down to RMB 1.65 per 500 grams at the end of 2008, due to both the shortage in soybean supply caused by a severe drought in 2007 and farmers’ cutting growing areas of soybeans brought by the continuously low price level by the end of 2006.  In 2009, the soybean price fluctuated from RMB 1.67 per 500 grams at the beginning of the year, to RMB 1.87 per 500 grams at the end of the year. In 2010, the highest soybean price was REB 1.68 per 500 grams. If the soybean price increases significantly, we may have a problem caused by increased demand on working capital to satisfy the raw materials needs of our operations.

Our full capacity may be reached soon. Our growth may be impacted if we are not able to expand our capacity in the near future.

The designed capacity of our facilities is 520,000 tons per year and the maximum utilization rate for our industry is approximately 90%. We processed 357,400 tons of soybean in 2009 and we processed about 341,403 tons in 2010.We will soon need additional capacity to grow our business. If we are not able to build or acquire new facilities in near future, the growth of our business maybe adversely affected.

We may not be able to increase our sources for soybean supply. As a result, we may not be able to support our plan to increase production.

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

We have tried to mitigate the risks by paying attractive premiums to those farmers who will purchase “Yanglin” soybean seeds, cultivate and plant them and then sell the soybeans to us in order to guarantee our soybean supplies. However, if our competitors also pay premiums or even pay higher premiums to attract the suppliers, we may lose our advantage in purchasing price and lose some of our soybean supplies.

The soybean price is largely beyond our control and may be affected by natural disasters, supply competition and other factors.

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

Most land in the PRC is state-owned and land use rights may be granted, transferred, leased or allocated. Allocated land use rights are generally provided by the government for an indefinite period (usually to state-owned entities) and cannot be pledged, mortgaged, leased, or transferred by the user. , Allocated land can be reclaimed by the government at any time. The land occupied by our Factory No. 1 and No. 2 are allocated land and accordingly subject to the risk of being reclaimed. We are in the process of applying to change the type of the land use rights over Factory No. 2 to “transferred”. Although we believe that the risk of being reclaimed is very small because the government is encouraging the growth of our industry and the market economy system in general, and because the government has continued to support our business, we cannot guarantee that certain of our allocated  land will not be reclaimed in the future.

We may lose our advantages if there is emergence of new production technologies for other competitors.

Our business is dependent on our ability to utilize current technologies to produce high quality products with low cost. Currently, we employ advanced technologies available in our manufacturing process. However, newer and better manufacturing technologies may emerge. If we are unable to adapt the production processes to newer and more efficient manufacturing technologies that may be used by our competitors to manufacture products that are of higher quality or at a lower cost, we may lose market share and our financial performance may be adversely affected because we do not have the financial resources to build new facilities using such new technologies.

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

Our customers are mainly comprised of approximately 40 distributors of soybean oil and other soybean products, as well as soybean food product and animal feed manufacturers. Although our sales are widely diversified among our customers and our largest customer accounts for only 2.56% of our total sales, our top ten customers accounted for about 21.3% of our net sales in the year 2010. Dependence on a few customers could make it difficult to negotiate attractive prices for our products and could expose us to the risk of substantial losses if a single dominant customer ceases to purchase our products. If we lose any customers and are unable to replace them with other customers that would purchase a similar amount of our products, our revenues and net income would decline significantly.

Our product delivery is dependent upon the efficiency of the rail system and any disruption in the services or increase in transportation costs will have a material adverse impact on our operations.

Approximately 70% of our products are transported to our customers by rail. We are largely dependent upon the efficiency of the PRC’s rail system and network to deliver our products. Any disruption of their service will largely impact our ability to fulfill our orders on a timely basis and recognize revenue. In addition, any increase in transportation costs may deter our customers and lead them to source products from other nearby suppliers, thus negatively affecting our sales.

Potential environmental liability could have a material adverse effect on our operations and financial condition.

To the best knowledge of our management, we have complied with the prescribed standard of environment protection as evidenced by a certificate issued by the government. Although it has not been alleged by the government  that we have violated any current environmental regulations, we cannot assure you that the government will not amend the current environmental protection laws and regulations. Our business and operating results may be materially and adversely affected if we were to be held liable for violating existing environmental regulations or if we were to increase expenditures to comply with environmental regulations affecting our operations.

Inadequate funding for our capital expenditure may affect our growth strategy and profitability.

Our continued growth depends upon our ability to raise capital from outside sources. To maintain our profitability, we should increase the efficiency and achieve economies of scale in production of those low-margin products, and at the same time to develop those high-margin profit products. Adequate funding is needed to expand the production scale or develop new products. However, adequate funding is dependent upon a number of factors, including but without limitation, the nation’s or the world’s economy, our business condition, the financial environment as well as the relevant legal environment. If we are unable to obtain sufficient financing, our growth and profitability may be adversely effected.

The sales price fluctuation for our products is periodic, which could affect our financial results.

The prices of our products vary seasonably, among others, by the change of soybean supply and demand. Usually, our prices are lowest during the soybean harvest time between October and December and on the peak from January to February because of the Chinese New Year and Spring Festival. However, our prices are also subject to other conditions. As a result, we believe that period-to-period comparisons of our historical results of businesses are not necessarily meaningful and that you should not rely on them as an indication for future performance. It is also possible that our quarterly results of operations may be below the expectations of public market analysts and investors.

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

Due to the foregoing deficiencies and weaknesses in our disclosure controls and procedures and internal control over financial reporting, we may be unable to comply with the Sarbanes-Oxley Act’s internal controls requirements, and therefore may not be able to obtain the independent auditor certifications that the Sarbanes-Oxley Act requires publicly-traded companies to obtain.  As a result of any deficiencies and weaknesses, we may experience difficulty in collecting financial data and preparing financial statements, books of account and corporate records, and instituting business practices that meet international standards, failure of which may prevent us from accurately reporting our financial results or detecting and preventing fraud.

We depend on key personnel for our business operations, whose discontinuance could incur our high replacement cost.

Our future success depends substantially on the continued services of our executive officers, especially Mr. Shulin Liu, our chairman and chief executive officer, Mr. Zongtai Guo, our chief operating officer, and Ms. Molan Shangguan, our chief financial officer. If one or more of our key executive officers are unable or unwilling to continue in their present positions, we may not be able to replace them readily, if at all. Therefore, our business may be severely disrupted, and we may incur additional expenses and take additional time to recruit and retain new officers.

We may not be able to effectively protect our proprietary rights, which could harm our business and competitive position.

Our success depends, in part, on our ability to protect our proprietary rights. At present, we have registered the trademarks for “Yanglin” logo in the PRC which are currently used for all of our products. We cannot assure you that we will be able to effectively protect our trademarks in the future. Currently, implementation of PRC intellectual property-related laws has historically been lacking, primarily due to ambiguities in the PRC laws and difficulties in enforcement. Accordingly, intellectual property rights and confidentiality protections in the PRC may not be as effective as in the United States or other developed countries. Policing unauthorized use of proprietary technology is difficult and expensive, and we might need to resort to litigation to enforce our rights or defend us, or to determine the enforceability, scope and validity of our proprietary rights or those of others. Such litigation may require significant expenditure of cash and management efforts and could harm our business, financial condition and results of operations. An adverse determination in any such litigation will impair our intellectual property rights and may harm our business, competitive position, business prospects and reputation.

We may be exposed to intellectual property infringement and other claims by third parties, which, if successful, could cause us to pay significant damage awards and incur other costs.

While we believe that the technology we use is not protected by any patent or intellectual property rights, we face the risk of being the subject of intellectual property infringement claims. The validity and scope of claims relating to the manufacturing of soybean products may involve complex technical, legal and factual questions and analysis and, therefore, may be highly uncertain. The defense and prosecution of intellectual property suits, patent opposition proceedings and related legal and administrative proceedings can be both costly and time consuming and may significantly divert the efforts and resources of our technical and management personnel. An adverse determination in any such litigation or proceedings to which we may become a party could subject us to significant liability, including damage awards to third parties, require us to seek licenses from third parties, to pay ongoing royalties, or to redesign our products or subject us to injunctions preventing the manufacture and sale of our products. Protracted litigation could also result in our customers or potential customers deferring or limiting their purchase or use of our products until resolution of such litigation. Further, we do not have adequate product liability insurance coverage against defective products as our products are manufactured according to fairly basic formulas. Any disputes so far have been resolved through friendly negotiations. There can be no assurance that we will be able to resolve any future claims in such a manner.

Risks Related to Our Expansion

There can be no assurance that any plans for future expansion will be implemented or that they will be successful.

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

We may have difficulty expanding our sales network in domestic market or to explore new overseas market.

We intend to intensify our marketing efforts in the PRC by expanding existing sales and marketing network coverage to reach more areas by establishing more sales offices within the PRC and maybe in other countries such as Singapore, Malaysia, Canada and the United States. However, overseas consumers may not accept the value of non-generically modified soybean products and may not like to pay the premium for it. It also may be difficult to expand the sales channels in the PRC’s markets if we are unable to advertise our products through various forms of media. But the advertising in commercial magazines, popular newspapers or over the internet will enhance our sales costs.

Risks Related To Our Industry

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

The inability of the PRC government to keep the PRC a genetically modified-free soybean zone may eliminate our competitive edge and negatively impact our operations.

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

A conflict of interest exists as a result of Mr. Liu’s role as our chief executive officer and our majority shareholder, and his role as a majority shareholder of Yanglin and therefore Yanglin may not repay the loan to us which would cause disruption in our business and adversely affect our financial condition and result of operations.

Mr. Shulin Liu with his wife, Mrs. Huanqin Ding, beneficially own approximately 91% of our common stock through their 100% holding in Winner State (BVI). Mr. Liu is also our chief executive officer.  Mr. Liu with his wife beneficially own approximately 90% of Yanglin’s equity interest.  Thus, there is a conflict of interest as a result of Mr. Liu’s role as our chief executive officer and our majority shareholder, and his role as a majority shareholder of Yanglin.  As a consequence, Yanglin may not repay the loan made on September 24, 2007.  Even though we may choose to foreclose on the equity interests of Yanglin or all its assets and become the owner of Yanglin  under Article 1 of the Exclusive Purchase Option Agreement, there is the risk that the equity interests of Yanglin or all its assets will not be sufficient to repay the loan or that we may not be able to foreclose on the equity interests of Yanglin or all its assets at all, which would cause disruption in our business and adversely affect our financial condition and result of operations.

Recent PRC regulations relating to mergers and acquisitions of domestic enterprises by foreign investors may increase the administrative burden we face and create regulatory uncertainties.

On August 8, 2006, six PRC regulatory agencies, namely, the PRC Ministry of Commerce, the State-Owned Assets Supervision and Administration Commission, or SASAC, the State Administration for Taxation, the State Administration for Industry and Commerce, the China Securities Regulatory Commission, or CSRC and SAFE, jointly promulgated the Regulations on Mergers and Acquisitions of Domestic Enterprises by Foreign Investors, or the New M&A Rule, which became effective on September 8, 2006, and was amended on June 22, 2009. The New M&A Rule purports to require, among other things, offshore special purpose vehicles, or SPVs, formed for overseas listing purposes through acquisitions of PRC domestic companies at a consideration of the SPVs’ shares and directly or indirectly controlled by PRC companies or individuals to obtain the approval of the CSRC prior to publicly listing their securities on an overseas stock exchange.

On September 21, 2006, pursuant to the New M&A Rule and other PRC laws and regulations, the CSRC, in its official website, promulgated relevant guidance with respect to the issues of listing and trading of domestic enterprises’ securities on overseas stock exchanges (the “Related Clarifications”), including a list of application materials with respect to the listing on overseas stock exchanges by SPVs.

There are substantial uncertainties regarding the interpretation and application of the above rules, and CSRC has yet to promulgate any written provisions or formally to declare or state whether the overseas listing of PRC related company similar to the case of us shall be subject to the approval of CSRC.  If CSRC approval is required in connection with our listing, our failure to obtain or delay in obtaining such approval could result in penalties imposed by CSRC and other PRC regulatory agencies.  These penalties could include fines and penalties on our operations in China, restriction or limitation on remitting dividends outside of China, and other forms of sanctions that may cause a material and adverse effect to our business, operations and financial conditions.

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

Though usually the prices of our raw materials, especially soybeans, are determined by market mechanism, the PRC government may exercise significant influence over the prices through its policies. For example, from late 2008 to June 2009, the PRC government launched a national strategic reserve purchase of soybeans at a price that was over 10% higher than normal market price, to support Chinese soybean farmers and protect their interests, which were negatively affected by large imports of soybeans at a cheaper price. This measure effectively raised the market price and our costs of sales subsequently, and was a major reason for our material operational loss in 2009 and 2010. The PRC government may implement such or similar policies in the future, and as a result, our profitability could be adversely affected.

The PRC government exerts substantial influence over the manner in which we conduct our business activities.

The PRC only recently has permitted provincial and local economic autonomy and private economic activities. The PRC government has exercised and continues to exercise substantial control over virtually every sector of the PRC economy through regulation and state ownership. Our ability to operate in the PRC may be harmed by changes in its laws and regulations, including those relating to taxation, import and export tariffs, environmental regulations, land use rights, property and other matters. We believe that our operations in the PRC are in compliance with all applicable legal and regulatory requirements. However, the central or local governments of these jurisdictions may impose new, stricter regulations or interpretations of existing regulations that would require additional expenditures and efforts on our part to ensure our compliance with such regulations or interpretations. Accordingly, government actions in the future, including any decision not to continue to support recent economic reforms and to return to a more centrally planned economy, or regional or local variations in the implementation of economic policies, could have a significant effect on economic conditions in the PRC or particular regions thereof, and could require us to divest ourselves of any interest we hold in PRC properties.

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

Our common stock is subject to price volatility and may result in losses for investors.

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

Our common stock is quoted on the over-the-counter Bulletin Board (“OTCBB”). However, our bid and asked quotations have not regularly appeared on the OTCBB for any consistent period of time. There is no established trading market for our common stock and our common stock may never be included for trading on any stock exchange or through any other quotation system (including, without limitation, the NASDAQ Stock Market). You may not be able to sell your shares due to the absence of a trading market.

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

ITEM 1B. Unresolved Staff Comments.

None.

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

The following tables indicate the land area and annual production capacity of our production facilities:

Production
Facility	Area		Capacity
Factory No. 1	27,000 m	2	100,000
Factory No. 2	43,572 m	2	120,000
Factory No. 3	45,596 m	2	300,000

Annual			Annual
Production	Actual		Production	Actual
Capacity for	Output for		Capacity for	Output for
2009	2009	Utilization	2010	2010	Utilization
(Tons)	(Tons)	Rate for 2009	(Tons)	(Tons)	Rate for 2010
520,000	357,400	69%	520,000	341,403	66%

Note: The annual production capacity is based on 3 shifts (8 hours per shift) a day for 300 days a year.

We purchased the land use rights for the 45,596 m2 of land of Factory No. 3. The land use rights for Factory No. 1 and No. 2 are allocated by the local government at minimal cost.

Our machinery and equipment for soybean processing includes conveyor belt, sifting machines, dyers; steamer, crushers; flaking machines, extractors; distillers; packaging machines; and containers. Our machinery has been kept in good condition and is covered by property insurance.

All land in the PRC is owned by the government and cannot be sold to any individual or entity. Instead, the government grants or allocates landholders a “land use right.” There are four methods to acquire land use rights:
●	Grant of the right to use land;
●	Assignment of the right to use land;
●	Lease of the right to use land; and
●	Allocated land use rights.

In comparison with Western common law concepts, granted land use rights are similar to life estates and allocated land use rights are in some ways similar to leaseholds.

Granted land use rights are provided by the PRC government in exchange for a grant fee, and carry the rights to pledge, mortgage, lease, and transfer within the term of the grant. Land is granted for a fixed term - generally 70 years for residential use, 50 years for industrial use, and 40 years for commercial and other use. The term is renewable in theory. Unlike in Western nations, granted land must be used for the specific purpose for which it was granted.

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

In addition to the above mentioned land use rights, Yanglin has the following leased land use rights:

		Area (square	Total Rental Fee	Construction	Term and
Lessor	Location	meters)	(USD)	on Land	Expiration
Jixian Industrial Company	Jixian County Hedong District	27,000	1,346,164	Workshop, warehouse	December 4, 2001 - December 3, 2051

Hongtai Oil Factory	Jixian County, Shuangfu Road East	43,572.1	1,179,114	Workshop, warehouse	November 1, 2006 – October 30, 2056

Jixian County Government	Jixian County	45,596	1,419,170	Workshop, warehouse	September 6, 2005 – September 5, 2055

Wansheng Village Commission	Wansheng Village Oil Pump Station West, Daoban Dong Qiang	3,844.6	15,124	Farmland	October 19, 2003 - October 18, 2053

Wansheng Village Commission	Hatong Expressway North, Wansheng Village	16,643.7	15,104	Farmland	April 1, 2004 – December 31, 2028

Mr.Liu Fengyu, Ms. Tian Shubai	Jian San Jiang Administration Daxing Farm 24 Group Nan.	1,000,000	166,369	Farmland	January 1, 2005 - December 31, 2026

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

During 2009, the Group reviewed the idle production facility of Factory No. 1 for impairment and identified certain assets to be technologically outdated and thereby indicating a reduction in value. We expected to dispose of these assets during 2010 and believe the assets are carried at the net realizable value. In 2011, we plan to continue to seek a buyer and sell these assets to the highest bidder.

Item 3. Legal Proceedings

To our knowledge, there are no pending materials legal proceedings to which we or our properties are subject to. From time to time, we may be also involved in litigation arising in the normal course of our business.

Item 4. (Removed and Reserved)
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

	HIGH	LOW
2011
Second Quarter *	0.95	0.95
First Quarter	$1.00	$0.30

2010
Fourth Quarter	$1.00	$0.26
Third Quarter	$2.40	$1.01
Second Quarter	$2.65	$2.00
First Quarter	$3.00	$2.69

2009
Fourth Quarter	$3.25	$1.50
Third Quarter	$3.50	$2.75
Second Quarter	$4.90	$3.00
First Quarter	$5.00	$3.00

*Through April 8, 2011.

Shareholders

As of April 5, 2011, we have 20,465,119 shares of Common Stock issued and outstanding held by 304 holders of record (not including beneficial owners who hold shares at broker/dealers in “street name”) and 9,534,883 shares of Series A Preferred Stock issued and outstanding held by approximately 8 shareholders. We have authorized and issued 9,999,999 Series A Preferred Stock and authorized 10,000,000 Series B Preferred Stock, but have not issued any Series B Preferred Stock.

Dividend Policy

Our board of directors has not declared a dividend on our Common Stock during the last three fiscal years and we do not anticipate the payments of dividends in the near future, as we intend to reinvest our profits to grow operations. We rely on dividends from Yanglin for our funds and PRC regulations may limit the amount of funds distributed to us from Yanglin, which will affect our ability to declare any dividends.

Repurchases of Equity Securities

No repurchases of our common stock were made during the fourth quarter of the fiscal year covered by this report.

Recent Sales of Unregistered Securities

None.

Performance Graph

Not applicable to smaller reporting companies.

Item 6.   Selected Financial Data

As a smaller reporting company, we are not required to provide the information called for by Item 6 of Form 10-K.

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

Current Business Environment and 2011 Outlook

With respect to the overall business trends in 2011 and forward, statistics showed that the global economy has recovered gradually from recession since the second half of 2009. The growth rate of PRC’s GDP in the fourth quarter of 2010 was 9.8% (published on 20th January 2011 by the National Bureau of Statistics of China). As predicted by some economists, China’s economic development will stabilize in the future.

However, there are some factors that may impose unfavorable effects on our future operations, including:
●	The expected good harvest of genetically modified soybeans in US and South America in 2011, which may cause even larger import volume to the PRC, at lower prices.
●	Possible further appreciation of Renminbi against USD in the future, which may also reduce the import price of genetically modified soybeans.
●	The uncertainties in the subsidy and supporting policies of the PRC government regarding the domestic soybean industry.

In response, we will continue to lobby the PRC government to grant new supporting policies. Meanwhile, we will continue to take strict cost saving measures and maintain our production at a suitable level. We will actively observe the trends in our industry and in the general economy in order to capitalize any opportunity for our products. Over the long-term, we believe that we are well positioned to benefit from the growth opportunities in the PRC and throughout the world.

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

Processing capacity of soybean. Our current annual processing capacity for soybean is 520,000 metric tons. We processed approximately 341,403 metric tons in 2010. Production capacity is sufficient for current demand.

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

Market demand. Revenue growth potential depends on market demand for our products. We believe that high growth potential for our sales revenue exists due to several factors: 1) total market demand for our products exceeds current production levels; 2) our products are recognized as high quality; 3) we maintain excellent relationships with our customers; and 4) we generally sell almost all of our production volume.

Cost of Sales

Cost of sales generally consists of four parts: raw materials, labor, production overhead and manufacturing related depreciation. Raw materials refer mainly to soybeans and account for over 90% of the cost of sales. Labor costs are relatively low and comprise a very small portion of cost of sales. Production overhead includes auxiliary materials, utility expenses, machinery maintenance costs, inspection costs and other related expenses. Depreciation costs are applied to manufacturing facilities and equipment, such as production lines, steam generators, and factory buildings.

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

Output ratio and operating efficiency of production facilities. Output ratio is the ratio between the input of raw materials (mostly soybeans) and the output of finished products. The more units of finished products we can produce using a single unit of raw material, the higher the output ratio. As labor, production overhead and manufacturing related depreciation expenses are mostly fixed, generally speaking, the more we produce, the lower the unit cost. Our output ratio and operating efficiency are continuously improving due to the recent purchase and renovation of facilities and equipment, the enhanced competence and proficiency of our staff and the improvement of our management skills.

Government policy or direct purchase. Usually the price of soybean is determined by market mechanisms; however, government policy may have a significant impact. For example, the PRC government conducted a national strategic purchase two times from late 2008 to 2010 and effectively raised the purchase price of soybeans in the market by offering a price about 10% higher than normal market prices, to farmers. Such and similar actions of the government, granting various forms of subsidies to farmers, may materially increase our cost of sales.

Gross Loss

Gross Loss is the result of the combined effects of the following factors: (a) the selling price of our products, (b) the sales volume and the individual profit margin of each product, and (c) the cost of sales. As we are a middle stream processor, and the profit margin of middle stream processing is usually relatively stable, under normal circumstances our gross profit margin has ranged from 7% to 9%, based on previous experience through 2008. However, if exceptional circumstances exist, gross margin may be seriously affected. Due to extremely unfavorable environmental factors, such as the national purchase of soybean by the PRC government at higher than market price, and the low cost imports of soybean at large volumes, we suffered a gross losses in the years ended December 31, 2010 and 2009 (please refer to the discussion on results of operations below for details).

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

However, as Yanglin has been recognized as a Key Leading Enterprise in the Industrialization of Agriculture Industry by the PRC’s central government, Yanglin is entitled to a complete exemption from income taxes until June 2012. Our status is reviewed every two years, and the next review will be postponed by the government until the end of 2011, at which time it will evaluate our tax status for 2012 and 2013.

The Group is in a taxable loss position for 2010.  Therefore, even if Yanglin does not obtain tax exemption benefits, the group has no income tax expense for 2010.

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

Results of Operations

Year Ended December 31, 2010 Compared with Year Ended December 31, 2009

Our results of operations give effect to the restatement of previously issued consolidated financial statements as previously disclosed.

The following table shows the operating results for the years ended December 31, 2010 and December 31, 2009.

	The year ended	The year ended
	December 31,	December 31,
	2010	2009
Consolidated Statement of Operations	($)	($)
	(audited)	(audited)
Sales revenue, net	165,843,118	161,633,950
Cost of sales	(170,851,407)	(171,588,089)
Gross (loss) profit	(4,738,289)	(9,954,139)
Selling expenses	(262,016)	(247,301)
General and administrative expenses	(2,861,831)	(3,314,592)
Impairment loss of long-lived assets	(575,327)	(584,718)
(Loss) on disposal of property, plant and equipment	-	(230,104)
(Loss) income from operations	(8,437, 463)	(14,330,854)
Interest expense	(982,519)	(481,626)
Interest income	88,780	233,110
Stock exchange listing expense	-	-
Change in fair value of warrants	26,523,698	59,477,401
Other income, net	616	11,557
Income before income taxes	17,193,112	44,909,588
Income tax	-	-
Net income	17,193,112	44,909,588
Foreign currency translation adjustment	1,753,847	172,382
Comprehensive income	18,946,959	45,081,970

Net Sales

	For The Year Ended December 31,		Period to Period Change
Item	2010 ($)	2009 ($)	($)%
Soybean meal	97,291,784	101,609,014	(4,317,230)	-4.25%
Soybean oil	47,049,631	43,008,806	4,040,825	9.40%
Salad Oil	8,917,306	8,057,047	860,259	10.68%
Squeezed oil	1,312,731	1,077,066	235, 665	21.88%
Soy protein concentrates	2,248,130	1,552,650	695,480	44.79%
Low-temp soy meal	9,023,536	6,329,367	2,694,169	42.57%
Total Net Sales	165,843,118	161,633,950	4,209,168	2.6 0%

Net sales were $165,843,118 for the year ended December 31, 2010, an increase of $4,209,168 or 2.6% from $161,633,950 for the year ended December 31, 2009. Although the revenue of soybean meal dropped period over period at rate of 4.25%, the soy protein concentrates and low-temp soy meal increased at rates of 44.79% and 42.57%. This was mainly due to the company’s focus on developing the markets for deep-processed products.

In 2010, after the global economic crisis, the index of commodity selling prices suffered a rise for most of the categories of commodities, including food. According to data provided by the PRC State Statistics Agency, from January 2010 to December 2010, the index of retail prices of food, as compared to the same month a year before, was well over 100, the lowest being 104.2 in January 2010, and over 105 the rest of the year. This trend had a positive effect on the selling prices of our products. However, the average selling price of soybean meal decreased by 1.13% in 2010, and 250,406 tons of soybean meal were sold (approximate 77% of total output), resulting in negative growth rates of -4.28%. The average selling price of soybean oil and salad oil increased by 15.22% and 12.32% in 2010.

The PRC has long been importing large volumes of genetically-modified (GM) soybeans from US and South America, and such imports reached new peaks from the end of 2009 through 2010. The Chinese Ministry of Commerce estimated that the aggregate import volume would reach over 50 million tons in 2010, an increase of 17.6% over that of 2009, while the United States Department of Agriculture estimated in September 2010 that the import volume of GM soybeans of China would reach 55 million tons by the end of 2010. During the year the imported beans were usually sold at prices lower than that of domestically produced soybeans, representing a low cost alternative for domestic processors which previously used domestic beans as raw materials. Importation of GM soybeans significantly influenced price levels in the PRC’s domestic market for soybean products.

Cost of Sales and Gross Loss

	For The Year Ended December 31,				Period to Period
	2010	% of Sales	2009	%of Sales	Change
	($)	Revenue	($)	Revenue	($)%
Soybean meal	(101,732,283)	104.56%	(107,526,472)	105.8%	5,794,189	-5.39%
Soybean oil	(47,354,676)	100.65%	(45,624,063)	106.1%	(1,730,613)	3.79%
Salad Oil	(9,064,719)	101.65%	(8,445,044)	104.8%	(619,675)	7.34%
Squeezed oil	(1,353,716)	103.12%	(1,177,013)	109.3%	(176,703)	15.01%
Soy protein concentrates	(2,231,248)	99.25%	(1,760,367)	113.4%	(470,881)	26.75%
Low-temp soy meal	(8,844,765)	98.02%	(7,055,130)	111.5%	(1,789,635)	25.37%
Cost of Sales	(170,581,407)	102.9%	(171,588,089)	106.2%	1,006,682	-0.59%

Soybean meal	(4,440,499)	-4.56%	(5,917,458)	-5.8%	1,476,959	-24.96%
Soybean oil	(305,045)	-0.65%	(2,615,257)	-6.1%	2,310,212	-88.34%
Salad Oil	(147,413)	-1.65%	(387,997)	-4.8%	240,584	-62.01%
Squeezed oil	(40,895)	-3.12%	(99,947)	-9.3%	58,962	-58.99%
Soy protein concentrates	16,882	0.75%	(207,717)	-13.4%	224,599	-108.13%
Low-temp soy meal	178,771	1.98%	(725,763)	-11.5%	904,534	-124.63%
Gross Loss	(4,738,289)	-2.9%	(9,954,139)	-6.2%	5,215,850	-52.40%

Our cost of sales for the year ended December 31, 2010 decreased by $1,006,682 or 0.59% as compared to the year ended December 31, 2009, from $171,588,089 to $170,581,407; while the ratio of cost as a percentage to net sales decreased from 106.2% to 102.9% over the same period. We recorded a gross loss of $4,738,289 in the year ended December 2010. Compared to a gross loss of $9,954,139 in the year ended December 31, 2009, the gross loss decreased by $5,215,850, and our gross profit margin increased from -6.2% to -2.9% over the period.

The importation of soybeans from the US and South America has effectively kept prices in the PRC’s domestic market for soybean products at low levels, as the products made from GM imported beans can be sold at much lower prices than their domestic equivalents (please refer to the section “Net Sales” above for details).

In response to the negative effect on PRC soybean farmers of large levels of imports at low prices, the PRC government launched a national strategic reserve purchase from late 2008 to 2010, especially in Heilongjiang, in order to maintain prices of domestic non-GM soybeans and to protect the interests of domestic farmers. The highest price offered by the government was over 10% higher than the normal market price in our local area, thus forcing our cost of raw materials to rise significantly.

The above environmental factors negatively affected our gross profit margin from both cost and sales price perspectives, creating a gross loss. To counter the current difficulties, we have undertaken a series of measures, including purchasing soybeans with higher water content (which may be cheaper), implementing strict cost-saving policies, lowering production capacity utilization ratio, granting many employees temporary non-paid vacations.

Based on our current knowledge, we expect the situation to improve in the following months, as we believe it’s highly unlikely that the PRC government will implement the kind of national purchase as mentioned above in 2011 and beyond. Because the government has failed to sell, through a series of auctions, the soybean inventories it built up during the national purchase launched in late 2008 it’s reasonable to say there are great restraints on the government’s intention, ability and resources to conduct further purchases. However, the effects of these factors may be offset by the following factors, including but not limited to: the reduction in production volume of the PRC domestic soybean due to unfavorable weather, the increase in soybean output of United States and South America, which may mean more imports to the PRC, the change in the exchange rate between RMB and USD.

Operating Expenses

	For The Year Ended December 31,				Period to Period
	2010	% of Sales	2009	% of Sales	Change
	($)	Revenue	($)	Revenue	($)%
Selling Expenses	(262, 016)	0.16%	(247,301)	0.2%	(14,715)	5.95%
General & Administrative Expenses	(2,861,831)	1.73%	(3,314,592)	2.1%	452,761	-13.67%
Impairment loss of long-lived assets	-	-	(584,718)	-	584,718	-100%
Impairment loss on Assets held for sale	(575,327)	-	-	-	(575,327)	100%
Loss on disposal of property, plant and equipment	-	-	(230,104)	0.1%	230,104	-100%
Total Operating Expenses	(3,699,174)	2.23%	(4,376,715)	2.7%	677,541	-15.48%

Selling expenses for the year ended December 31, 2010 increased by $14,715 or 5.95% as compared to the year ended December 31, 2009. This increase was mainly due to the rise in environment, entertainment, and communication. As a percentage of net sales revenue, selling expenses were 0.16%.

General and administrative expenses for the year ended December 31, 2010 decreased by $452,761 or 13.67% over the year ended December 31, 2009. This decrease was mainly due to the decrease listing in the US expense. As a percentage of net sales, general and administrative expenses decreased from 2.1% for the year ended December 31, 2009 to 1.73% for the year ended December 31, 2010.

During the year ended December 31, 2009, the company determined that the salad oil production line in Plant 1 was technologically outdated. Management plans to sell these assets in 2010 were unsuccessful. Therefore, the company recorded an impairment charge related to assets held for sales of $575,327 for the year ended December 31, 2010.

Loss from Operations and Net Income

	For The Year Ended December 31,				Period to Period
	2010	% of Sales	2009	%of Sales	Change
	($)	Revenue	($)	Revenue	($)%
Loss from operations	(8,437,463)	-5.09%	(14,330,854)	-8.9%	5,893,391	-41.12%
Stock exchange listing expense			-)		-	-%
Interest expense	(982,519)	-0.59%	(481,626)	-0.3%	(500,893)	104.0%
Interest income	88,780	0.05%	233,110	0.1%	(144,330)	-61.91%
Other income	616	0.0%	11,557	0.0%	-10,941	-94.67%
Changes in fair value of warrants	26,523,698	15.99%	59,477,401	36.8%	(32,953,703)	-55.41%
Income tax	-	-	-	-	-	-
Net income	17,193,112	10.37%	44,909,588	27.8%	(27,716,476)	-61.72%

Net income decreased by 61.72% from $44,909,588 in 2009 to $17,193,112 in 2010. Income from operations increased by 41.12% or $5,893,391, to a loss of $8,437,463 for the year ended December 31, 2010, as compared to a loss of $14,330,854 for the year ended December 31, 2009. The sales revenue and gross margin increased compared to 2009. Consequently, operating margin increased from negative 8.9% to negative 5.09%.

Interest expenses increased by 104.40% from the year ended December 31, 2009 to the year ended December 31, 2010. As a percentage of net sales, interest expense was 0.59% for the year ended December 31, 2010. The changes were mainly caused by a rise in the short-term loans from the bank and the increase in interest rates of bank loans. The company has no income tax expense in 2010 due to a net taxable operating loss.

Earnings Per Share

	Year Ended December 31,
	2010	2009
	Audited	Audited
Net Income for Basic Earnings Per Share	$17,193,112	$44,909,588
Basic Weighted Average Number of Shares	20,465,119	20,178,404
Net Income per Share – Basic	0.84	2.23
Net Income for Diluted Earnings Per Share	17,193,112	44,909,588
Diluted Weighted Average Number of Shares	30,000,558	31,642,380
Net Income per Share – Diluted	0.57	1.42

Basic and diluted earnings per share (EPS) for the year ended December 31, 2010 were $0.84 and $0.57.

Liquidity and Capital Resources

Generally, we finance our business with cash flow from operations and short-term bank loans and we use shareholders’ equity investments and retained earnings to meet capital expenditures.

Working capital is current assets less current liabilities, and our operational cash demand consists mainly of raw materials purchases, salaries, production overhead (auxiliary materials, utilities) and financing expenses, of which raw materials (soybean) purchases comprise the majority.

Because we usually pay cash to our suppliers upon purchase of soybeans, there is a higher than normal need for cash around harvest season. Our pattern of operations is as follows: (i) we will keep a large cash reserve until early October, which is harvest time, and take short-term loans from banks at that time (ii) we will build up a substantial inventory of soybeans so that for the period through the end of the year and for the following half year, we will have sufficient raw materials to maintain operations and convert finished products to cash, and (iii) we will repay the short-term loans by the end of July or August the following year.

Currently we have a credit line of up to RMB 493 million, or about USD 73 million, based on our credit rating of A, granted by the Agricultural Development Bank. We believe that this will be sufficient for our future working capital needs at current operation and capacity levels, for the next twelve months.

The material terms of the credit line are:
1.	The term of the credit line is one year.
2.	Circumstances under which the funds can be borrowed: The funds provided by this credit line can be used to purchase soybean crops.
3.
Additional approvals that may be required: When Yanglin applies to actually use the funds, the bank confirms the conditions and/or circumstances of the loan, and reports to the appropriate higher level within the bank to verify, examine and approve such applications, before actually releasing any funds to Yanglin under the maximum credit line.

4.
The interest rate is 5.56%, subject to adjustment. When the People’s Bank of China adjusts the interest rate of loans, the bank has the right and discretion to adjust the interest rate of loans accordingly.

5.	The loans would be secured by Yanglin’s assets, i.e., building, machinery and land use rights.
6.	Other material terms are: Secured loan shall have preference over credit loan; The Company shall purchase insurance for pledged assets, with the bank having first priority.

Our operational cash requirements may be influenced by many factors, including the fluctuation of raw material prices, cash flow, competition, relationships with suppliers or customers and the availability of credit facilities and financing alternatives. Under the current operating level, we can satisfy this demand with short-term loans from banks, under the credit line and our own cash reserves, within the next twelve months.

The Year Ended December 31, 2010 Compared with the Year Ended December 31, 2009

Operating Activities

Cash used in operating activities for the year ended December 31, 2010 was $19,631,666, while cash used in operating activities for the year ended December 31, 2009 was $7,906,192. The difference was a result of many factors, the most important of which was a net operating loss along with an increase in advance to suppliers.

Our cash flows are stable, as we sell primarily on a cash basis, with negligible trade receivables, and usually sell our products a few days after they are produced.

Investing Activities

Net cash used in investing activities for the year ended December 31, 2010 was $971,598, compared to $87,420 for the year ended December 31, 2009. The major reason for this change was that we made payments for a construction project balance due.

Financing Activities

Net cash provided by financing activities was $8,962,161 for the year ended December 31, 2010, compared to net cash used in financing activities of $12,361,992 for the year ended December 31, 2009. The amount of net cash provided for the year ended December 31, 2010 includes $32,601,881of new bank loans for working capital needs, $25,078,370 of repayment for bank loans and about $1.51 million in restricted cash.

Loans

We had short-term bank loans of $23,594,180 at December 31, 2010, as compared to $20,476,218 at December 31, 2009. These loans are used to satisfy working capital needs, mainly related to the purchase of raw materials.

The balance of our long-term bank loan was approximately $4,083,608 on December 31, 2010, while at the end of 2009 there was no long-term bank loan. The change was the result of a new long-term loan in 2010 mainly used to upgrade soybean protein and expand storage capacity.

Commitments and Contingencies

We have no future cash commitments or contingent liabilities as at December 31, 2010.

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

During the year ended December 31, 2010, there were no material changes to these policies.

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

Recent Accounting Pronouncements

ASC Update (“ASU”) No. 2010-01, Equity (Topic 505): Accounting for Distributions to Shareholders with Components of Stock and Cash. This update clarifies that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in earnings per share prospectively and is not a stock dividend. This ASU codified the consensus reached in EITF Issue No. 09-E “Accounting for Stock Dividends, Including Distributions to Shareholders with Components of Stock and Cash”. ASU 2010-01 is effective for interim and annual periods ending on or after December 15, 2009, and should be applied on a retrospective basis. The adoption of this update did not have any material impact on the Company’s financial statements.

ASC Updated (“ASU”) No. 2010-02, Consolidation (Topics 810) – Accounting and Reporting for Decreases in Ownership of a Subsidiary - A Scope Clarification.  This update provides guidance for non-controlling interests and changes in ownership interests of a subsidiary. An entity is required to deconsolidate a subsidiary when the entity ceases to have a controlling financial interest in the subsidiary. Upon deconsolidation of a subsidiary, an entity recognizes a gain or loss on the transaction and measures any retained investment in the subsidiary at fair value. The gain or loss includes any gain or loss associated with the difference between the fair value of the retained investment in the subsidiary and its carrying amount at the date the subsidiary is deconsolidated. In contrast, an entity is required to account for a decrease in its ownership interest of a subsidiary that does not result in a change of control of the subsidiary as an equity transaction.  The adoption of this update did not have any material impact on the Company’s financial statements.

ASC Update (“ASU”) No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. This update requires some new disclosures and clarifies some existing disclosure requirements about fair value measurement as set forth in Codification Subtopic 820-10. The FASB’s objective is to improve these disclosures and, thus, increase the transparency in financial reporting. Specifically, ASU 2010-06 amends Codification Subtopic 820-10 to now require:

•	A reporting entity should disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers; and

•	In the reconciliation for fair value measurements using significant unobservable inputs, a reporting entity should present separately information about purchases, sales, issuances, and settlements.

In addition, ASU 2010-06 clarifies the requirements of the following existing disclosures:

•
For purposes of reporting fair value measurement for each class of assets and liabilities, a reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities; and

•	A reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements.

ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. Early application is permitted.

ASC Update (“ASU”) No. 2010-09, Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements. This update is to remove the requirement for an SEC filer to disclose a date through which subsequent events have been evaluated in both issued and revised financial statements. Revised financial statements include financial statements revised as a result of either correction of an error or retrospective application of U.S. GAAP. The FASB also clarified that if the financial statements have been revised, then an entity that is not an SEC filer should disclose both the date that the financial statements were issued or available to be issued and the date the revised financial statements were issued or available to be issued. The FASB believes these amendments remove potential conflicts with the SEC’s literature.
In addition, the amendments in the ASU requires an entity that is a conduit bond obligor for conduit debt securities that are traded in a public market to evaluate subsequent events through the date of issuance of its financial statements and must disclose such date. All of the amendments in the ASU were effective upon issuance (February 24, 2010) except for the use of the issued date for conduit debt obligors. That amendment is effective for interim or annual periods ending after June 15, 2010.

ASC Update (“ASU”) No. 2010-10, Consolidation (Topic 810): Amendments for Certain Investment Funds. This update is to defer the effective date of certain amendments to the consolidation requirements of FASB Accounting Standards CodificationTM (Codification) Topic 810, Consolidation, resulting from the issuance of FASB Accounting Standard No. 167, Amendments to FASB Interpretation 46(R). Specifically, the amendments to the consolidation requirements of Topic 810 resulting from the issuance of Statement 167 are deferred for a reporting entity’s interest in an entity:

•	That has all the attributes of an investment company; or

•	For which it is industry practice to apply measurement principles for financial reporting purposes that are consistent with those followed by investment companies.

The ASU does not defer the disclosure requirements in the Statement 167 amendments to Topic 810. The amendments in this ASU are effective as of the beginning of a reporting entity's first annual period that begins after November 15, 2009, and for interim for interim periods within that first annual reporting period. Early application is not permitted.

ASC Update (“ASU”) No. 2010-13, Compensation – Stock Compensation (Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades. This update is to codify the consensus reached in EITF Issue No. 09-J, “Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades.” The amendments to the Codification clarify that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity shares trades should not be considered to contain a condition that is not a market, performance, or services condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. The adoption of this update did not have any material impact on the Company’s financial statements.

ASC Update (“ASU”) No. 2010-21, Accounting for Technical Amendments to Various SEC Rules and Schedules. This update amends various SEC paragraphs in the FASB Accounting Standards Codification pursuant to SEC Final Rule, “Technical Amendments to Rules Forms, Schedules and Codification of Financial Reporting Policies”. The adoption of this update did not have any material impact on the Company’s financial statements.

ASC Update (“ASU”) No. 2010-22, Accounting for Various Topics. This update amends various SEC paragraphs in the FASB Accounting Standards Codification based on external comments received and the issuance of Staff Accounting Bulletin (SAB) No. 112 which amends or rescinds portion of certain SAB topics. SAB 112 was issued to bring existing SEC guidance into conformity with ASC 805 “Business Combination” and ASC 810 “Consolidation”. The adoption of this update did not have any material impact on the Company’s financial statements.

ASC Update (“ASU”) No. 2010-29, Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations. This update reflects the decision reached in EITF Issue No. 10-G. The amendments in this ASU affect any public entity as defined by Topic 805, Business Combinations, that enters into business combinations that are material on an individual or aggregate basis. The amendments in this ASU specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments also expand the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendments are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Early adoption is permitted.

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

The following tables summarize our contractual obligations as of December 31, 2010, and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

Payments due by period
Contractual obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt Obligations	$5,605,687	$1,265,189	$2,817,559	$1,471,955	$50,984
Capital Lease Obligations	-	-	-	-	-
Operating Lease Obligations	-	-	-	-	-
Purchase Obligations	-	-	-	-	-

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Market Risk Factors

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

Foreign Currency Risk

Our business is operated in the PRC, and its value is effectively denominated in Renminbi. The fluctuation of foreign exchange rate between U.S. dollars and Renminbi could affect the value of our common stock. Our revenues and expenses are primarily denominated in Renminbi, and so our exposure to foreign exchange risks should generally be limited. We do not have material monetary assets and liabilities denominated in U.S. dollars, although to the extent that we do in the future, the fluctuation of foreign exchange rate would affect the value of these monetary assets and liabilities denominated in U.S. dollars. Generally, appreciation of Renminbi against U.S. dollars will devalue the assets and liabilities denominated in U.S. dollar, while devaluation of Renminbi again U.S. dollars will appreciate the assets and liabilities denominated in U.S. dollar. In the PRC, very limited hedging transactions are available to reduce our exposure to exchange rate fluctuations. To date, we have not entered into any hedging transactions in an effort to reduce our exposure to foreign currency exchange risk. While we may decide to enter into hedging transactions in the future, the availability and effectiveness of these hedges may be limited and we may not be able to successfully hedge our exposure at all.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

None.

Item 8. Financial Statements and Supplementary Data

Please refer to Item 15 “Exhibits and Financial Statement Schedules” of this annual report.

Item 9.  Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

On October 5, 2010, we dismissed our independent registered public accounting firm, UHY LLP (“UHY”) from its engagement with the Company, effective immediately. There were no disagreements between the Company and UHY on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, from the time of UHY’s engagement up to the date of dismissal which disagreements that, if not resolved to UHY’s satisfaction, would have caused UHY to make reference to the subject matter of the disagreement in connection with its report issued in connection with the audit of the Company’s financial statements.  None of the reportable events described under Item 304(a)(1)(v)(A)-(D) of Regulation S-K occurred within the fiscal year of the Company ended December 31, 2009 and subsequently up to the date of dismissal.  The audit report of UHY on the financial statements of the Company as of December 31, 2009 did not contain any adverse opinion or disclaimer of opinion, and such audit report was not qualified or modified as to uncertainty, audit scope or accounting principles.

On October 5, 2010, we appointed Albert Wong & Co. as our new independent registered public accounting firm. The change in independent registered public accounting firm was ratified by our Audit Committee on October 11, 2010.

Item 9A(T). Controls and Procedures

Our management does not expect that our disclosure controls or our internal controls over financial reporting will prevent all error and fraud. A control system, no matter how well conceived and operated, can provide only reasonable, but no absolute, assurance that the objectives of a control system are met. Further, any control system reflects limitations on resources, and the benefits of a control system must be considered relative to its costs. These limitations also include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of a control. A design of a control system is also based upon certain assumptions about potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected.

(a)	Disclosure Controls and Procedures

As required by Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act, our management has carried out an evaluation, with the participation and under the supervision of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2010. Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating and implementing possible controls and procedures. Management conducted its evaluation of disclosure controls and procedures under the supervision of our chief executive officer and our chief financial officer. Based upon, and as of the date of this evaluation, our chief executive officer and chief financial officer concluded that, as of December 31, 2010, our disclosure controls and procedures were not effective due to the material weaknesses and significant deficiencies in our internal control over financial reporting described below.

(b)	Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act. Our management is also required to assess and report on the effectiveness of our internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”).   Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2010.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework.  Based on our evaluation, our principal executive officer and principal financial officer have concluded that as of December 31, 2010, our internal control over financial reporting was not effective due to the identification of the following material weaknesses:

A.
No mechanism had been established for directors and management of the Company to make declarations in relation to related parties and any conflicts of interest regarding the Company's operations that they may have.

B.	There was no internal audit exercises performed, nor did the Company have formal policies and plan for regular internal audit exercise.
C.	The Company did not maintain personnel with a sufficient level of accounting knowledge, experience and training in the application of US GAAP and SEC requirements.

Management’s Remediation, Initiatives and Interim Measures

To remediate the situation, the Company will implement a system for directors and management to make annual declaration as to whether or not we have or are aware of any related parties and conflicts of interest, and to provide information on any such cases.

The Company will establish an Internal Audit Department to perform internal audit and to identify the risk of non-compliance with the Company’s policies at an early stage.

The Company will engaged Chinese professional accounting consulting firm to provide training to our own accounting staff on the selection and application of U.S. GAAP and related SEC disclosure requirements. There will be significant costs involved for engaging professional accounting training and educating our accounting staffs.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.

Auditor Attestation

This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

(c) Changes in Internal Controls over Financial Reporting

During the year ended December 31, 2010, there was no other change in our internal controls over financial reporting, except as described above, that has materially affected, or that is reasonably likely to materially affect, our internal control over financial reporting.

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control systems are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected. Such limitations include the fact that human judgment in decision-making can be faulty and that breakdowns in internal control can occur because of human failures, such as simple errors or mistakes or intentional circumvention of the established process.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Our Directors and Executive Officers

We have provided below certain information about our executive officers and directors. Our directors serve one-year terms or until their successors are elected. Officers serve at the discretion of the board of directors.

Name	Age	Position	Director Since
Shulin Liu	48	Chief Executive Officer/Director	July 2001
Shaocheng Xu(1)	40	Chief Financial Officer	March 2007
Molan Shangguan(2)	30	Chief Financial Officer	December 2010
Zongtai Guo	54	Director and Chief Operating Officer	March 2006
Albert McLelland (3)(4)(5)	52	Director	March 2009
Michael Marks (3)(4)(5)	39	Director	March 2009
Xiao Feng (3)(4)(5)	53	Director	March 2009
Yulin Liu	52	President and General Manager of Heilongjiang Yanglin Soybean Group Co. Ltd
Shuhua Xia	57	Accounting Supervisor of Heilongjiang Yanglin Soybean Group Co. Ltd

(1) Mr. Shaocheng Xu resigned from his position as the Chief Financial Officer of the Company on December 25, 2010.
(2) Ms. Molan Shangguan was appointed as the Chief Financial Officer of the Company on December 25, 2010.
(3) Serves as a member of the Audit Committee.
(4) Serves as a member of the Compensation Committee.
(5) Serves as a member of the Nominating and Corporate Governance Committee.

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

Shaocheng Xu Previously, he worked as a financial consultant in Dow Jones Business Consultants, Inc. from August 2006 to March 2007 and as the Internal Control Supervisor at Citigroup Asia Pacific Operations Center from July 2005 to August 2006. From September 2004 to July 2005, he was studying for a Master of Professional Accounting at Shanghai University of Finance and Economics. From September 2001 to August September 2004, he was the corporate management coordinator for United Automotive Electronics Systems Co., Ltd. From August 1999 to September 2001, he worked as a senior customer services representative in Shanghai Eastern Rohm and Haas Corp. From July 1997 to August 1999, he was the Manager Assistant in Shanghai Foreign Aviation Corp. Mr. Xu received his Bachelor of Arts in English from Foreign Affairs College of China in 1997. He has acquired the degree of Master of Professional Accounting (MPAcc), and will also soon be qualified as a Professional Accountant with the Association of Chartered Certified Accountants (ACCA) of the United Kingdom.

Molan Shangguan was appointed as Yanglin’s Chief Financial Officer in December 2010. Previously, she worked as a senior manager in Vocation International CPA Co., Ltd. from March 2007 to November 2010 and as the auditor assistant to manager at Vocation International CPA Co., Ltd. from July 2003 to March 2007. From September 1999 to June 2003, she was studying for a Bachelor of Management Major in CPA at Zhongnan University of Economics and Laws. She has acquired the Certified Internal Auditor (CIA).

Zongtai Guo, joined Yanglin as its Vice President and Chief Operating Officer in 2006. Mr. Guo is responsible for sales and operations and assists Mr. Shulin Liu, Yanglin’s Chief Executive Officer, in the strategic planning and the development of Yanglin. Prior to joining Yanglin, Mr. Guo was the Vice President of Qingdao Haoke Family Products Company (daily housekeeping products company, such as soap and detergent) between 2004 and 2005.From 2001 to 2004, he was an Assistant Manager at Heilongjiang Sanjiang Food Company (manufacturing soybean products). He also worked in Shanghai Yikun Food Company as its General Manager from 1999 to 2001. From 1994 to 1999, Mr. Guo worked in various companies such as Hainan Longhua Company, China Xingnan Company and Heilongjiang Eight One Farm University as their Finance Manager. He graduated from Bayi Agriculture Development University of Heilongjiang Province with a degree in Enterprise Management and became a qualified accountant in the PRC in 1993.

Mr. Albert McLelland was appointed as independent director since March 2009. He has been senior managing director of AmPac Strategic Capital LLC (AmPac) since 2003. He is also a founder and managing director of AmPac-TDJ LLC. Prior to founding AmPac, Mr. McLelland was responsible for cross-border transactions practice of PricewaterhouseCoopers’ (PwC) Financial Advisory Services. Mr. McLelland possesses extensive investment and merchant banking experience. He has built two Asian based financial service firms in 1980-1990’s. He also ran corporate finance at CEF Taiwan Limited. Mr. McLelland began his investment banking career at Shearson Lehman underwriting bond issues. Mr. McLelland holds an MBA degree from the University of Chicago and a Master of International Affairs from Columbia University. He did his undergraduate studies at the University of South Florida and also studied Mandarin at the National Normal University in Taiwan.

Mr. Michael Marks has served as independent director since March 2009. Until December 2007 he was a managing director and principal of Sonnenblick Goldman Asia Pacific Limited. Until July 2009, Mr. Marks was the President and Director of Middle Kingdom Alliance Corp., a Special Purpose Acquisition Corporation, which invested in and merged with Pypo Digital Company Limited.  Mr. Marks continues to serve as a director of the board of the newly merged company, Funtalk China Holdings Limited (NASDAQ: FTLK). Mr. Marks is currently audit committee chairman and independent director of China Yida Holding, Co. (NASDAQ: CNYD) and Shengkai Innovation, Inc. (NASDAQ: VALV), and Jiangbo Pharmaceuticals, Inc. (NASDAQ: JGBO), and is also independent director and audit committee member of China Housing and Land, Inc. (NASDAQ: CHLN). Previously, Mr. Marks served as a director of Horwath Asia Pacific from January 2002 to December 2005 and was the Chief Executive Officer and Director at B2Gglobe (Pty) Limited from May 2001 to December 2002. Mr. Marks received both Bachelors and Masters Degrees in Commerce from the University of the Witwatersrand in Johannesburg, South Africa in 1994 and 1997, respectively, and also received a Bachelor’s Degree in Psychology from the University of South Africa in 1998. In 1997, Mr. Marks qualified as a Chartered Accountant in South Africa, and in 1999 as a Fellow of the Association of International Accountants in the United Kingdom.

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

Director Qualifications

We seek directors with established strong professional reputations and experience in areas relevant to the strategy and operations of our businesses.  We seek directors who possess the qualities of integrity and candor, who have strong analytical skills and who are willing to engage management and each other in a constructive and collaborative fashion.  We also seek directors who have the ability and commitment to devote significant time and energy to service on the Board and its committees.  We believe that all of our directors meet the foregoing qualifications.

Certain of our directors have strong technological backgrounds that are relevant to our industry.  Certain of our directors have backgrounds in accounting, public company reporting, compliance and management.  We believe that the backgrounds and skills of our directors bring a diverse range of perspectives to the Board.

The Nominating and Corporate Governance Committee and the Board believe that the leadership skills and other experiences of its Board members, as described below, provide the Company with a range of perspectives and judgment necessary to guide our strategies and monitor their execution.

Shulin Liu:  Mr. Liu has extensive PRC business experience and being a founder of the Company has enabled him to lead the Board throughout the development of the Company.

Albert McLelland:  Mr. McLelland has strong academic background and extensive experience in reviewing financial results of companies as an investor together with his exposure in other boards of US companies enables him to be an effective director and to take up the responsibility as the chairman of our Audit Committee since the Company’s listing in the United States.

Xiao Feng:  Mr. Feng served as the President of Soybean Research & Development Center of Heilongjiang Province in China and his extensive research with agriculture companies in the China enables him to contribute significantly to the Board and to take up the responsibility of chairmanship of our Nomination and Corporate Governance Committee.

Michael Marks: Mr. Marks experience in corporate finance in the United States and his extensive experience with public companies in the United States enables him to contribute significantly to the Board and to take up the responsibility of chairmanship of our Compensation Committee.

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

Involvement in Certain Legal Proceedings

Our directors and executive officers have not, during the past ten years:

•	had any bankruptcy petition foiled by or against any business of which was a general partner or executive officer, either at the time of the bankruptcy or within two years prior to that time;

•	been convicted in a criminal proceeding and is not subject to a pending criminal proceeding;

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

Board of Directors

Meetings of the Board of Directors and Committees

The Board of Directors held 2 meetings during 2010. The Audit Committee held 2 meetings in 2010. The Compensation Committee held no meetings in 2010. The Nominating and Corporate Governance Committee held no meetings in 2010. Each director is expected to attend meetings of our Board of Directors and meetings of committees of our Board of Directors of which he is a member, and to spend the time necessary to properly discharge his respective duties and responsibilities. No director attended less than 75% of the meetings of any committee of which the director was a member.

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

In the performance of this oversight function, the Audit Committee has reviewed and discussed the audited consolidated financial statements for the fiscal year ended December 31, 2010 with management, and has discussed with the independent auditors the matters required to be discussed by Statement of Auditing Standards No. 61, Communication with Audit Committee, as currently in effect. The Audit Committee has received the written disclosures and the letter from the independent auditors required by Independence Standards Board Standard No. 1, Independence Discussions with Audit Committees, as currently in effect, and has discussed with the independent auditors the independent auditors’ independence; and based on the review and discussions referred above, the Audit Committee recommended to the Board of Directors that the audited consolidated financial statements be included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010 for filing with the SEC.

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

Based upon the reports, review and discussions described in this report, and subject to the limitations on the role and responsibilities of the Committee referred to above and in the Charter, the Committee recommended to the Board that the audited consolidated financial statements be included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, be filed with the Securities and Exchange Commission.

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

Based solely on our review of such forms furnished to us and written representations from certain reporting persons, we believe that during fiscal year December 31, 2010, Mr. Michael Marks did not timely file a Form 4 and Ms. Molan Shangguan did not timely file a Form 3.

Code of Ethics

On March 9, 2009, we adopted a Code of Business Conduct and Ethics (as defined in Item 406 of Regulation S-K) that applies to our principal executive, financial and accounting officers. Our Code of Business Conduct and Ethics is available on our website at www.yanglinsoybean.com. Yanglin Soybean, Inc. will provide a copy of its Code of Business Conduct and Ethics, without charge, to any person that requests it. Requests should be addressed in writing to Ms. Molan Shangguan, Chief Financial Officer, #99 Fanrong Street, Jixian, Shuan Ya Shan City, Heilongjiang Province, 155900, People’s Republic of China.

Item 11 Executive Compensation

The Company’s executive compensation program is designed to pay key management personnel competitive remuneration based on the authority, responsibility and accountability of the position held by the individual.

The following is a summary of the compensation paid by the company to its executive officers for years ended December 31, 2010, 2009, and 2008. No other executive officers received compensation in excess of $100,000 for the years of 2010, 2009, and 2008. We did not engage in any benchmarking of compensation to set the compensation to our executive officers.

Compensation Table
Name & Principal Position	Year	Salary (1)	Bonus	Non-Equity Incentive Plan Compensation	All other Compensation	Total
Shulin Liu	2010	$35,405	0	0	0	$35,405
(President and Chief Executive Officer )	2009	$35,083	0	0	0	$35,083
	2008	$34,472	0	0	0	$34,472
Shaocheng Xu	2010	$21,243	0	0	0	$21,243
(Chief Financial Officer )(2)	2009	$21,050	0	0	0	$21,050
	2008	$20,683	0	0	0	$20,683
Zongtai Guo	2010	$26,554	0	0	0	$26,554
(Chief Operational Officer )	2009	$26,312	0	0	0	$26,312
	2008	$25,854	0	0	0	$25,854
Yulin Liu	2010	$26,554	0	0	0	$26,554
(President and General Manager of	2009	$26,312	0	0	0	$26,312
Heilongjiang Yanglin Soybean Group Co. Ltd)(3)	2008	$25,854	0	0	0	$25,854

(1)	The relevant exchange rates for the years 2010, 2009, and 2008 are $1 toRMB6.7787, $1 to RMB6.8409, and $1 to RMB 6.8347.

(2)
Shaocheng Xu, was appointed as Yanglin’s Chief Financial Officer in March 2007 and resigned from his position as the Chief Financial Officer of the Company on December 25, 2010. Molan Shangguan, was appointed as Yanglin’s Chief Financial Officer on December 25, 2010.

(3)	Yulin Liu, was appointed as Yanglin’s President and General Manager in March 2007 and is the first cousin of Mr. Shulin Liu.

Material Terms of Employment

We entered into three-year employment contract with our executive officers, Shulin Liu, Shaocheng Xu and Zongtai Guo effective September 2007. In addition to their salary compensation, the executive officers are entitled to social insurance benefits according to PRC laws and regulations. Mr. Shaocheng Xu resigned from his position as the Chief Financial Officer of the Company, effective December 31, 2010. We have extended the term of the employment contract With Mr. Shulin Liu and Zongtai Guo for another three years.

On December 20, 2010, the Company entered into an employment contract with Ms. Molan Shangguan. The employment contract has a term of three years, commencing on December 20, 2010 and ending on December 20, 2013. The employment contract was subject to a three month probation period, expiring on March 20, 2011, during which either the Company or Ms. Shangguan could terminate the employment contract at any time. The Company is required to pay premiums for Ms. Shangguan for pension, unemployment, medical insurance and other social insurance coverage in accordance with relevant laws of the People’s Republic of China. The employment contract may be terminated upon mutual agreement of both parties in writing. Ms. Shangguan may resign from her position as Chief Financial Officer and terminate the Agreement upon 30 days prior written notice.

In addition, on December 20, 2010, the Company entered into a Salary Offer Letter with Ms. Shangguan. Under the terms of the Salary Offer Letter, Ms. Shangguan is entitled to receive a monthly salary of RMB 12,000.

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

Grants of Plan-Based Awards

The Company currently does not have any award plans. No options were granted to any named executive officers in 2010. Although the Company does not have any stock option plans, it did grant certain stock options to one of its directors pursuant to a contractual arrangement.

Outstanding Equity Awards at Fiscal Year End

The Company currently does not have an equity compensation plan. No options or shares of stock were granted to any named executive officers in 2010.

Option Exercises and Stock Vested

No options were exercised and no shares of stock were vested in 2010.

Pension Benefits

The Company does not have any pension plans for its executive officers.

Nonqualified Deferred Compensation

There was no nonqualified deferred compensation for the Company’s executive officers in 2010.

Potential Payment Upon Termination or Change in Control

The Company currently does not have payment arrangements for its executive officers upon termination or change in control.

Compensation of Directors

The following director compensation disclosure reflects all compensation awarded to, earned by or paid to the directors below for the year ended December 31, 2010.

	DIRECTOR COMPENSATION TABLE
Name	Year	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Shulin Liu	2010	35,405	0	0	0	0	0	35,405
Michael Marks	2010	35,000	0	23,613	0	0	0	58,613
Zongtai Guo	2010	26,554	0	0	0	0	0	26,554
Albert McLelland	2010	55,000	0	0	0	0	0	55,000
Xiao Feng	2010	1,475	0	0	0	0	0	1,475

We have no formal or informal arrangements or agreements to compensate our non-independent directors for services they provide as directors. We have implemented a compensation program for our independent directors, which include such elements as an annual retainer, and stock options. The details of such compensation program is as follows: Mr. Albert McLelland, a cash retainer of $55,000 annually; Mr. Michael Marks, a cash retainer of $35,000 plus 20,000 stock options annually, and the terms of the stock options are that they will be granted at the end of each quarter with the exercise price being the stock price at the last trading day of the quarter; Mr. Xiao Feng, a cash retainer of $1,475 annually.

The non-independent directors for Yanglin are not compensated for their services as directors as of the date of this report.

Item 12. Security Ownership Of Certain Beneficial Owners And Management And Related Shareholders Matters

The following table sets forth certain information with respect to the beneficial ownership of our voting securities following the closing of the Share Exchange Agreement and the Series A Convertible Preferred Stock Purchase Agreement by (i) any person or group owning more than 5% of each class of voting securities, (ii) each director, (iii) our chief executive officer and our top three most highly compensated officers and (iv) all executive officers and directors as a group as of December 31, 2010.

Name and Address of Beneficial Owner **	Amount and Nature of Beneficial Ownership (1)			Percentage of Class (1)

	Series A Preferred Stock	Common Stock

Owner of More than 5% of Class

Vision Opportunity Master Fund Ltd. 20 West 55th Street, 5th Floor, New York, NY 10019-5373	2,872,073			28.7%

Vision Capital Advantage Fund L.P. 20 West 55th Street, 5th Floor, New York, NY 10019-5373 (2)	848,857			8.5%

Sansar Capital Special Opportunity Master Fund, LP (Cayman Master) Walkers SPV Ltd. Walkers House Mary Street 908GT Georgetown, Grand Cayman Cayman Islands	2,767,442			27.7%

Vicis Capital Master Fund 126 East 56th Street, 7th Floor, New York, NY 10019-5373	2,093,023			20.9%

Vision Opportunity Master Fund Ltd 20 West 55th Street, 5th Floor, New York, NY 10019-5373 (3)(4) (5)		1,021,209		4.99%

Vision Capital Advantage Fund L.P. 20 West 55th Street, 5th Floor, New York, NY 10019-5373 (3) (5)(6)		1,021,209		4.99%

Sansar Capital Special Opportunity Master Fund, LP (Cayman Master) (5) (7)		1,021,209		4.99%

Vicis Capital Master Fund 126 East 56th Street, 7th Floor, New York, NY 10019-5373 (5) (8)		1,021,209		4.99%

Winner State Investments Limited No. 99, Fanrong Street, Jixian Town, Heilongjiang, the People’s Republic of China.		18,200,000	(9)(10)	91.0%

Huanqin Ding		9,100,000	(11)	45.5%

Directors and Executive Officers

Shulin Liu		9,100,000	(10)	45.5%

Molan Shangguan		0		0%

Zongtai Guo		0		0%

Albert McLelland		0		0%

Michael Marks		35,000	(12)	*

Xiao Feng		0		0%

Yulin Liu		0		0%

Shuhua Xia		0		0%

All Directors and Executive Officers		9,135,000	(12)	47.5%

 * Less than 1%.
** Unless otherwise noted, the address for each of the named beneficial owners is: 99 Fanrong Street, Jixian County,

Heilongjiang Province, People’s Republic of China 155900.

(1)
On October 3, 2007, we entered and consummated a Series A Preferred Agreement for the sale of a total of 10,000,000 shares of our newly designated Series A Preferred Shares for the purchase price of $2.15 per share. Each entity’s number of Series A Preferred Shares were determined by dividing the amount of Purchase Price (as defined in the Series A Preferred Agreement) paid by such entity by the $2.15 per share price. Each share of Series A Preferred Stock is convertible into one share of our Common Stock. In determining the percent of preferred stock owned by a person or entity on December 31, 2010, (a) the numerator is the number of shares of the class beneficially owned by such person or entity, and (b) the denominator is the total shares of that class outstanding on December 31, 2010. Unless otherwise stated, each beneficial owner has sole power to vote and dispose of its shares. In addition, in determining the percent of common stock owned by a person or entity on December 31, 2010, (a) the numerator is the number of shares of the class beneficially owned by such person and includes shares which the beneficial owner may acquire within 60 days upon conversion or exercise of a derivative security, and (b) the denominator is the sum of (i) the shares of that class outstanding on December 31, 2010 (20,465,119 shares of Common Stock) and (ii) the total number of shares that the beneficial owner may acquire upon conversion or exercise of a derivative security within such 60 day period. Unless otherwise stated, each beneficial owner has sole power to vote and dispose of the shares.

(2)
On November 21, 2008, Vision Opportunity Master Fund Ltd. transferred 848,857 shares of Series A Preferred Stock, 119,768 shares of Common Stock, 848,857 Series A Warrants and 424,429 Series B Warrants to Vision Capital Advantage Fund L.P., its affiliate.

(3)
The Schedule 13G/A filed on February 14, 2011, was jointly filed by each of the following persons pursuant to Rule 13d-1 promulgated by the Securities and Exchange Commission pursuant to Section 13 of the Securities Exchange Act of 1934, as amended: (i) Vision Opportunity Master Fund, Ltd., a Cayman Islands company (the “Master Fund”), (ii) Vision Capital Advantage Fund, L.P., a Delaware limited partnership (“VCAF”), (iii) VCAF GP, LLC, a Delaware limited liability company (“VCAF GP”), which serves as VCAF’s general partner, (iv) Vision Capital Advisors, LLC, a Delaware limited liability company (formerly known as Vision Opportunity Capital Management, LLC) (the “Investment Manager”), which serves as the investment manager to the Master Fund and VCAF, and (v) Adam Benowitz, the Managing Member of each of the Investment Manager and VCAF GP (all of the foregoing, collectively, the “Filers”). Each of the Master Fund and VCAF is an investment vehicle formed for the purpose of investing and trading in a wide variety of securities and financial instruments. The Master Fund and VCAF directly own all of the respective shares reported in this Statement. Mr. Benowitz and the Investment Manager (and VCAF GP with respect to the shares owned by VCAF) may be deemed to share with the Master Fund and VCAF voting and dispositive power with respect to such shares. Each Filer disclaims beneficial ownership with respect to any shares other than those owned directly by such Filer. The information was derived from a Schedule 13G/A filed on February 14, 2011.

(4)
Includes (i) 2,872,073 shares of Common Stock issuable upon conversion of 2,872,073 Preferred Shares of the Company, and (ii) up to an additional 2,872,073 shares of Common Stock of the Company issuable upon exercise of 2,872,073 Series A Warrants. (iii) up to an additional 1,436,036 shares of Common Stock of the Company issuable upon exercise of 1,436,036 Series B Warrants.

(5)
The percentage of shares of Common Stock that may be beneficially owned by the holder is limited to 4.99% and no shares of Common Stock in excess of this beneficial ownership limitation may be issued by the Company to the holder. This limitation may be waived by the holder at any time upon 61 days’ notice to the Company.

(6)
Includes (i) 848,857 shares of Common Stock issuable upon conversion of 848,857 Preferred Shares of the Company, and (ii) up to an additional 848,857 shares of Common Stock of the Company issuable upon exercise of 848,857 Series A Warrants, (iii) up to an additional 424,429 shares of Common Stock of the Company issuable upon exercise of 424,429 Series B Warrants.

(7)
Includes (i) 2,767,442 shares of Common Stock issuable upon conversion of 2,767,442 Preferred Shares of the Company, and (ii) up to an additional 2,767,442 shares of Common Stock of the Company issuable upon exercise of 2,767,442 Series A Warrants, (iii) up to an additional 1,383,721 shares of Common Stock of the Company issuable upon exercise of 1,383,721 Series B Warrants.

(8)
Includes (i) 2,093,023 shares of Common Stock issuable upon conversion of 2,093,023 Preferred Shares of the Company, (ii) up to an additional 2,093,023 shares of Common Stock of the Company issuable upon exercise of 2,093,023 Series A Warrants, (iii) up to an additional 1,046,512 shares of Common Stock of the Company issuable upon exercise of 1,046,512 Series B Warrants.

(9)
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

(10)
Winner State (BVI) is jointly owned in equal shares by Mr. Shulin Liu, our Chief Executive Officer and his wife, Ms. Huanqin Ding. Accordingly, shares of Common Stock issued to Winner State (BVI) as a result of the consummation of the Share Exchange Agreement are beneficially attributed to Mr. Shulin Liu and Ms. Huanqin Ding based on their respective shareholder percentage ownership in Winner State (BVI) immediately prior to the Share Exchange. Mr Shulin Liu was appointed our director and Chief Executive Officer on October 3, 2007. Mr. Shulin Liu disclaims beneficial ownership of the share owned by his wife, Huanqin Ding.

(11)
Winner State (BVI) is jointly owned in equal shares by Mr. Shulin Liu, our Chief Executive Officer and his wife, Ms. Huanqin Ding. Accordingly, shares of Common Stock issued to Winner State (BVI) as a result of the consummation of the Share Exchange Agreement are beneficially attributed to Mr. Shulin Liu and Ms. Huanqin Ding based on their respective shareholder percentage ownership in Winner State (BVI) immediately prior to the Share Exchange. Ms. Huanqin Ding disclaims beneficial ownership of the share owned by her husband, Mr. Shulin Liu.

(12)	Includes options to acquire 35,000 shares of Common Stock.

 As of April 5, 2011, we had outstanding (i) 20,465,119 shares of Common Stock, (ii) 10,000,000 shares of Series A Preferred Shares, which were issued in a private placement to the Purchasers under the Series A Preferred Agreement, (iii) Series A Warrants to purchase an aggregate of 10,000,000 shares of Common Stock at $2.75 per share, (iv) Series B Warrants to purchase an aggregate of 5,000,000 shares of Common Stock at $3.50 per share, (v) Series E Warrants to purchase 1,000,000 shares of Common Stock issued to Kuhns Brothers, Inc. and its designees under the Kuhns Bros Engagement Agreement at $2.58 per share and (vi) Series F Warrants to purchase 500,000 shares of Common Stock issued to Mass Harmony Asset Management Limited pursuant to the Mass Harmony Financial Consulting Agreement at $3.01 per share.

Each of Series A, B, E and F Warrants shall expire on October 3, 2012.

Item 13.Certain Relationships and Related Transactions

None.

Item 14. Principal Accounting Fees And Services

From December 24, 2007 to June 29, 2009, Albert Wong & Co. served as our independent registered public accountant. On June 29, 2009, we dismissed Albert Wong & Co. as our independent registered public accountant and engaged UHY LLP as our independent registered public accounting firm to audit the Company’s consolidated financial statements for the year ended December 31, 2009. On October 5, 2010, we dismissed UHY LLP and appointed Albert Wong & Co. as our new independent registered public accountant.
resigned
All of the services described below were approved by our board prior to performance. Our board has determined that the payments made to its independent accountant for these services are compatible with maintaining such auditor's independence.

Audit Fees. Please see the following table for the details of audit fees.
Firm	For the year ended December 31, 2009	For the year ended December 31, 2010
Albert Wong & Co.	$16,250	$62,000
UHY LLP	$230,000	$40,000

Audit-Related Fees. There were no fees for assurance and related services by Albert Wong & Co. or by UHY LLP for years 2009 or 2010.

Tax Fees. Please see the following table for the details of fees for services for the income tax returns in US.
Firm	For the year ended December 31, 2009	For the year ended December 31, 2010
UHY Advisors, Inc.	$6,000
Albert Wong & Co.		$6,000

All Other Fees. There was no other fees for either audit-related or non-audit services billed by Albert Wong & Co., UHY LLP or UHY Advisors, Inc. for years 2009 or 2010.

PART IV

Item 15. Exhibits And Financial Statement Schedules

(a) (1) Financial Statements

(2) Financial Statement Schedules

None

YANGLIN SOYBEAN, INC.

ALBERT WONG & CO.
CERTIFIED PUBLIC ACCOUNTANTS
7th Floor, Nan Dao Commercial Building
359-361 Queen’s Road Central
Hong Kong
Tel : 2851 7954
Fax: 2545 4086

ALBERT WONG
B.Soc., Sc., ACA., LL.B., C.P.A.(Practising)

To:	The board of directors and stockholders of Yanglin Soybean Inc. (“the Company”)

Report of Independent Registered Public Accounting Firm

We have audited the accompanying consolidated balance sheets of Yanglin Soybean Inc. and subsidiaries as of December 31, 2010 and the related consolidated statements of income, stockholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform an audit of the Company’s internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Yanglin Soybean Inc. as of December 31, 2010 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

Hong Kong, China	/s/ Albert Wong & Co. Albert Wong & Co.
April 12, 2011	Certified Public Accountants

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

As discussed in Note 16 to the consolidated financial statements, the Company adopted ASC Topic 815-40, “Derivatives and Hedging: Contracts in Entity’s Own Equity” (effective January 1, 2009) as it related to the Company’s warrants.

/s/ UHY LLP
New York, New York

April 14,  2010

YANGLIN SOYBEAN INC.

CONSOLIDATED BALANCE SHEETS
AS AT DECEMBER 31, 2010, AND 2009
(Stated in US Dollars)

	2010	2009
ASSETS
Current assets
Cash	$24,065,082	$34,811,611
Cash-restricted	247,961	1,740,605
Trade receivables, net	-	332
Inventories	10,546,396	8,356,345
Advances to suppliers	9,087,560	12,451
Prepaid VAT and other taxes	8,074,990	4,917,250
Other receivables and prepaid expenses	92,331	108,200

Total current assets	52,114,320	49,946,794

Property, plant and equipment, net	25,425,121	27,297,365
Assets held for sale	-	570,409
Intangible assets, net	4,343,816	4,415,908

TOTAL ASSETS	$81,883,257	$82,230,476

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Short-term bank loans	$23,594,180	$20,476,218
Loans from related parties – current	55,231	53,676
Accounts payable	48,518	20,866
Other payables	36	824,424
Customers deposits	1,080,363	1,395,524
Accrued liabilities	597,496	635,474
Current maturities of long-term debt	1,209,958	-
Total current liabilities	26,585,782	23,406,182

Long-term liabilities
Long-term bank loan	4,083,608	-
Loan from related parties – non-current	256,890	314,191
Warrant liability	1,050,000	27,573,698

TOTAL LIABILITIES	31,976,280	51,294,071

STOCKHOLDERS' EQUITY
Convertible preferred stock 50,000,000 authorized shares with a par value of $.001 designated as follows:
10,000,000 shares designated as Series A $0.001 par value, 9,534,883 and 9,534,883 shares issued and outstanding as of December 31, 2010 and 2009, respectively	9,535	9,535
Common stock:
$0.001 par value, 10,000,000,000 shares authorized; 20,465,119 and 20,465,119 shares issued and outstanding as of December 31, 2010 and 2009, respectively	20,465	20,465
Additional paid-in capital	27,923,362	27,899,749
Statutory reserves	5,628,636	5,628,636
Retained earnings (accumulated deficit)	7,240,066	(9,953,046)
Accumulated other comprehensive income	9,084,913	7,331,066

Total stockholders’ equity	49,906,977	30,936,405

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$81,883,257	$82,230,476

The accompanying notes are an integral part of these consolidated financial statements

YANGLIN SOYBEAN INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31, 2010, AND 2009
(Stated in US Dollars)

	2010	2009
Net sales	$165,843,118	$161,633,950
Cost of sales	(170,581,407)	(171,588,089)
Gross (loss)	(4,738,289)	(9,954,139)

Operating Expenses
Selling expenses	(262,016)	(247,301)
General and administrative expenses	(2,861,831)	(3,314,592)
Impairment loss of long-lived assets	-	(584,718)
Impairment Loss of assets held for sale	(575,327)	-
Loss on disposal of property, plant and equipment	-	(230,104)

Total operating expenses	(3,699,174)	(4,376,715)

(Loss) from operations	(8,437,463)	(14,330,854)

Interest expenses	(982,519)	(481,626)
Interest income	88,780	233,110
Other income	616	11,557
Changes in fair value of warrants	26,523,698	59,477,401

Income before income taxes	17,193,112	44,909,588

Income tax	-	-

Net income	17,193,112	44,909,588

Foreign currency translation adjustment	1,753,847	172,382
Comprehensive income	$18,946,959	$45,081,970

Earnings per share
Basic	$0.84	$2.23
Diluted	$0.57	$1.42

Weighted average shares outstanding
Basic	20,465,119	20,178,404
Diluted	30,000,558	31,642,380

The accompanying notes are an integral part of these consolidated financial statements

YANGLIN SOYBEAN INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2010, AND 2009
(Stated in US Dollars)

	Preferred stock						(Accumulated	Accumulated
	Series A		Common stock		Additional		deficit)	other
	Number of shares	Amount	Number of shares	Amount	paid-in capital	Statutory reserves	retained earnings	comprehensive income	Total

Balance, January 1, 2009	9,999,999	10,000	20,000,003	20,000	42,869,635	5,628,636	17,184,524	7,158,684	72,871,479
Net income							44,909,588		44,909,588
Reclassification of warrants from equity to derivative liabilities					(15,003,941)		(72,047,158)		(87,051,099)
Share-based compensation expense					34,055				34,055
Conversion of preferred stocks	(465,116)	(465)	465,116	465					-
Foreign currency translation adjustment								172,382	172,382
Balance, December 31, 2009	9,534,883	$9,535	20,465,119	$20,465	$27,899,749	$5,628,636	$(9,953,046)	$7,331,066	$30,936,405
Net income							17,193,112		17,193,112
Share-based compensation expense					23,613				23,613
Foreign currency translation adjustment								1,753,847	1,753,847
Balance, December 31, 2010	9,534,883	$9,535	20,465,119	$20,465	$27,923,362	$5,628,636	$7,240,066	$9,084,913	$49,906,977

The accompanying notes are an integral part of these consolidated financial statements

YANGLIN SOYBEAN INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2010, AND 2009
(Stated in US Dollars)
	For The Years Ended
	December 31
	2010	2009
Cash flows from operating activities
Net income	$17,193,112	$44,909,588
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	2,873,898	3,176,462
Amortization	217,150	215,178
Share-based compensation expense	23,613	34,055
Bad debt recovery	684	(296)
Impairment loss of long-lived assets	575,327	584,718
Loss on disposal of property, plant and equipment	-	230,104
Change in fair value of warrants	(26,523,698)	(59,477,401)

Changes in operating assets and liabilities:
Trade receivable	-	7,726
Inventories	(1,858,257)	(4,447,929)
Advances to suppliers	(8,849,973)	10,605,892
Prepaid VAT and other taxes	(2,916,467)	(3,992,730)
Other receivables	17,499	7,369
Accounts payable	26,277	7,077
Other payables	-	(12,996)
Customers deposits	(353,802)	204,879
Accrued liabilities	(57,029)	42,112

Net cash used in operating activities	(19,631,666)	(7,906,192)

Cash flows from investing activities
Purchase of property, plant and equipment	(971,598)	(87,420)

Net cash used in investing activities	(971,598)	(87,420)

Cash flows from financing activities
Proceeds from bank loans	32,601,881	27,043,304
Cash-restricted	1,505,255	(1,255,818)
Principal payments for short-term bank loans	(25,078,370)	(13,302,382)
Principal payments for loans from related parties	(66,605)	(123,112)

Net cash flows provided by financing activities	8,962,161	12,361,992

Net (decrease) increase in cash	(11,641,103)	4,368,380
Effect of foreign currency translation on cash	894,573	77,818
Cash- beginning of year	34,811,611	30,365,413
Cash- end of year	$24,065,082	$34,811,611

Supplementary cash flow information:
Interest paid	$982,519	$481,626

Supplemental disclosure of non-cash investing activities:
Reclassify impaired assets from fixed assets to assets held for sale	$-	$570,409

The accompanying notes are an integral part of these consolidated financial statements

YANGLIN SOYBEAN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009
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
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009
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
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009
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

2.	GENERAL

(a)	Basis of presentation

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
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009
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
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009
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
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009
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

For the year ended December 31, 2010 and 2009, the Group recognized $575,327 and $584,718 impairment loss on certain manufacturing facilities which had been classified as assets held for sale, respectively.

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
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009
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

The exchange rates used to translate amounts in RMB into USD for the purposes of preparing the consolidated financial statements were as follows:

	2010	2009
Year end RMB : USD exchange rate	6.6118	6.8372
Average yearly RMB : USD exchange rate	6.7788	6.8409

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

Cost of sales consists primarily of direct material costs, direct labor cost, and applicable overhead costs attributable to the production of products.  Permanent write-down of inventory to the lower of cost or market value is also reflected in the cost of revenues. For the year ended December 31, 2010 and 2009, there were no written-down of inventories.

YANGLIN SOYBEAN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009
(Stated in US Dollars)

2.	GENERAL (Continued)

(n)	Advertising

The Group expenses all advertising expenses as incurred.  Advertising expenses included in selling expenses were $212 and $146 for the years ended December 31, 2010 and 2009 respectively.

(o)	Shipping and handling

All shipping and handling costs are expensed as incurred and included in selling expense.  Total shipping and handling expenses were $78,955 and $80,286 for the year ended December 31, 2010 and 2009, respectively.

(p)	Stock-Based Compensation

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

(q)	Pension and Employee Benefits

Full time employees in PRC entities participate in a government mandated multi-employer defined contribution plan pursuant to which certain pension benefits, medical care, unemployment insurance, employee housing fund and other welfare benefits are provided to employees. The PRC labor regulations require the Group to accrue for these benefits based on certain percentages of the employees' salaries. Management believes full time employees who have passed the probation period are entitled to such benefits.  The total provisions for employee pension were $153,624 and $132,290 for the years ended December 31, 2010 and 2009, respectively.

YANGLIN SOYBEAN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009
(Stated in US Dollars)

2.	GENERAL (Continued)

(r)	Income taxes

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

YANGLIN SOYBEAN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009
(Stated in US Dollars)

2.	GENERAL (Continued)

(s)	Statutory reserves

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

The Company established a statutory surplus reserve as well as a statutory public welfare fund and commenced to appropriate 10% and 5%, respectively, of the PRC net income after taxation to these reserves. The amounts included in the statutory reserves consisted of surplus reserve of $3,752,424 and common welfare fund of $1,876,212 as of December 31, 2010 and 2009.

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

YANGLIN SOYBEAN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009
(Stated in US Dollars)

2.	GENERAL (Continued)

(u)	Earnings per share

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

(v)	Value-added tax (“VAT”)

Sales represent the involved value of goods, net of a VAT. All of Yanglin’s products that are sold in PRC are subject to a Chinese VAT on the gross sales price. VAT from sales may be offset by VAT paid on purchase of raw materials included in the cost of producing the finished goods.

(w)	Warrant Liability

Effective January 1, 2009, the Company adopted the provisions of FASB ASC Topic 815, "Derivatives and Hedging" ("ASC 815") (previously ElTF 07-5, "Determining Whether an instrument (or an Embedded Feature) is Indexed to an Entity's Own Stock"). As a result of adopting ASC 815, the outstanding warrants of the Company previously treated as equity pursuant to the derivative treatment exemption were no longer afforded equity treatment as there was a down-round protection (full-ratchet down round protection). As a result, the warrants are not considered indexed to the Company's own stock, and as such, all future changes in the fair value of these warrants will be recognized currently in earnings until such time as the warrants are exercised or expire.

As such, effective January 1, 2009, the Company reclassified the fair value of these warrants from equity to liability, as if these warrants were treated as a derivative liability since their issuance in October 2007. On January 1, 2009 the Company recorded as a cumulative effect adjustment by decreasing additional paid-in capital amounting to $15,003,941 and decreasing beginning retained earnings by the amount of $72,047,158 and recording $87,051,099 as a warrant liability to recognize the fair value of such warrants on January 1, 2009. The fair value of the warrants was $1,050,000 and $27,573,698 on December 31, 2010 and 2009 respectively. The Company recognized $26,568,698 and $59,477,401 as income from the change in fair value of warrants for the year ended December 31, 2010 and 2009 respectively.

The Company determined the fair values of these securities using a modified lattice valuation model.

YANGLIN SOYBEAN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009
(Stated in US Dollars)

2.	GENERAL (Continued)

(x)	Recent accounting pronouncements

ASC Update (“ASU”) No. 2010-01, Equity (Topic 505): Accounting for Distributions to Shareholders with Components of Stock and Cash. This update clarifies that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in earnings per share prospectively and is not a stock dividend. This ASU codified the consensus reached in EITF Issue No. 09-E “Accounting for Stock Dividends, Including Distributions to Shareholders with Components of Stock and Cash”. ASU 2010-01 is effective for interim and annual periods ending on or after December 15, 2009, and should be applied on a retrospective basis. The adoption of this update did not have any material impact on the Company’s financial statements.

ASC Update (“ASU”) No. 2010-02, Consolidation (Topics 810) – Accounting and Reporting for Decreases in Ownership of a Subsidiary - A Scope Clarification. This update provides guidance for non-controlling interests and changes in ownership interests of a subsidiary. An entity is required to deconsolidate a subsidiary when the entity ceases to have a controlling financial interest in the subsidiary. Upon deconsolidation of a subsidiary, an entity recognizes a gain or loss on the transaction and measures any retained investment in the subsidiary at fair value. The gain or loss includes any gain or loss associated with the difference between the fair value of the retained investment in the subsidiary and its carrying amount at the date the subsidiary is deconsolidated. In contrast, an entity is required to account for a decrease in its ownership interest of a subsidiary that does not result in a change of control of the subsidiary as an equity transaction. The adoption of this update did not have any material impact on the Company’s financial statements.

YANGLIN SOYBEAN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009
(Stated in US Dollars)

2.	GENERAL (Continued)

ASC Update (“ASU”) No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. This update requires some new disclosures and clarifies some existing disclosure requirements about fair value measurement as set forth in Codification Subtopic 820-10. The FASB’s objective is to improve these disclosures and, thus, increase the transparency in financial reporting. Specifically, ASU 2010-06 amends Codification Subtopic 820-10 to now require:

•A reporting entity should disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers; and

• In the reconciliation for fair value measurements using significant unobservable inputs, a reporting entity should present separately information about purchases, sales, issuances, and settlements.

In addition, ASU 2010-06 clarifies the requirements of the following existing disclosures:

 •For purposes of reporting fair value measurement for each class of assets and liabilities, a reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities; and

•A reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements.

ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. Early application is permitted.

ASC Update (“ASU”) No. 2010-09, Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements. This update is to remove the requirement for an SEC filer to disclose a date through which subsequent events have been evaluated in both issued and revised financial statements. Revised financial statements include financial statements revised as a result of either correction of an error or retrospective application of U.S. GAAP. The FASB also clarified that if the financial statements have been revised, then an entity that is not an SEC filer should disclose both the date that the financial statements were issued or available to be issued and the date the revised financial statements were issued or available to be issued. The FASB believes these amendments remove potential conflicts with the SEC’s literature.

In addition, the amendments in the ASU requires an entity that is a conduit bond obligor for conduit debt securities that are traded in a public market to evaluate subsequent events through the date of issuance of its financial statements and must disclose such date. All of the amendments in the ASU were effective upon issuance (February 24, 2010) except for the use of the issued date for conduit debt obligors. That amendment is effective for interim or annual periods ending after June 15, 2010.

YANGLIN SOYBEAN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009
(Stated in US Dollars)

2.	GENERAL (Continued)

ASC Update (“ASU”) No. 2010-10, Consolidation (Topic 810): Amendments for Certain Investment Funds. This update is to defer the effective date of certain amendments to the consolidation requirements of FASB Accounting Standards CodificationTM (Codification) Topic 810, Consolidation, resulting from the issuance of FASB Accounting Standard No. 167, Amendments to FASB Interpretation 46(R). Specifically, the amendments to the consolidation requirements of Topic 810 resulting from the issuance of Statement 167 are deferred for a reporting entity’s interest in an entity:

•	That has all the attributes of an investment company; or

•	For which it is industry practice to apply measurement principles for financial reporting purposes that are consistent with those followed by investment companies.

The ASU does not defer the disclosure requirements in the Statement 167 amendments to Topic 810. The amendments in this ASU are effective as of the beginning of a reporting entity's first annual period that begins after November 15, 2009, and for interim for interim periods within that first annual reporting period. Early application is not permitted.

ASC Update (“ASU”) No. 2010-13, Compensation – Stock Compensation (Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades. This update is to codify the consensus reached in EITF Issue No. 09-J, “Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades.” The amendments to the Codification clarify that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity shares trades should not be considered to contain a condition that is not a market, performance, or services condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. The adoption of this update did not have any material impact on the Company’s financial statements.

ASC Update (“ASU”) No. 2010-21, Accounting for Technical Amendments to Various SEC Rules and Schedules. This update amends various SEC paragraphs in the FASB Accounting Standards Codification pursuant to SEC Final Rule, “Technical Amendments to Rules Forms, Schedules and Codification of Financial Reporting Policies”. The adoption of this update did not have any material impact on the Company’s financial statements.

ASC Update (“ASU”) No. 2010-22, Accounting for Various Topics. This update amends various SEC paragraphs in the FASB Accounting Standards Codification based on external comments received and the issuance of Staff Accounting Bulletin (SAB) No. 112 which amends or rescinds portion of certain SAB topics. SAB 112 was issued to bring existing SEC guidance into conformity with ASC 805 “Business Combination” and ASC 810 “Consolidation”. The adoption of this update did not have any material impact on the Company’s financial statements.

YANGLIN SOYBEAN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009
(Stated in US Dollars)

2.	GENERAL (Continued)

ASC Update (“ASU”) No. 2010-29, Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations. This update reflects the decision reached in EITF Issue No. 10-G. The amendments in this ASU affect any public entity as defined by Topic 805, Business Combinations, that enters into business combinations that are material on an individual or aggregate basis. The amendments in this ASU specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments also expand the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendments are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Early adoption is permitted.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s financial statements upon adoption.

YANGLIN SOYBEAN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009
(Stated in US Dollars)

3.	FAIR VALUE

As defined in FASB ASC Topic No. 820 – 10 (formerly SFAS 157), fair value is the price that would be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. FASB ASC Topic No. 820 – 10 requires disclosure that establishes a framework for measuring fair value and expands disclosure about fair value measurements. The statement requires fair value measurements be classified and disclosed in one of the following categories:

The levels of fair value hierarchy are as follows:
●
       Level 1 Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities. The Company considers active markets as those in which transactions for the assets or liabilities occur in sufficient frequency and volume to provide pricing information on an ongoing basis.

●
       Level 2 Quoted prices in markets that are not active, or inputs which are observable, either directly or indirectly, for substantially the full term of the asset or liability. This category includes those derivative instruments that La Cortez values using observable market data. Substantially all of these inputs are observable in the marketplace throughout the term of the derivative instruments, can be derived from observable data, or supported by observable levels at which transactions are executed in the marketplace.

●
       Level 3 Measured based on prices or valuation models that require inputs that are both significant to the fair value measurement and less observable from objective sources (i.e. supported by little or no market activity). Yanglin’s valuation models are primarily industry standard models. Level 3 instruments include derivative warrant instruments. Yangling does not have sufficient corroborating evidence to support classifying these assets and liabilities as Level 1 or Level 2.

The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties.  As of December 31, 2010, the carrying amounts of financial assets and liabilities, such as cash and cash equivalents, accounts receivable, other receivables, short-term bank loans, accounts payable, and other payables, approximate their fair values because of the short maturity of these instruments and market rates of interest available to the Group.

YANGLIN SOYBEAN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009
(Stated in US Dollars)

4.	CREDIT RISK AND CUSTOMERS AND SUPPLIERS CONCENTRATIONS

Financial instruments which potentially expose the Group to concentrations of credit risk, is cash and accounts receivable as of December 31, 2010 and 2009. The Group performs ongoing evaluations of its cash position and credit evaluations of customers to ensure sound collections and minimize credit losses exposure.

CASH- U.S. ACCOUNTS– (RESTRICTED)

As of December 31, 2010 and 2009, respectively, the Group’s restricted cash of $247,961 and $ 278,018 was kept in bank account in the U.S. Cash accounts at financial institutions in the U.S. may exceed the federal depository insurance coverage limits. In October 2008, the FDIC increased its insurance from $100,000 per depositor to $250,000 and to an unlimited amount for non-interest bearing accounts. The coverage increase, which is temporary, extends through December 31, 2013 and June 30, 2010, respectively. All of the cash held in the U.S. is fully insured. Lastly, there is no unrestricted cash in U.S. accounts.

CASH- PRC ACCOUNTS– (RESTRICTED AND UN-RESTRICTED)

As of December 31, 2010 and 2009, respectively, the Group’s cash was with banks in the PRC where there is currently no rule or regulation mandated on obligatory insurance of bank accounts.

SALES AND VENDOR CONCENTRATIONS

For the years ended December 31, 2010 and 2009, respectively, all of the Group’s sales were generated within the PRC. In addition, all accounts receivable as of December 31, 2010 and 2009, are from entities within the PRC.

For the years ended December 31, 2010 and 2009, no customer accounted for 10% or more of the Group’s revenue.

For the years ended December 31, 2010 and 2009,, no vendor accounted for 10% or more of the Group’s purchases.

YANGLIN SOYBEAN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009
(Stated in US Dollars)

5.	CASH-RESTRICTED

Cash-restricted consists of the following at December 31:
	2010	2009

Bank deposits held as collateral for bank loan – PRC	$-	$1,462,587
Bank deposits held in trust account – U.S.	247,961	278,018
	$247,961	$1,740,605

Cash-restricted represents $247,961 and $278,018 as of December 31, 2010 and 2009, respectively, maintained in a trust account in the United States for the purpose of payment for investor and public relations costs.

6.	TRADE RECEIVABLES, NET

Details of trade receivables consist of the following at December 31:

	2010	2009

Trade receivables, gross	$345	$334
Allowance for doubtful accounts	(345)	(2)
Net balance at end of year	$-	$332

An analysis of the allowance for doubtful accounts for the years ended December 31, 2010 and 2009 is as follows:

	2010	2009

Balance at beginning of year	$2	$1,309
(Reduction) / Addition of bad debt expense	343	(1,307)
Foreign exchange adjustment	-	-
Balance at end of year	$345	$2

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

YANGLIN SOYBEAN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009
(Stated in US Dollars)

7.	INVENTORIES

Inventories consist of the following at December 31:

	2010	2009

Finished goods	$2,190,112	$2,560,585
Raw materials	8,356,284	5,795,760
Balance at end of year	$10,546,396	$8,356,345

8.	OTHER RECEIVABLES AND PREPAID EXPENSES

Details of other receivables and prepaid expenses consist of the following at December 31:

	2010	2009

Advances for materials	$3,206	$3,101
Prepayment for customers’ transportation costs	48,358	56,229
Advances for travel	420	28,152
Prepaid service fee	30,249	14,626
Other	10,098	6,092
Balance at end of year	$92,331	$108,200

9.	PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment consist of the following at December 31:

	2010	2009

Building	$9,481,660	$9,169,080
Machinery and equipment	26,596,464	25,710,890
Office equipment	132,562	128,192
Motor vehicles	1,342,699	1,168,308
	37,553,385	36,176,470
Less: accumulated depreciation	(12,128,264)	(8,879,105)
	25,425,121	27,297,365
Construction in progress	-	-
Balance at end of year	$25,425,121	$27,297,365

YANGLIN SOYBEAN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009
(Stated in US Dollars)

9.	PROPERTY, PLANT AND EQUIPMENT, NET (Continued)

Construction in progress mainly comprised of capital expenditures for construction of the Group’s corporate campus, including offices, factories and staff dormitories. Depreciation expense commenced during year 2010, which is when the facilities were put into service.  There is no further capital commitment on these projects as of December 31, 2010.

As of December 31, 2010, machinery and equipment with net book value of $2,793,254 of the Company were pledged as collateral under certain loan arrangements. These loans were primarily obtained for general working capital.

As of December 31, 2009, building with net book value of $1,516,242 and machinery and equipment with net book value of $10,279,686 of the Company were pledged as collateral under certain loan arrangements. These loans were primarily obtained for general working capital.

Temporarily Idle Assets

Included in the above balances of property, plant and equipment are assets deemed as temporarily idle by the management comprising of the following at December 31:

	2010	2009

Buildings	$912,866	$882,772
Machinery and equipment	3,962,612	3,831,978
	4,875,478	4,714,750
Less: accumulated depreciation	(821,319)	(393,173)
Net book value	4,054,159	4,321,577

Depreciation expense is included in the consolidated statement of operations and comprehensive income as follows:

	2010	2009

Cost of sales	$1,739,166	$2,291,623
General and administrative expenses	1,134,732	884,839
Total depreciation expenses	$2,873,898	$3,176,462

YANGLIN SOYBEAN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009
(Stated in US Dollars)

10.	ASSETS HELD FOR SALE

Yanglin has classified certain manufacturing facilities as held for sale.  Assets held for sale consists of the following at December 31:

	2010	2009

Building	$-	$1,339
Machinery and equipment	-	569,070
Balance at end of year	$-	$570,409

Management plans to seek a buyer of these assets on the open market. The assets are expected to be sold in 2011.

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

During the third quarter of 2010, the Company discovered that the assets held for sale amounting to $575,327 were impaired and accordingly, were written off.  These assets were previously classified as assets held for sale at December 31, 2009.

YANGLIN SOYBEAN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009
(Stated in US Dollars)

11.	INTANGIBLE ASSETS, NET

Intangible assets consist of the following at December 31:

	2010	2009

Land use rights, at cost	$4,141,045	$4,004,529
Railway use rights, at cost	1,240,207	1,199,321
Less: accumulated amortization	(1,037,436)	(787,942)
Balance at end of year	$4,343,816	$4,415,908

As of December 31, 2010, land use rights with net book value of $1,278,682 were pledged as collateral for certain loans.

There were no additions or disposals during the year ended December 31, 2010.

Amortization expenses are included in the consolidated statement of operations and comprehensive income as follows:

	2010	2009

Cost of sales	$-	$-
Selling expenses	131,766	130,569
General and administrative expenses	85,384	84,609
Total amortization expense	$217,150	$215,178

The estimated aggregate amortization expenses for intangible assets for the five succeeding years are as follows:

December 31,
2011	$222,633
2012	222,633
2013	222,633
2014	222,633
2015	222,633
Thereafter	3,230,651
$4,343,816

YANGLIN SOYBEAN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009
(Stated in US Dollars)

12.	SHORT-TERM BANK LOANS

A)	Short-term bank loans consist of the following at December 31:

	2010	2009	Collateral

Loans from Agricultural Development Bank of China, interest rates at 5.31% per annum, due August 30, 2010	$-	$7,312,935	-

Loans from Agricultural Development Bank of China, interest rates at 5.31% per annum, due November 5, 2010	-	5,850,348	Building, machinery and equipment and land use rights

Loans from Agricultural Development Bank of China, interest rates at 5.31% per annum, due July 30, 2010	-	7,312,935	Restricted cash

Loans from Agricultural Development Bank of China, interest rates at 5.31% per annum, due June 27, 2011	7,562,237	-	-

Loans from Agricultural Development Bank of China, interest rates at 5.31% per annum, due July 18, 2011	7,562,237	-	-

Loans from Agricultural Development Bank of China, interest rates at 5.56% per annum, due September 22, 2011	7,562,237	-	-

Loans from Agricultural Development Bank of China, interest rates at 5.56% per annum, due December 2, 2011	907,469	-	Machinery and equipment owned by Yanglin; buildings and land use rights owned by Mr. Shulin Liu, the Chairman and chief executive officer.

Balance at end of period	$23,594,180	$20,476,218

These loans were obtained and used by Yanglin for working capital. Interest expense for the years ended December 31, 2010 and 2009 were $855,047 and $449,271, respectively.

B)	Credit lines

The Group has an additional credit line facility up to $45.66 million (equivalent to RMB 302 million), with Agricultural Development Bank of China.

YANGLIN SOYBEAN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009
(Stated in US Dollars)

13.	OTHER PAYABLES

Other payables consist of the following at December 31:

	2010	2009

Due for construction	$-	$824,424
Others	36	-
Balance at end of year	$36	$824,424

14.	LONG-TERM BANK LOAN

Long-term bank loans consist of the following at December 31:

	2010	2009	Collateral

Loans from Agricultural Development Bank of China, interest rates at 5.76% per annum, due August 26, 2014	$5,293,566	$-	Building, machinery and equipment and land use rights
Current maturities of long-term debt	(1,209,958)
Balance at the end of period	$4,083,608	$-

These loans were obtained and used by Yanglin for upgrading its products and expanding storage facilities. Interest expense for the year ended December 31, 2010 and 2009 was $99,133 and $0, respectively.

The future principal payments under the bank loans are as follows:

For the twelve months ended December 31,
2011	$1,209,958
2012	1,361,202
2013	1,361,203
2014	1,361,203
Total	5,293,566

YANGLIN SOYBEAN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009
(Stated in US Dollars)

15.	RELATED PARTIES TRANSACTIONS

A)	Loans from related parties consist of the following at December 31:

	2010	2009

Loans from certain employees, interest rates at 7.722% and 9.405% per annum respectively, with various installments, due October 28, 2016	$312,121	$367,867

Current portion due within one year	(55,231)	(53,676)
	$256,890	$314,191

These loans were obtained and used by Yanglin for working capital. All of the installments due during 2010 were paid on their due dates.  Interest expense for the years ended December 31, 2010 and 2009 were $25,476 and $32,355, respectively.

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

The future principal payments under the bank loans are as follows:

For the year ended December 31,
2011	$55,231
2012	45,773
2013	49,381
2014	53,275
2015	57,477
Thereafter	50,984
Total	$312,121

YANGLIN SOYBEAN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009
(Stated in US Dollars)

15.	RELATED PARTIES TRANSACTIONS (Continued)

B)	Heilongjiang Yanglin Group Seed Co. Ltd.

Heilongjiang Yanglin Group Seed Co. Ltd. “Yanglin Seed Co.”, which is wholly owned and managed by Mr. Shulin Liu, our chief executive officer, is an affiliate of the Company. Yanglin Seeds Co. supplies the farmers with “Yanglin” brand soybean seeds which provide higher oil yield. Pursuant to annual intentional supply agreements with the Company, the farmers sell the harvested soybeans to Yanglin. Yanglin Seeds Co. extends favorable commercial terms to these farmers, such as competitive price, for them to purchase “Yanglin” soybean seeds. Meanwhile, Yanglin offers cash-upon-delivery payment terms to the farmers for purchases of the harvested soybeans grown from “Yanglin” soybean seeds. These arrangements ensure that we maintain good relations with our suppliers, enjoy a stable supply of soybeans that meet our high quality standards. There was no related party transaction or commitment between Yanglin Seed Co. and the Group in 2009 and 2010.

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

YANGLIN SOYBEAN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009
(Stated in US Dollars)

16.	CONVERTIBLE PREFERRED STOCK AND WARRANTS

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

	Number of warrants
Series of warrant	12/31/2010	12/31/2009	Exercise price	Contractual term	Expiration Date
Series A	10,000,000	10,000,000	$2.75	5 years	October 2, 2012
Series B	5,000,000	5,000,000	$3.50	5 years	October 2, 2012
Series J	0	0	$2.37	1.5 years	April 3, 2009
Series C	0	0	$3.03	5 years	April 3, 2009
Series D	0	0	$3.85	5 years	April 3, 2009
Series E	1,000,000	1,000,000	$2.58	5 years	October 2, 2012
Series F	500,000	500,000	$3.01	5 years	October 2, 2012
Total	16,500,000	16,500,000

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

YANGLIN SOYBEAN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009
(Stated in US Dollars)

16.	CONVERTIBLE PREFERRED STOCK AND WARRANTS (Continued)

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

Each share of Series A Convertible Preferred Shares is convertible into one share of Common Stock, subject to standard adjustment provisions as set forth in the Certificate of Designations for our Series A Convertible Preferred Shares,

During the year ended December 31, 2009, 465,116 shares of Series A Convertible Preferred Stock were converted into 465,116 shares of common stock. No conversion was recorded during the year ended December 31, 2010.

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

YANGLIN SOYBEAN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009
(Stated in US Dollars)

16.	CONVERTIBLE PREFERRED STOCK AND WARRANTS (Continued)

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
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009
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

As such, effective January 1, 2009, the Company reclassified the fair value of these warrants from equity to liability, as if these warrants were treated as a derivative liability since their issuance in October 2007. On January 1, 2009, the Company recorded as a cumulative effect adjustment by decreasing additional paid-in capital amounting to $15,003,941 and decreasing beginning retained earnings amounting to $72,047,158 and recording $87,051,099 as a warrant liability to recognize the fair value of such warrants on January 1, 2009. The fair value of the warrants was $1,050,000 and $27,573,698 on December 31, 2010 and 2009 respectively. The Company recognized $26,523,698 and $59,477,401 as income from the change in fair value of warrants for the year ended December 31, 2010 and 2009.

As of December 31, 2010, the Company adopted the lattice valuation method to improve the valuation of the existing warrants with early exercise rights and down ratchet exercise price reset provision. The change is accounted for as change in accounting estimates. As opposed to closed form model like Black Scholes which assumes warrants be exercised on expiry date, the lattice model assumes a low probability of early exercise due to declining stock prices and sample different price paths using Monte Carlo simulation.

The following assumptions provide information regarding the warrants as of December 31, 2010:

December 31, 2010
Common stock issuable upon exercise of warrants	15,000,000
Market value of common stock on measurement date (1)	$0.30
Adjusted Exercise price	$2.61-$3.30
Risk free interest rate (2)	0.61%
Warrant lives in years	1.78
Expected volatility (3)	147%
Expected dividend yield (4)	0%
Assumed offering price range per unit over next two years	$0.25-$2.15
Assumed number of units sold in the offering	500,000-10,000,000

YANGLIN SOYBEAN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009
(Stated in US Dollars)

16.	CONVERTIBLE PREFERRED STOCK AND WARRANTS (Continued)

The fair value was calculated using the Black-Scholes option pricing model as of December 31, 2009. The assumptions that were used to calculate fair value as of December 31, 2009 were as follows:

December 31, 2009
Common stock issuable upon exercise of warrants	15,000,000
Market value of common stock on measurement date (1)	$2.95
Risk free interest rate (2)	1.7%
Warrant lives in years	2.76
Expected volatility (3)	105%

(1)	The market value of common stock are the stock price at the close of trading on the date of December 31, 2010 and 2009 respective.

(2)	The risk-free interest rate was determined by management using the 2 year Treasury Bill as of December 31, 2010. And 3 year Treasury Bill as of December 31, 2009

(3)
Expected volatility is based on average volatility of historical share trade information. The Company believes this method produces an estimate that is representative of the Company’s expectations of future volatility over the expected term of the warrants.

(4)	Management determined the dividend yield to be 0% based upon its expectation that it will not pay dividends for the foreseeable future.

YANGLIN SOYBEAN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009
(Stated in US Dollars)

16.	CONVERTIBLE PREFERRED STOCK AND WARRANTS (Continued)

SERIES B

Series B Convertible Preferred Stock has par value of $0.001 per share and each share of the Series B Convertible Preferred Shares is convertible into one share of the Common Stock, subject to standard adjustment provisions in the Certificate of Designations for Series B Convertible Preferred Shares.

After the expiration of the Series J Warrants on April 3, 2009, all of the unissued Series B convertible Preferred Shares were cancelled and reverted to the status of authorized but unissued preferred stock, undesignated as to series and subject to reissuance as shares of preferred stock of any one or more series as permitted by the Articles of Incorporation. There were no issued and outstanding shares of Series B Convertible Preferred Shares as of December 31, 2010 and 2009.

The following table summarizes warrant activity for the years ended December 31, 2010 and 2009:

	Warrants	Weighted-average exercise price	Aggregate Intrinsic Value

Outstanding at December 31, 2009	16,500,000	$2.97	$2,370,000
Issued	-	-
Exercised	-	-
Expired
Outstanding at December 31, 2010	16,500,000	$2.97	$-

The terms of outstanding warrants as of December 31, 2010 are as follows:

	Warrants outstanding			Warrants exercisable
Range of exercise prices	Number outstanding	Weighted average remaining contractual life (years)	Weighted average exercise price	Number exercisable	Weighted average exercise price

$2.58-$3.50	16,500,000	$1.78	$2.97	16,500,000	$2.97

YANGLIN SOYBEAN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009
(Stated in US Dollars)

16.	CONVERTIBLE PREFERRED STOCK AND WARRANTS (Continued)

Fair Value on a Recurring Basis

The following table sets forth, by level within the fair value hierarchy, the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2010:

Fair Value Measurements at December 31, 2010
Quoted Prices
	In Active	Significant		Total
	Markets for	Other	Significant	Carrying
	Identical	Observable	Unobservable	Value as of
	Assets	Inputs	Inputs	December
Description	(Level 1)	(Level 2)	(Level 3)	31, 2010
Derivative warrant instruments	$-	$-	$1,050,000	$1,050,000
Total	$-	$-	$1,050,000	$1,050,000

YANGLIN SOYBEAN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009
(Stated in US Dollars)

17.	STOCK OPTIONS

At the time the Company appointed Mr. Michael Marks as an independent director, the Company agreed to grant Mr. Marks, as part of his compensation, 20,000 stock options annually. The stock options will be granted at the end of each quarter with the exercise price being the stock price at the last trading day of the quarter. During the year ended December 31, 2010, the Company granted an aggregate of 20,000 options to an independent director in connection with his service in 2010. The options have exercise price ranges from $0.30-$3.10 per share and are fully vested on the date of grant.

The Company valued the stock options by the Black Scholes model with the following assumptions:

Number of Options Issued	Expected Term	Expected Volatility	Dividend Yield	Risk Free Interest Rate	Grant Date Fair Value

5,000	5	105%	0%	2.54%	$11,292
5,000	5	105%	0%	2.31%	$11,646
5,000	5	105%	0%	2.69%	$11,117
5,000	5	105%	0%	2.55%	$10,126
5,000	5	105%	0%	1.79%	$8,603
5,000	5	105%	0%	1.27%	$3,761
5,000	5	105%	0%	2.01%	$1,123

35,000					$57,668

The following is a summary of the option activity:

	Options	Weighted-average exercise price	Aggregate Intrinsic Value

Outstanding at December 31, 2008	-	-	$-
Issued	15,000	3.02	-
Exercised	-	-	-
Expired	-	-	-
Outstanding at December 31, 2009	15,000	$3.02	$-
Issued	20,000	1.58	-
Exercised	-	-	-
Expired	-	-	-
Outstanding at December 31, 2010	35,000	$2.19	$-

YANGLIN SOYBEAN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009
(Stated in US Dollars)

17.	STOCK OPTIONS (Continued)

Following is a summary of the status of options outstanding at December 31, 2010:

	Options outstanding			Options exercisable
Range of exercise prices	Number outstanding	Weighted average remaining contractual life (years)	Weighted average exercise price	Number exercisable	Weighted average exercise price

$0.30-$3.10	35,000	4.25	$2.19	35,000	$2.19

For the year ended December 31, 2010 and 2009, the Company recognized $23,613 and $34,055 as compensation expense for the stock options granted to the independent director, respectively.

18.	EARNINGS PER SHARE

The calculation of the basic and diluted earnings per share attributable to the common stock holders is based on the following data:

	2010	2009

Numerator
Earnings:
Earnings for the purpose of basic earnings per share	$17,193,112	$44,909,588
Effect of dilutive potential common stock	-	-
Earnings for the purpose of dilutive earnings per share	$17,193,112	$44,909,588

Denominator
Number of shares:
Weighted average number of common stock for the purpose of basic earnings per share	20,465,119	20,178,404
Effect of dilutive potential common stock - conversion of convertible preferred stock	9,534,883	9,534,883
Effect of dilutive potential common stock - conversion of warrants	556	1,929,093
Weighted average number of common stock for the purpose of dilutive earnings per share	30,000,558	31,642,380

YANGLIN SOYBEAN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009
(Stated in US Dollars)

19.	INCOME TAXES

(a)	Corporate Income Tax (“CIT”)

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

Prior to January 1, 2008, the CIT rates applicable to our subsidiaries in the PRC ranged from 0% to 33%. After January 1, 2008, under the New CIT Law, the statutory corporate income tax rate applicable to most companies is 25% instead of the old tax rate of 33%. The tax rate applicable to WFOE and Yanglin is 25%. Yanglin has been named as a National Key Leading Enterprise in Agriculture and awarded a tax exemption through 2010 by the PRC central government.  For year 2010’s tax exemption, a review by the local tax authority of the PRC is also required.

In accordance with the New CIT Law, enterprises established under the laws of foreign countries or regions and whose “place of effective management” is located within the PRC territory are considered PRC resident enterprises and subject to the PRC income tax at the rate of 25% on worldwide income. The definition of “place of effective management” refers to an establishment that exercises, in substance, overall management and control over the production and business, personnel, accounting, properties, etc. of an enterprise. As of December 31, 2010, no detailed interpretation of guidance has been issued to define “place of effective management”.  Furthermore, as of December 31, 2010, the administrative practice associated with interpreting and applying the concept of “place of effective management” is unclear. If the Company’s non-PRC incorporated entities are deemed PRC tax residents, such entities would be subject to PRC tax under the New CIT Law. The Company has analyzed the applicability of this law, as of December 31, 2010, and the Company has not accrued for PRC tax on such basis. The Company will continue to monitor changes in the interpretation or guidance of this law.

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

YANGLIN SOYBEAN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009
(Stated in US Dollars)

19.	INCOME TAXES (Continued)

Income before income taxes:

	2010	2009

Non-PRC	$26,309,004	$59,139,490
PRC	(9,115,892)	(14,229,902)
Total	$17,193,112	$44,909,588

There is no income tax expense for the years ended December 31, 2010 and 2009.

A reconciliation between the income tax expense computed at the U.S. statutory rate and the Group’s provision for income tax is as follows:

	2010	2009

U.S. statutory rate	34%	34%
PRC Enterprise Income Tax	(25)%	(25)%
Permanent differences	(25)%	(34.16)%
Change in valuation allowance	25.19%	25.16%
Tax exemption in PRC	-	-
Provision for income tax	-	-

The tax effects of temporary differences and loss carry forwards that give rise to significant portions of deferred tax assets at December 31, 2010 and 2009 were as follows:

	2010	2009

Deferred tax assets
Fixed assets	$210,944	$199,857
Intangible assets	33,334	32,907
Assets held for sale	298,708	146,258
Net operating loss	6,106,562	3,506,634
Other	30,900	2,263
Gross deferred tax assets	6,680,448	3,887,919
Valuation allowance	(6,680,448)	(3,887,919)
Total deferred tax assets	$-	$-

YANGLIN SOYBEAN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009
(Stated in US Dollars)

19.	INCOME TAXES (Continued)

As of December 31, 2010, the Company intends to permanently reinvest the undistributed earnings from its foreign subsidiaries to fund future operations. The amount of unrecognized deferred tax liabilities for temporary differences related to investments in foreign subsidiaries is not determined because such a determination is not practicable.

In assessing the realizability of deferred tax assets, the Company has considered whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company records a valuation allowance to reduce deferred tax assets to a net amount that management believes is more-likely-than-not realizable based on the weight of all available evidence. As of December 31, 2010 and 2009, the Company recorded a full valuation allowance against the deferred tax assets. The valuation allowance recognized was $2,792,529 during 2010.

The Group has open tax years from year 2006 to 2009 with the U.S. and the PRC taxing authorities.  As of December 31, 2010, the Group had net operating tax losses carried forward of $24,230,890, which includes $542,665 and $23,688,225 in the US and PRC, respectively. Those losses carried forward in the US will expire between years 2013 and 2029. Those losses carried forward in the PRC will expire between years 2013 and 2016.

(b)	Uncertain Tax Provision

For the year ended December 31, 2010, there is no unrecognized tax benefit. Management does not anticipate any potential future adjustments in the next twelve months which would result in a material change to its financial tax position.  As of December 31, 2010 and 2009, the Group did not accrue any interest and penalties.

20.	VARIABLE INTEREST ENTITY

The Company, as a primary beneficiary of Yanglin, consolidates Yanglin, as a Variable Interest Entity (“VIE”), of which we are the primary beneficiary. The liabilities recognized as a result of consolidating a VIE do not represent additional claims on our general assets; rather, they represent claims against the specific assets of the consolidated VIE. Conversely, assets recognized as a result of consolidating a VIE do not represent additional assets that could be used to satisfy claims against our general assets. Reflected in the December 31, 2010 and 2009 balance sheets are consolidated VIE assets of $81.6 and $81.9 million, respectively, which are comprised mainly of cash, inventory and property and equipment. VIE liabilities mainly consist of short term bank loans and payables for working capital.

YANGLIN SOYBEAN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009
(Stated in US Dollars)

21.	PARENT-ONLY FINANCIAL STATEMENTS

As mentioned in note 1 to the consolidated financial statements, as a result of entering into the contractual agreements, WFOE is deemed to control Yanglin as a Variable Interest Entity. These agreements may have restrictions on the ability of Yanglin to transfer funds to the Company through intercompany loans, advances and cash dividends which consist of additional paid in capital, statutory reserves and retained earnings of $42,788,182 and $51,548,050 respectively as at December 31, 2010 and 2009.

The following tables present unconsolidated financial information of the Company only:

Balance Sheets as of December 31, 2010 and 2009

	2010	2009
Cash – restricted	$247,961	$278,018
Other prepayment	-	1,216
Investments in subsidiaries	50,861,016	58,363,646

Total assets	$51,108,977	$58,642,880

Other current liabilities	$292,584	$132,777
Warrant liabilities	1,050,000	27,573,698

Total liabilities	1,342,584	27,706,475

Total shareholders’ equity	49,766,393	30,936,405

Total liabilities and shareholders’ equity	$51,108,977	$58,642,880

Statements of Operations and Comprehensive Income for the years ended December 31, 2010 and 2009
	2010	2009
Investment (loss) income	$(7,362,045)	$(14,057,711)
General and administrative expenses	(214,694)	(351,070)
(Loss) income from operations before income taxes	(7,576,739)	(14,408,781)
Other income (expenses)		13,350
Change in fair value of warrants	26,523,698	59,477,401
Income before income taxes	18,946,959	45,081,970
Income taxes	-	-
Net income	$18,946,959	$45,081,970

(3) Exhibits

The following exhibits are filed as part of this Annual Report on Form 10-K:

3.1	Amended and Restated Articles of Incorporation incorporated by reference to the exhibit of the same number to our registration statement on Form S-1 filed with the SEC on May 12, 2008.

3.2	Restated Articles of Incorporation incorporated by reference to the exhibit of the same number to our registration statement on Form S-1 filed with the SEC on May 12, 2008.

3.3	Specimen of Common Stock certificate incorporated by reference to the exhibit of the same number to our report on Form 8-k filed with the SEC on October 10, 2007.

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

10.22	Amendment to Exclusive Purchase Option Agreement, dated as of April 3, 2009 incorporated by reference to Form 10-K filed with the SEC on April 13, 2009.

10.23	Amendment to Consigned Management Agreement, dated as of April 3, 2009 incorporated by reference to Form 10-K filed with the SEC on April 13, 2009.

10.24	Employment Agreement by and between the Company and Molan Shangguan, dated as of December 20, 2010 incorporated by reference to exhibit 10.1 to our current report on Form 8-K filed with the SEC on December 27, 2010.

10.25	Salary Offer Letter by and between Yanglin Soybean, Inc. and Molan Shangguan, dated as of December 20, 2010 incorporated by reference to exhibit 10.2 to our current report on Form 8-K filed with the SEC on December 27, 2010.

14	Code of Business Conduct and Ethics incorporated by reference to the exhibit of 14.1 to our report on Form 8-k filed with the SEC on March 12, 2009.

16.1	Letter from the Company to Hatfield, incorporated by reference to the exhibit of the same number to our report on Form 8-k filed with the SEC on October 10, 2007.

16.2	Letter from Hatfield to the SEC, incorporated by reference to the exhibit of the same number to our report on Form 8-k filed with the SEC on October 10, 2007.

16.3	Letter of Samuel H. Wong & Company, LLP, dated February 26, 2008, incorporated by reference to the exhibit of 16.1 to our report on Form 8-k/A filed with the SEC on February 28, 2008.

16.4	Letter of Samuel H. Wong & Company, LLP, dated March 17, 2008, incorporated by reference to the exhibit of 16.1 to our report on Form 8-k/A filed with the SEC on March 28, 2008.

21.1	List of Subsidiaries incorporated by reference to the exhibit of same number to our report on Form 8-k filed with the SEC on October 10, 2007.

31.1*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

YANGLIN SOYBEAN, INC.
(Registrant)

Dated: April 12, 2011	/s/ Shulin Liu
Shulin Liu

Chief Executive Officer,
Chairman of the Board

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Shulin Liu	Chief Executive Officer,	April 12, 2011
Shulin Liu	Chairman of the Board

/s/ Molan Shangguan	Chief Financial Officer	April 12, 2011
Molan Shangguan

/s/ Xiao Feng	Director	April 12, 2011
Xiao Feng

/s/ Zongtai Guo	Director	April 12, 2011
Zongtai Guo

/s/ Michael Marks	Director	April 12, 2011
Michael Marks

/s/ Albert McLelland	Director	April 12, 2011
Albert McLelland