Form 10-Q
period 2011-03-31
Yanglin Soybean, Inc.
filed 2011-05-16
CIK 1368745

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011

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

As of May 13, 2011, the Company had 20,465,119 shares of Common Stock, $0.001 par value per share, issued and outstanding.

Yanglin Soybean, Inc.

PART 1-FINANCIAL INFORMATION

ITEM 1-FINANCIAL STATEMENTS

YANGLIN SOYBEAN, INC.

CONSOLIDATED BALANCE SHEETS
AS AT MARCH 31, 2011 (UNAUDITED), AND DECEMBER 31, 2010
(Stated in US Dollars)
	March 31, 2011 (unaudited)	December 31, 2010
ASSETS
Current assets
Cash	$28,036,511	$24,065,082
Cash-restricted	247,961	247,961
Inventories	8,337,311	10,546,396
Advances to suppliers	6,443,134	9,087,560
Prepaid VAT and other taxes	8,197,702	8,074,990
Other receivables and prepaid expenses	78,349	92,331

Total current assets	51,340,968	52,114,320

Property, plant and equipment, net	24,906,060	25,425,121
Intangible assets, net	4,328,550	4,343,816

TOTAL ASSETS	$80,575,578	$81,883,257

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Short-term bank loans	$23,053,083	$23,594,180
Loans from related parties – current	47,821	55,231
Accounts payable	11,671	48,518
Other payables	34	36
Customers deposits	1,157,181	1,080,363
Accrued liabilities	579,836	597,496
Current maturities of long-term debt	1,221,355	1,209,958
Total current liabilities	26,070,981	26,585,782

Long-term liabilities
Long-term bank loan	4,122,074	4,083,608
Loan from related parties – non-current	219,966	256,890
Warrant liability	5,079,661	1,050,000

TOTAL LIABILITIES	35,492,682	31,976,280

STOCKHOLDERS' EQUITY
Convertible preferred stock 50,000,000 authorized shares with a par value of $.001 designated as follows:
10,000,000 shares designated as Series A $0.001 par value, 9,534,883 and 9,534,883 shares issued and outstanding as of March 31, 2011 and December 31, 2010, respectively	9,535	9,535
Common stock:
$0.001 par value, 10,000,000,000 shares authorized; 20,465,119 and 20,465,119 shares issued and outstanding as of March 31, 2011 and December 31, 2010, respectively	20,465	20,465
Additional paid-in capital	27,926,741	27,923,362
Statutory reserves	5,628,636	5,628,636
Retained earnings (accumulated deficit)	1,939,112	7,240,066
Accumulated other comprehensive income	9,558,407	9,084,913

Total stockholders’ equity	45,082,896	49,906,977

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$80,575,578	$81,883,257
The accompanying notes are an integral part of these consolidated financial statements.

YANGLIN SOYBEAN, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME FOR
THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010(UNAUDITED)
(Stated in US Dollars)

	For the three months ended March 31
	2011	2010
Net sales	$33,947,661	$34,082,815
Cost of sales	(34,165,621)	(34,066,192)
Gross (loss)	(217,960)	16,623

Operating Expenses
Selling expenses	(65,570)	(64,776)
General and administrative expenses	(584,166)	(850,042)

Total operating expenses	(649,736)	(914,818)

(Loss) from operations	(867,696)	(898,195)

Interest expenses	(425,253)	(278,612)
Interest income	19,936	26,253
Other income	1,720	(350)
Changes in fair value of warrants	(4,029,661)	5,121,571

(Loss) income before income taxes	(5,300,954)	3,970,667

Income tax	-	-

Net income (loss)	(5,300,954)	3,970,667

Foreign currency translation adjustment	473,494	9,400
Comprehensive income	$(4,827,460)	$3,980,067

Earnings per share
Basic	$(0.26)	$0.19
Diluted	$(0.26)	$0.13

Weighted average shares outstanding
Basic	20,465,119	20,465,119
Diluted	30,003,317	30,445,616
The accompanying notes are an integral part of these consolidated financial statements.

YANGLIN SOYBEAN, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2011 (UNAUDITED)
(Stated in US Dollars)

	Preferred stock Series A		Common stock				(Accumulated	Accumulated
	Number of shares	Amount	Number of shares	Amount	Additional paid-in capital	Statutory reserves	deficit) retained earnings	other comprehensive income	Total
Balance, December 31, 2010	9,534,883	$9,535	20,465,119	$20,465	$27,923,362	$5,628,636	$7,240,066	$9,084,913	$49,906,977
Net income	-	-	-	-	-	-	(5,300,954)	-	(5,300,954)
Share-based compensation expense	-	-	-	-	3,379	-	-	-	3,379
Foreign currency translation adjustment	-	-	-	-	-	-	-	473,494	473,494
Balance, March 31, 2011	9,534,883	$9,535	20,465,119	$20,465	$27,926,741	$5,628,636	$1,939,112	$9,558,407	$45,082,896

The accompanying notes are an integral part of these consolidated financial statements.

YANGLIN SOYBEAN, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010 (UNAUDITED)
(Stated in US Dollars)
	For the three months ended
	March 31
	2011	2010
Cash flows from operating activities
Net income	$(5,300,954)	$3,970,667
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	758,401	717,843
Amortization	56,001	53,833
Share-based compensation expense	3,379	10,126
Bad debt recovery	313	218
Change in fair value of warrants	4,029,661	(5,121,571)

Changes in operating assets and liabilities:
Trade receivable
Inventories	2,300,982	3,237,871
Advances to suppliers	2,721,221	1,216
Prepaid VAT and other taxes	(46,497)	11,905
Other receivables	14,490	(28,866)
Accounts payable	(37,183)	(14,238)
Other payables	-	4,221
Customers deposits	66,427	373,693
Accrued liabilities	(23,174)	(40,036)

Net cash provided by operating activities	4,543,067	3,176,882

Cash flows from investing activities
Purchase of property, plant and equipment	(2,294)	-
	-
Net cash used in investing activities	(2,294)	-

Cash flows from financing activities
Proceeds from bank loans	-	-
Cash-restricted	-	56,158
Principal payments for short-term bank loans	(760,884)	-
Principal payments for loans from related parties	(47,120)	(26,801)

Net cash flows provided by (used in) financing activities	(808,004)	29,357

Net increase in cash	3,732,769	3,206,239
Effect of foreign currency translation on cash	238,660	5,566
Cash- beginning of period	24,065,082	34,811,611
Cash- end of period	$28,036,511	$38,023,416

Supplementary cash flow information:
Interest paid	$425,253	$278,612

The accompanying notes are an integral part of these consolidated financial statements.

YANGLIN SOYBEAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010
(UNAUDITED) (Stated in US Dollars)

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

Faith Winner (BVI) and WFOE have entered into a series of agreements respectively with Yanglin and as a result of such agreements WFOE gained control of all of Yanglin’s assets, management and business as if Yanglin were a wholly-owned subsidiary of WFOE. These agreements included a loan agreement, a consigned management agreement, two consignment agreements of equity interests, an exclusive purchase option agreement, a registered trademark transfer contract and a trademark licensing agreement. The consignment agreements were entered into on September 1, 2007, and the other agreements were all signed on September 24, 2007. The exclusive purchase option agreement and the consigned management agreement were amended as of April 3, 2009.  As described by the amendment, the exercise price of the exclusive purchase option shall be $17,000,000, or such greater amount as required by the then applicable Chinese law and regulations.  If WFOE elects to purchase the Equity Interests held by Shulin Liu and Huanqin Ding (collectively “the Shareholders”), all of the consideration net tax (the “ Consideration of Equity Transfer ” ) obtained by the Shareholders shall be used to repay Yanglin.  If WFOE elects to purchase the assets of Yanglin, Yanglin shall use all of the consideration net tax (the “Consideration of Assets Transfer” ) to repay WFOE. To the extent that the Consideration of Equity Transfer or Assets Transfer is greater than $17,000,000 as required by the then applicable law or for any other reasons, the excess shall be paid by Yanglin to WFOE as interest on the loan made under the Loan Agreement dated September 24, 2007 between WFOE and Yanglin.

YANGLIN SOYBEAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010
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

YANGLIN SOYBEAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010
(UNAUDITED) (Stated in US Dollars)

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

*Deemed variable interest entity

YANGLIN SOYBEAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010
(UNAUDITED) (Stated in US Dollars)

2.	GENERAL (Continued)

(c)	Use of estimates

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

YANGLIN SOYBEAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010
(UNAUDITED) (Stated in US Dollars)

2.	GENERAL (Continued)

(f)	Property, plant and equipment

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

YANGLIN SOYBEAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010
(UNAUDITED) (Stated in US Dollars)

2.	GENERAL (Continued)

(i)	Trade receivables

Trade receivables are recognized and carried at the original invoice amount less an allowance for any uncollectible amounts. An allowance for doubtful accounts is maintained for all customers after considering a variety of factors, including the length of time past due, significant one-time events and the company’s historical experience.

The Group writes off trade receivables against its allowance after reasonable collection efforts have been made and the accounts are deemed uncollectible.

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

The exchange rates used to translate amounts in RMB into USD for the purposes of preparing the consolidated financial statements were as follows:
	March 31, 2011	December 31, 2010	March 31, 2010
The closing rate at RMB : USD exchange rate	6.5501	6.6118	6.8361
Average three-months ended RMB : USD exchange rate	6.5713	-	6.8360

The RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions.  There is no assurance that the RMB amounts could have been, or could be, converted into USD at the rates used in translation.

YANGLIN SOYBEAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010
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

Cost of sales consists primarily of direct material costs, direct labor cost, and applicable overhead costs attributable to the production of products.  Permanent write-down of inventory to the lower of cost or market value is also reflected in the cost of revenues. For the three months ended March 31, 2011 and 2010, there were no write-downs of inventories.

(n)	Advertising

The Group expenses all advertising expenses as incurred.  Advertising expenses included in selling expenses were both $0 for the three months ended March 31, 2011 and 2010 respectively.

(o)	Shipping and handling

All shipping and handling costs are expensed as incurred and included in selling expense.  Total shipping and handling expenses were $14,833 and $16,542 for the three months ended March 31, 2011 and 2010, respectively.

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

Full time employees in PRC entities participate in a government mandated multi-employer defined contribution plan pursuant to which certain pension benefits, medical care, unemployment insurance, employee housing fund and other welfare benefits are provided to employees. The PRC labor regulations require the Group to accrue for these benefits based on certain percentages of the employees' salaries. Management believes full time employees who have passed the probation period are entitled to such benefits.  The total provisions for employee pension were $41,114 and $37,965 the three months ended March 31, 2011 and 2010, respectively.

YANGLIN SOYBEAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010
(UNAUDITED) (Stated in US Dollars)

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
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010
(UNAUDITED) (Stated in US Dollars)

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

As provided in WFOE’s and Yanglin’s respective organizational documents, WFOE’s and Yanglin’s net income after taxation can only be distributed as dividends after appropriation has been made for the following:

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

The Company established a statutory surplus reserve as well as a statutory public welfare fund and commenced to appropriate 10% and 5%, respectively, of the PRC net income after taxation to these reserves. The amounts included in the statutory reserves consisted of surplus reserve of $3,752,424 and common welfare fund of $1,876,212 as of March 31, 2011 and December 31, 2010, respectively.

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
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010
(UNAUDITED) (Stated in US Dollars)

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

YANGLIN SOYBEAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010
(UNAUDITED) (Stated in US Dollars)

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

YANGLIN SOYBEAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010
(UNAUDITED) (Stated in US Dollars)

2.	GENERAL (Continued)

(x)	Recent accounting pronouncements (Continued)

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

In addition, the amendments in the ASU require an entity that is a conduit bond obligor for conduit debt securities that are traded in a public market to evaluate subsequent events through the date of issuance of its financial statements and must disclose such date. All of the amendments in the ASU were effective upon issuance (February 24, 2010) except for the use of the issued date for conduit debt obligors. That amendment is effective for interim or annual periods ending after June 15, 2010.

YANGLIN SOYBEAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010
(UNAUDITED) (Stated in US Dollars)

2.	GENERAL (Continued)

(x)	Recent accounting pronouncements (Continued)

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

YANGLIN SOYBEAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010
(UNAUDITED) (Stated in US Dollars)

2.	GENERAL (Continued)

(x)	Recent accounting pronouncements (Continued)

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
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010
(UNAUDITED) (Stated in US Dollars)

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

•
       Level 1 Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities. The Company considers active markets as those in which transactions for the assets or liabilities occur in sufficient frequency and volume to provide pricing information on an ongoing basis.

•
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

•
       Level 3 Measured based on prices or valuation models that require inputs that are both significant to the fair value measurement and less observable from objective sources (i.e. supported by little or no market activity). Yanglin’s valuation models are primarily industry standard models. Level 3 instruments include derivative warrant instruments. Yanglin does not have sufficient corroborating evidence to support classifying these assets and liabilities as Level 1 or Level 2.

The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties.  As of March 31, 2011, the carrying amounts of financial assets and liabilities, such as cash and cash equivalents, accounts receivable, other receivables, short-term bank loans, accounts payable, and other payables, approximate their fair values because of the short maturity of these instruments and market rates of interest available to the Group.

YANGLIN SOYBEAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010
(UNAUDITED) (Stated in US Dollars)

4.	CREDIT RISK AND CUSTOMERS AND SUPPLIERS CONCENTRATIONS

Financial instruments which potentially expose the Group to concentrations of credit risk, is cash and accounts receivable as of March 31, 2011 and December 31, 2010. The Group performs ongoing evaluations of its cash position and credit evaluations of customers to ensure sound collections and minimize credit losses exposure.

CASH- U.S. ACCOUNTS– (RESTRICTED)

As of March 31, 2011 and December 31, 2010, respectively, the Group’s restricted cash of $247,961 and $247,961 was kept in bank account in the U.S. Cash accounts at financial institutions in the U.S. may exceed the federal depository insurance coverage limits. In October 2008, the FDIC increased its insurance from $100,000 per depositor to $250,000 and to an unlimited amount for non-interest bearing accounts. The coverage increase, which is temporary, extends through December 31, 2013 and June 30, 2010, respectively. All of the cash held in the U.S. is fully insured. Lastly, there is no unrestricted cash in U.S. accounts.

CASH- PRC ACCOUNTS– (RESTRICTED AND UN-RESTRICTED)

As of March 31, 2011 and December 31, 2010, respectively, the Group’s cash was with banks in the PRC where there is currently no rule or regulation mandated on obligatory insurance of bank accounts.

SALES AND VENDOR CONCENTRATIONS

For the three months ended March 31, 2011 and 2010 respectively, all of the Group’s sales were generated within the PRC. In addition, all accounts receivable as of March 31, 2011 and December 31, 2010 are from entities within the PRC.

For the three months ended March 31, 2011 and 2010 respectively, no customer accounted for 10% or more of the Group’s revenue.

For the three months ended March 31, 2011 and 2010 respectively, no vendor accounted for 10% or more of the Group’s purchases.

YANGLIN SOYBEAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010
(UNAUDITED) (Stated in US Dollars)

5.	CASH-RESTRICTED

Cash-restricted consists of the following at:

	March 31, 2011	December 31, 2010
	(unaudited)
Bank deposits held as collateral for bank loan – PRC	$-	$-
Bank deposits held in trust account – U.S.	247,961	247,961
Balance at the end of period	$247,961	$247,961

Cash-restricted maintained in a trust account in the United States is held for the purpose of payment for investor and public relations costs.

6.	INVENTORIES

Inventories consist of the following:

	March 31, 2011	December 31, 2010
	(unaudited)
Finished goods	$1,369,287	$2,190,112
Raw materials	6,968,024	8,356,284
Balance at the end of period	$8,337,311	$10,546,396

YANGLIN SOYBEAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010
(UNAUDITED) (Stated in US Dollars)

7.	OTHER RECEIVABLES AND PREPAID EXPENSES

Details of other receivables and prepaid expenses consist of the following:

	March 31, 2011	December 31, 2010
	(unaudited)
Advances for materials	$3,237	$3,206
Prepayment for customers’ transportation costs	22,198	48,358
Advances for travel	424	420
Prepaid service fee	30,534	30,249
Other	21,956	10,098
Balance at the end of period	$78,349	$92,331

8.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	March 31, 2011	December 31, 2010
	(unaudited)
Building	$9,570,974	$9,481,660
Machinery and equipment	26,846,995	26,596,464
Office equipment	136,108	132,562
Motor vehicles	1,355,347	1,342,699
	37,909,424	37,553,385
Less: accumulated depreciation	(13,003,364)	(12,128,264)
Balance at the end of period	$24,906,060	$25,425,121

As of March 31, 2011, machinery and equipment with net book value of $2,734,517were pledged as collateral under certain loan arrangements. These loans were primarily obtained for general working capital.

YANGLIN SOYBEAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010
(UNAUDITED) (Stated in US Dollars)

8.	PROPERTY, PLANT AND EQUIPMENT (Continued)

Temporarily Idle Assets

Included in the above balances of property, plant and equipment are assets deemed as temporarily idle by the management comprised of the following:

	March 31, 2011	December 31, 2010
	(unaudited)
Buildings	$921,465	$912,866
Machinery and equipment	3,999,939	3,962,612
	4,921,404	4,875,478
Less: accumulated depreciation	(933,718)	(821,319)
Net book value	$3,987,686	$4,054,159

These assets belong to the powdered oil production line. They are temporarily idle because of technical issues in the formula. We are adjusting the formula and techniques used for powdered oil and expect to start formal production within a few months. If the production can’t be started as expected, we will consider disposal of these assets.
Depreciation expense is included in the consolidated statement of operations and comprehensive income as follows (unaudited):

	Three months ended March 31,
	2011	2010
Cost of sales and inventory	$476,602	$288,245
General and administrative expenses	281,799	429,598
Total depreciation expenses	$758,401	$717,843

YANGLIN SOYBEAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010
(UNAUDITED) (Stated in US Dollars)

9.	INTANGIBLE ASSETS

Intangible assets consist of the following:

Amortized intangible assets	January 1, 2011	Accumulated amortization	Foreign currency translation difference	March 31, 2011 (unaudited)
Land use rights	$4,141,045	(624,246)	39,008	$3,555,807
Railway use rights	1,240,207	(479,146)	11,682	772,743
Total amortized intangible assets	$5,381,252	(1,103,392)	50,690	$4,328,550

As of March 31, 2011, land use rights with net book value of $1,283,516 were pledged as collateral for certain loans.

There were no additions or disposals during the year ended March 31, 2011.

Amortization expenses are included in the consolidated statement of operations and comprehensive income as follows:

	Three months ended March 31,
	2011	2010
	(unaudited)	(unaudited)
Selling expenses	$33,981	$32,665
General and administrative expenses	22,020	21,168
Total amortization expense	$56,001	$53,833

The estimated aggregate amortization expenses for intangible assets for the five succeeding years are as follows:

March 31,
2012	$224,730
2013	224,730
2014	224,730
2015	224,730
2016	224,730
Thereafter	3,204,900
$4,328,550

YANGLIN SOYBEAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010
(UNAUDITED) (Stated in US Dollars)

10.	SHORT-TERM BANK LOANS

(A)	Short-term bank loans consist of the following:

	March 31, 2011	December 31, 2010	Collateral
	(unaudited)
Loans from Agricultural Development Bank of China, interest rates at 5.31% per annum, due June 27, 2011	7,633,471	7,562,237	-

Loans from Agricultural Development Bank of China, interest rates at 5.31% per annum, due July 18, 2011	7,633,471	7,562,237	-

Loans from Agricultural Development Bank of China, interest rates at 5.56% per annum, due September 22, 2011	7,633,471	7,562,237	-

Loans from Agricultural Development Bank of China, interest rates at 5.56% per annum, due December 2, 2011	152,670	907,469	Machinery and equipment owned by Yanglin; buildings and land use rights owned by Mr. Shulin Liu, the Chairman and chief executive officer.

Balance at end of period	$23,053,083	$23,594,180

These loans were obtained and used by Yanglin for working capital. Interest expense for the three months ended March 31, 2011 and 2010 were $317,335 and $271,876, respectively.

(B)	Credit lines

The Group has a credit line facility with the availability to borrow up to $75.2 million (equivalent to RMB 492.9 million) with Agricultural Development Bank of China (the “Bank”).

YANGLIN SOYBEAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010
(UNAUDITED) (Stated in US Dollars)

11.	OTHER PAYABLES

Other payables consist of the following:

	March 31, 2011	December 31, 2010
	(unaudited)
Due for construction	$-	$-
Others	34	36
Balance at the end of period	$34	$36

12.	LONG-TERM BANK LOAN

Long-term bank loans consist of the following:

	March 31, 2011	December 31, 2010	Collateral
	(unaudited)
Loans from Agricultural Development Bank of China, interest rates at 5.76% per annum, due August 26, 2014	$5,343,429	$5,293,566	Building, machinery and equipment and land use rights
Current maturities of long-term debt	(1,221,355)	(1,209,958)
Balance at the end of period	$4,122,074	$4,083,608

These loans were obtained and used by Yanglin for upgrading its products and expanding storage facilities. Interest expense for the three months ended March 31, 2011 and 2010 was $102,263 and $0, respectively.

The future principal payments under the bank loans are as follows:

For the twelve months ended March 31,
2011	$1,221,356
2012	1,374,024
2013	1,374,025
2014	1,374,025
Total	5,343,430

YANGLIN SOYBEAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010
(UNAUDITED) (Stated in US Dollars)

13.	RELATED PARTIES TRANSACTIONS

(A)	Loans from related parties consist of the following:

	March 31, 2011	December 31, 2010
	(unaudited)
Loans from certain employees, interest rates at 7.722% and 9.405% per annum respectively, with various installments, due October 28, 2016	$267,787	$312,121

Current portion due within one year	(47,821)	(55,231)
	$219,966	$256,890

These loans were obtained and used by Yanglin for working capital. Interest paid for the three months ended March 31, 2011 and 2010 was $5,655 and $6,736, respectively.

YANGLIN SOYBEAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010
(UNAUDITED) (Stated in US Dollars)

13.	RELATED PARTIES TRANSACTIONS (Continued)

These loans are between Yanglin, Mr. Shulin Liu, the Chief Executive Officer of Yanglin, and certain employees and officers of Yanglin. Mr. Shulin Liu gifted 12 houses to these employees and officers for their long-term services, and these employees and officers personally obtained mortgage loans from the Industrial and Commercial Bank of The PRC, using these houses as collateral. The employees simultaneously loaned the proceeds to Yanglin to be used as working capital. These employees and officers have been making principal and interest payments on the loans directly to the bank and Yanglin will reimburse them for the full amount at a later date.

The future principal payments under the bank loans are as follows:

For the twelve months ended March 31,
2012	$47,821
2013	41,735
2014	45,019
2015	48,562
2016	52,386
Thereafter	32,264
Total	$267,787

(B)	Heilongjiang Yanglin Group Seed Co. Ltd.

Heilongjiang Yanglin Group Seed Co. Ltd. “Yanglin Seed Co.”, which is wholly owned and managed by Mr. Shulin Liu, the Company’s chief executive officer, is an affiliate of the Company. Yanglin Seeds Co. supplies the farmers with “Yanglin” brand soybean seeds which provide higher oil yield. Pursuant to annual intentional supply agreements with the Company, the farmers sell the harvested soybeans to Yanglin. Yanglin Seeds Co. extends favorable commercial terms to these farmers, such as competitive price, for them to purchase “Yanglin” soybean seeds. Meanwhile, Yanglin offers cash-upon-delivery payment terms to the farmers for purchases of the harvested soybeans grown from “Yanglin” soybean seeds. These arrangements ensure that we maintain good relations with our suppliers, and enjoy a stable supply of soybeans that meet our high quality standards. There was no related party transaction or commitment between Yanglin Seed Co. and the Group as of March 31, 2011 and for the three months ended March 31, 2011 and 2010, respectively.

YANGLIN SOYBEAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010
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
	Number of warrants			Exercise	Contractual
Series of warrant	3/31/2011	12/31/2010	3/31/2010	price	term	Expiration Date
Series A	10,000,000	10,000,000	10,000,000	$2.75	5 years	October 2, 2012
Series B	5,000,000	5,000,000	5,000,000	$3.50	5 years	October 2, 2012
Series E	1,000,000	1,000,000	1,000,000	$2.58	5 years	October 2, 2012
Series F	500,000	500,000	500,000	$3.01	5 years	October 2, 2012
Total	16,500,000	16,500,000	16,500,000

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

YANGLIN SOYBEAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010
(UNAUDITED) (Stated in US Dollars)

14.	CONVERTIBLE PREFERRED STOCK AND WARRANTS (Continued)

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

Each share of Series A Convertible Preferred Shares is convertible into one share of Common Stock, subject to standard adjustment provisions as set forth in the Certificate of Designations for our Series A Convertible Preferred Shares. No conversion was recorded during the three months ended March 31, 2011 and during the year ended December 31, 2010.

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

YANGLIN SOYBEAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010
(UNAUDITED) (Stated in US Dollars)

14.	CONVERTIBLE PREFERRED STOCK AND WARRANTS (Continued)

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

YANGLIN SOYBEAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010
(UNAUDITED) (Stated in US Dollars)

14.	CONVERTIBLE PREFERRED STOCK AND WARRANTS (Continued)

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

As such, effective January 1, 2009, the Company reclassified the fair value of these warrants from equity to liability, as if these warrants were treated as a derivative liability since their issuance in October 2007. On January 1, 2009, the Company recorded as a cumulative effect adjustment by decreasing additional paid-in capital amounting to $15,003,941 and decreasing beginning retained earnings amounting to $72,047,158 and recording $87,051,099 as a warrant liability to recognize the fair value of such warrants on January 1, 2009. The fair value of the warrants was $5,079,661 and $1,050,000 on March 31, 2011 and December 31, 2010 respectively. The Company recognized $(4,029,661) and $5,121,571 as income (loss) from the change in fair value of warrants for the three months ended March 31, 2011 and 2010.

As of March 31, 2011 and December 31, 2010, the Company adopted the lattice valuation method to improve the valuation of the existing warrants with early exercise rights and down ratchet exercise price reset provision. The change is accounted for as change in accounting estimates. As opposed to closed form model like Black Scholes which assumes warrants be exercised on expiry date, the lattice model assumes a low probability of early exercise due to declining stock prices and sample different price paths using Monte Carlo simulation.

The following assumptions provide information regarding the warrants as following:

	March 31, 2011	December 31, 2010
Common stock issuable upon exercise of warrants	15,000,000	15,000,000
Market value of common stock on measurement date (1)	$0.95	$0.30
Adjusted Exercise price	$2.61-$3.30	$2.61-$3.30
Risk free interest rate (2)	0.80%	0.61%
Warrant lives in years	1.51	1.78
Expected volatility (3)	135%	147%
Expected dividend yield (4)	0%	0%
Assumed offering price range per unit over next two years	$0.25-$2.15	$0.25-$2.15
Assumed number of units sold in the offering	500,000-10,000,000	500,000-10,000,000

YANGLIN SOYBEAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010
(UNAUDITED) (Stated in US Dollars)

14.	CONVERTIBLE PREFERRED STOCK AND WARRANTS (Continued)

(1)	The market value of common stock are the stock price at the close of trading on the date of March 31, 2011 and December 31, 2010, respectively.

(2)	The risk-free interest rate was determined by management using the 2 year Treasury Bill as of March 31, 2011 and December 31, 2010.

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

After the expiration of the Series J Warrants on April 3, 2009, all of the unissued Series B convertible Preferred Shares were cancelled and reverted to the status of authorized but unissued preferred stock, undesignated as to series and subject to reissuance as shares of preferred stock of any one or more series as permitted by the Articles of Incorporation. There were no issued and outstanding shares of Series B Convertible Preferred Shares as of March 31, 2011 and December 31, 2010.

The following table summarizes warrant activity for the three months ended March 31, 2011 and the year ended December 31, 2010:

	Warrants	Weighted-average exercise price	Aggregate Intrinsic Value

Outstanding at December 31, 2010	16,500,000	$2.97	$-
Issued	-	-
Exercised	-	-
Expired
Outstanding at March 31, 2011	16,500,000	$2.97	$-

YANGLIN SOYBEAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010
(UNAUDITED) (Stated in US Dollars)

14.	CONVERTIBLE PREFERRED STOCK AND WARRANTS (Continued)

The terms of outstanding warrants as of March 31, 2011 are as follows:

	Warrants outstanding			Warrants exercisable
Range of exercise prices	Number outstanding	Weighted average remaining contractual life (years)	Weighted average exercise price	Number exercisable	Weighted average exercise price

$2.58-$3.50	16,500,000	$1.51	$2.97	16,500,000	$2.97

Fair Value on a Recurring Basis

The following table sets forth, by level within the fair value hierarchy, the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2011:

Fair Value Measurements at March 31, 2011
Quoted
Prices
	In Active	Significant		Total
	Markets for	Other	Significant	Carrying
	Identical	Observable	Unobservable	Value as of
	Assets	Inputs	Inputs	December
Description	(Level 1)	(Level 2)	(Level 3)	31, 2010
Derivative warrant instruments	$-	$-	$5,079,661	$5,079,661
Total	$-	$-	$5,079,661	$5,079,661

YANGLIN SOYBEAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010
(UNAUDITED) (Stated in US Dollars)

15.	STOCK OPTIONS

At the time the Company appointed Mr. Michael Marks as an independent director, the Company agreed to grant Mr. Marks, as part of his compensation, 20,000 stock options annually. The stock options will be granted at the end of each quarter with the exercise price being the stock price at the last trading day of the quarter. During the three months ended March 31, 2011, the Company granted an aggregate of 5,000 options to an independent director in connection with his service in the first quarter of 2011. The options have exercise price ranges from $0.30-$3.10 per share and are fully vested on the date of grant.

The Company valued the stock options by the Black Scholes model with the following assumptions:

Number of Options Issued	Expected Term	Expected Volatility	Dividend Yield	Risk Free Interest Rate	Grant Date Fair Value
5,000	5	99.65%	0%	2.24%	$3,379

The following is a summary of the option activity:

	Options	Weighted-average exercise price	Aggregate Intrinsic Value
Outstanding at December 31, 2010	35,000	2.19	-
Issued	5,000	0.74	-
Exercised	-	-	-
Expired	-	-	-
Outstanding at March 31, 2011	40,000	$2.03	$-

Following is a summary of the status of options outstanding at March 31, 2011:

	Options outstanding			Options exercisable
Range of exercise prices	Number outstanding	Weighted average remaining contractual life (years)	Weighted average exercise price	Number exercisable	Weighted average exercise price
$0.30-$3.10	40,000	4.00	$2.03	40,000	$2.03

For the three months ended March 31, 2011 and 2010, the Company recognized $3,379 and $10,126 as compensation expense for the stock options granted to the independent director, respectively.

YANGLIN SOYBEAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010
(UNAUDITED) (Stated in US Dollars)

16.	EARNINGS PER SHARE

The calculation of the basic and diluted earnings per share attributable to the common stockholders is based on the following data for the three months ended March 31 (unaudited):

	2011	2010
Numerator
Earnings:

Earnings (loss) for the purpose of basic earnings per share	$(5,300,954)	$3,970,667
Effect of dilutive potential common stock	-	-
Earnings (loss) for the purpose of dilutive earnings per share	$(5,300,954)	$3,970,667

Denominator
Number of shares:

Weighted average number of common stock for the purpose of basic earnings per share	20,465,119	20,465,119
Effect of dilutive potential common stock - conversion of convertible preferred stock	9,534,883	9,534,883
Effect of dilutive potential common stock - conversion of warrants and stock options	3,315	445,614
Weighted average number of common stock for the purpose of dilutive earnings per share	30,003,317	30,445,616

Because the Company reported a net loss for the three months ended March 31, 2011, common stock equivalents were anti-dilutive; therefore, the amounts reported for basic and diluted loss per share were the same.

YANGLIN SOYBEAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010
(UNAUDITED) (Stated in US Dollars)

17.	INCOME TAXES

As of March 31, 2011, the Group had net operating tax losses carried forward of $25,687,351, which includes $615,712 and $25,071,639 in the US and PRC, respectively. Those losses carried forward in the US and PRC will expire between years 2013 and 2029. The Group has established a full valuation allowance against its net deferred tax assets due to the Group’s history of pre-tax losses and the resulting likelihood that the deferred tax assets are not realizable.

The Group has not recorded any income tax provision for the three months ended March 31, 2011, since the Group has estimated that its estimated annual effective income tax rate will be zero.

The Group is not aware of any unrecorded tax liabilities which would impact the Group’s financial position or its results of operations as of March 31, 2011 and December 31, 2010.

18.	VARIABLE INTEREST ENTITY

The Company, as a primary beneficiary of Yanglin, consolidates Yanglin, as a Variable Interest Entity (“VIE”), of which we are the primary beneficiary. The liabilities recognized as a result of consolidating a VIE do not represent additional claims on our general assets; rather, they represent claims against the specific assets of the consolidated VIE. Conversely, assets recognized as a result of consolidating a VIE do not represent additional assets that could be used to satisfy claims against our general assets. Reflected in the March 31, 2011 and December 31, 2010 balance sheets are consolidated VIE assets of $80.3 and $81.6 million, respectively, which are comprised mainly of cash, inventory and property and equipment. VIE liabilities mainly consist of short term bank loans and payables for working capital.

YANGLIN SOYBEAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010
(UNAUDITED) (Stated in US Dollars)

19.	PARENT-ONLY FINANCIAL STATEMENTS

As mentioned in note 1 to the consolidated financial statements, as a result of entering into the contractual agreements, WFOE is deemed to control Yanglin as a VIE. These agreements may have restrictions on the ability of Yanglin to transfer funds to the Company through inter-company loans, advances and cash dividends which consist of additional paid in capital, statutory reserves and retained earnings of $41,575,277 and $42,788,182 respectively as at March 31, 2011 and December 31, 2010.

The following tables present unconsolidated financial information of the Company only:

Balance Sheets as of March 31, 2011 and December 31, 2010

	2011 (unaudited)	2010
Cash – restricted	$247,961	$247,961
Investments in subsidiaries	49,938,012	50,861,016

Total assets	$50,185,972	$51,108,977

Other current liabilities	$304,584	$292,584
Warrant liabilities	5,079,661	1,050,000

Total liabilities	5,384,245	1,342,584

Total shareholders’ equity	44,801,727	49,766,393

Total liabilities and shareholders’ equity	$50,185,972	$51,108,977

Statements of Operations and Other Comprehensive Income for the nine months ended March 31, 2011 and 2010 (unaudited)

	2011	2010
Investment loss - equity method	$(782,420)	$(1,064,162)
General and administrative expenses	(15,379)	(77,342)
Loss from operations before income taxes	(797,799)	(1,141,504)
Change in fair value of warrants	(4,029,661)	5,121,571
Income before income taxes	-	3,980,067
Income taxes		-
Net income (loss)	$(4,827,460)	$3,980,067

ITEM 2-MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our unaudited consolidated financial statements, and the related footnotes thereto, appearing elsewhere in this report, and in conjunction with management’s discussion and analysis and the audited consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2010.

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

We sell our products under the “Yanglin” brand name to various regions of the PRC through our many distribution channels. In the three months ended March 31, 2011, we generated total revenue of approximately $34.0 million with a net loss of $1.3 million, exclusive of a non-cash loss of approximately $4.0 million resulting from the change in fair value of warrants, which was not related to our operations.

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

Current Business Environment and Future Outlook

Usually the price of soybean is determined by market mechanisms; however, government policy may have a significant impact. For example, the PRC government conducted a national strategic purchase two times from late 2008 to 2010 and effectively raised the purchase price of soybeans in the market by offering a price about 10% higher than normal market prices to farmers. Such and similar actions of the government, granting various forms of subsidies to farmers, may materially increase our cost of sales.

There are several factors that may have adverse impact on our future, including:
•	The harvest of genetically modified soybeans in US and South America may cause an increase in the volume of soybeans imported to the PRC at lower prices.

•	Possible further appreciation of Renminbi (RMB) against USD in the future may also reduce the import price of genetically modified soybeans.

•	The uncertainties in the subsidy and supporting policies of the PRC government regarding the domestic soybean industry.

In response, we will continue to lobby the PRC government to grant new supporting policies. Meanwhile, we will continue to take strict cost saving measures and maintain our production at a suitable level. We will actively observe the trends in our industry and in the general economy in order to capitalize on any opportunity for our products. Over the long-term, we believe that we are well positioned to benefit from the growth opportunities in the PRC and throughout the world.

Major Performance Factors

Revenue

We derive most of our revenue from the sales of the main products: soybean oil (IVth grade), salad oil and soybean meal, and a small portion of our revenue is created by the sales of other products, including concentrated soybean protein, squeezed oil and low temperature soybean meal. The revenue may be affected by the following factors:

•	Processing capacity of soybean;

•	Pricing of the products; and

•	Market demand.

Processing capacity of soybean. Our current annual processing capacity of soybean is 520,000 metric tons. We processed approximately 341,403 metric tons in 2010 and 62,485 metric tons in the first quarter of 2011, respectively. Based on these figures, it can be estimated that the current production capacity is sufficient for current demand.

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

Cost of Sales

Cost of sales generally consists of four major parts: raw materials, labor, production overhead and manufacturing related depreciation. Raw materials refer mainly to soybeans and accounts for over 90% of the cost of sales. Labor cost are relatively low and comprise a very small portion of cost of sales. Production overhead includes auxiliary materials, utility expenses, machinery maintenance costs, inspection costs and other related expenses. Depreciation costs are applied to manufacturing facilities and equipment, such as production lines, steam generators, factory buildings, etc.

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

Government policy or direct purchase. Usually the price of soybean is determined by market mechanisms; however, government policy may have a significant impact. For example, the PRC government conducted a national strategic purchase two times from late 2008 to 2010 and effectively raised the purchase price of soybeans in the market by offering a price about 10% higher than normal market prices to farmers. Such and similar actions of the government, granting various forms of subsidies to farmers, may materially increase our cost of sales.

Gross Profit (Loss)

Gross profit (loss) is the result of the combined effects of the following factors: (a) the selling price of our products, (b) the sales volume and the individual profit margin of each product, and (c) the cost of sales. We are a middle stream processor, and the profit margin of middle stream processing is usually relatively stable. Under normal circumstances, our gross profit margin has been in the range of 7% to 9%, based on previous experience until 2008.

If exceptional circumstances exist, gross margin may be negatively affected. As mentioned above, a basic requirement for the domestic soybean processors to be entitled to the government subsidy announced in the end of 2010 is the purchase of soybeans from farmers at a government guided, higher than normal market price. The policy in effect made soybean prices increase from the end of 2010. Supported by the trend of increasing future proces of soybean in the global markets, the increased expectation of Chinese farmers on soybean prices helped maintain high price levels. However, prices of soybean products did not increase in line with that of soybeans. As a result, we suffered a gross loss in the first quarter of 2011.

Over the past few years, though especially in 2009 and 2010, the profitability of our products has been greatly influenced by a combination of the following factors: the large and cheaper imports of genetically-modified (GM) soybeans which offered a low cost alternative to soybean processors and suppressed the prices of soybean products in China’s market. At the same time, the cost of our major raw material, domestic soybeans, was usually higher than that of imported ones. Unfavorable weather conditions, especially excessive rain, caused the production volume of soybean to decrease and its price to increase. The Chinese government conducted a national purchase of soybean and issued other policies to support the price of domestic soybeans at a relatively high level. In the near future, we expect our profitability to be significantly influenced by, in addition to the above-mentioned factors, the following, including but not limited to: the expected increase in soybean output of the United States and South America which may result in additional soybean imports to the PRC; the possible appreciation of the RMB against the USD, which may cause imported soybean to be cheaper; and uncertainties in the policies of the Chinese government.

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

Results of Operations

The Three Months Ended March 31, 2011 Compared with the Three Months Ended March 31, 2011

	The three months Ended March 31, 2011	The three months Ended March 31, 2010
Consolidated Statement of Operations and Comprehensive (Loss) Income	($)	($)

Net Sales	$33,947,661	$34,082,815
Cost of sales	(34,165,621)	(34,066,192)
Gross loss	(217,960)	16,623
Selling expenses	(65,570)	(64,776)
General and administrative expenses	(584,166)	(850,042)
Impairment loss of assets held for sale	-	-
Loss from operations	(867,696)	(898,195)
Interest income	(425,253)	(278,612)
Interest expense	19,936	26,253
Other expense	1,720	(350)
Changes in fair value of warrants	(4,029,661)	5,121,571
Income from operations before income tax	(5,300,954)	3,970,667
Income tax	-	-
Net income	(5,300,954)	3,970,667
Foreign currency translation adjustment	473,494	9,400
Comprehensive income (loss)	$(4,827,460)	$3,980,067

Net Sales

	For The Three Months Ended March 31,		Period to Period Change
	2011	2010
Item	Amount ($)	Amount ($)	Amount ($)%
Soybean meal	$16,301,166	$23,449,685	$(7,148,519)	-30.48%
Soybean oil	10,655,613	8,809,834	1,845,779	20.95%
Salad oil	2,068,397	1,582,093	486,304	30.74%
Squeezed oil	359,301	241,202	118,099	48.96%
Soy protein concentrates	1,012,996	-	1,012,996	-
Low temperature soy meal	3,550,186	-	3,550,186	-
Total Net Sales	$33,947,661	$34,082,815	$(135,154)	-0.40%

Our net sales for the three months ended March 31, 2011 decreased by $135,154 or 0.4% over the three months ended March 31, 2010. The slight decrease in sales revenue was mainly the result of adjustment of operation levels due to reduced supply of raw material caused mainly by farmers’ high price expectation.

The decrease in sales revenue was mainly caused by the reduction in production and sales volume of our major products, though the average selling prices of these products rose over the period.

In the first quarter of 2011, as in the fourth quarter of 2010, we were using soybeans harvested in October 2010 as raw materials. In the first quarter of 2010, the local farmers were eager to sell the soybeans because the soybean processors must purchase them at a government guided price, which was higher than normal market price, if they wanted to qualify for the subsidy announced by the government in the end of 2010. As a result, we had to reduce our purchase volume and hence production and sales volume.

In the three months ended March 31, 2011, we purchased 59,764 tons of soybean and produced 40,323 tons of soybean meal, 8,499 tons of soybean oil, 1,542 tons of salad oil, 295 tons of squeezed oil, 784 tons of soy protein concentrates, and 7,610 tons of low-temperature soybean meal, as compared to 62,659 tons of soybean purchased, and 52,776 tons of soybean meal, 9,330 tons of soybean oil, 1,544 tons of salad oil, 196 tons of squeezed oil, nil tons of soy protein concentrates and nil tons of low-temperature soybean meal produced respectively, in the three months ended March 31, 2010. Consequently, in the first quarter of 2011, we sold 41,662 tons of soybean meal, 8,678 tons of soybean oil, 1,643 tons of salad oil, 281 tons of squeezed oil, 839 tons of soy protein concentrates, and 6,241 tons of low-temperature soy meal, representing growth rates of -26.32%, -5.89%, 3.68%, 37.74%, 100% and 100%, respectively over the first quarter of 2010, when we sold 56,544 tons of soybean meal, 9,221 tons of soybean oil, 1,584 tons of salad oil, 204 tons of squeezed oil, nil tons of soy protein concentrates, and nil tons of low-temperature soy meal. Though the average sales prices of the products, namely soybean meal, soybean oil, salad oil, squeezed oil, soy protein concentrates, and low-temperature soy meal, experienced growth rates of -9.3%, 23.55%, 3.96%, 21.21%, 100% and 100% in the first quarter of 2011 over those in the first quarter of 2010, such increases couldn’t fully compensate for the decrease in sales volume, resulting in a decline in total sales revenue.

Cost of Sales and Gross (Loss) Profit

	For The Three Months Ended March 31,				Period to Period Change
				%
	2011	% of Sales	2010	of Sales
	Amount ($)	Revenue	Amount ($)	Revenue	Amount ($)%
Cost of Sales:
Soybean meal	$(16,828,364)	103.23%	$(23,568,199)	100.51%	$6,739,835	-28.60%
Soybean oil	(10,437,382)	97.95%	(8,692,094)	98.66%	(1,745,288)	20.08%
Salad oil	(2,042,200)	98.73%	(1,567,736)	99.09%	(474,464)	30.26%
Squeezed oil	(365,440)	101.71%	(238,163)	98.74%	(127,277)	53.44%
Soy protein concentrates	(991,772)	97.90%	-		(991,772)
Low-temp soy meal	(3,500,462)	98.60%	-		(3,500,462)
Total Cost of Sales	$(34,165,621)	100.64%	$(34,066,192)	99.95%	$(99,429)	0.29%
Gross (Loss) Profit:
Soybean meal	$(527,198)	-3.23%	$(118,514)	-0.51%	$(408,684)	344.84%
Soybean oil	218,231	2.05%	117,740	1.34%	100,491	85.35%
Salad Oil	26,197	1.27%	14,357	0.91%	11,840	82.47%
Squeezed oil	(6,139)	-1.71%	3,039	1.26%	(9,178)	301.97%
Soy protein concentrates	21,224	2.10%	-	-	21,224	-
Low-temp soy meal	49,724	1.40%	-	-	49,724	-
Total Gross Profit (Loss)	$(217,960)	-0.64%	$16,622	0.05%	$(234582)	1411.29%

Our cost of sales for the three months ended March 31, 2011 decreased by $99.429 or 0.29% over the three months ended March 31, 2010, while the ratio of cost as a percentage to net sales value increased from 99.95% to 100.64% over the period. The increase in cost of sales was mainly caused by the increase in average purchase price of soybeans. We recorded a gross loss of $217,960 in the three months ended March 31, 2011, in comparison to a gross profit of $16,622 in the three months ended March 31, 2010. Our gross profit margin decreased from positive 0.05% to negative 0.64% over the same period. The main reasons for the gross loss in the first quarter of 2011 were the impact of the large imports of soybeans and the high price levels of soybeans. The main reason for the changes in gross profit was the increase in the raw material prices of certain of our soybean products.

During the first quarter of 2011, the market prices of our products remained high. The average selling prices were higher than those in the first three months of 2010 (please refer to the section “Net Sales” above for details). Traditionally, the demand for soybean products is strong during the first quarter of the year, especially during the Chinese New Year holiday. Though still lower than that of domestic non-GM soybean, the price of imported soybeans has remained at a relatively high level from late 2010 until the first quarter of 2011, as compared to historical data. The above factors supported higher selling prices of our products and hence the improved gross margin.

The PRC has long been importing large volumes of genetically-modified (GM) soybeans from US and South America, and such imports reached new peaks from the end of 2009 through 2010. The General Administration of Customs of the People’s Republic of China announced that the aggregate import volume reached 55million tons in 2010, an increase of 28.8% over that of 2009. During the year the imported beans were usually sold at prices lower than that of domestically produced soybeans, representing a low cost alternative for domestic processors which previously used domestic beans as raw materials. Importation of GM soybeans significantly influenced price levels in the PRC’s domestic market for soybean products.

Operating Expenses

For The Three Months Ended March 31,
Period to Period
2011	% of Sales	2010	% of Sales	Change
Amount ($)	Revenue	Amount ($)	Revenue	Amount ($)%
Selling Expenses	$(65,570)	0.19%	$(64,776)	0.19%	$(794)	1.23%
General & Administrative Expenses	(584,166)	1.72%	(850,042)	2.49%	265,876	-31.28%
Total Operating Expenses	$(649,736)	1.91%	$(914,818)	2.68%	$265,082	-28.98%

Selling expenses for the three months ended March 31, 2011 increased by 1.23% as compared to the three months ended March 31, 2010.

General and administrative expenses for the three months ended March 31, 2011 decreased by 31.28% over the three months ended March 31, 2010. This was mainly caused by the material reduction in the expenses related to public company affairs, including professional fees paid to legal counsel. As a percentage of net sales, general and administrative expenses decreased from 2.49% for the first quarter of 2010 to 1.72% for the first quarter of 2011.

As compared to the first quarter of 2010, total operating expenses decreased by 28.98% in the first quarter of 2011, and the percentage of net sales decreased from 2.68% to 1.91%.

Net Income

	For The Three Months Ended March 31,				Period to Period
	2011	% of Sales	2010	%of Sales	Change
	Amount ($)	Revenue	Amount ($)	Revenue	Amount ($)%
Loss from operations	$(867,696)	-2.56%	$(898,195)	-2.64%	$30,499	-3.40%
Interest expenses	(425,253)	-1.25%	(278,612)	-0.82%	(146,641)	52.63%
Interest income	19,936	0.06%	26,253	0.08%	(6,317)	-24.06%
Other (expense) income	1,720	0.01%	(350)	0.00%	(2,070)	-591.43%
Changes in fair value of warrants	(4,029,661)	-11.87%	5,121,571	15.03%	(9,151,232)	-178.68%
Income tax	-			-
Net income	$(5,300,954)	-15.62%	$3,970,667	11.65%	$(9,271,621)	-233.50%

Loss from operations was primarily due to the  reasons described in the sections titled “Net Sales” and “Cost of Sales and Gross Profit” above. For the first quarter of 2011, we generated a gross loss and a loss after deducting selling and general and administrative expenses. Operating margin improved from negative 2.64% to negative 2.56% from the first quarter of 2010 to the first quarter of 2011.

Interest expenses increased by 52.63% from the three months ended March 31, 2010, to the three months ended March 31, 2011. As a percentage of net sales, interest expense was 1.25% for the first quarter of 2011, as compared to 0.82% for the same period in 2010. The changes were mainly caused by increased bank borrowing. This was used to satisfy increased working capital needs. Interest income decreased by 24.06% over the same period.

Effective January 1, 2009, we adopted the provisions of FASB ASC Topic 815, "Derivatives and Hedging" ("ASC 815"). As a result of adopting ASC 815, we recorded non-cash income of $5,121,571 for the first quarter of 2010, and $(4,029,661) for the first quarter of 2010, resulting from the change in fair value of warrants issued to investors in conjunction with the Company’s Series A Convertible Preferred Stock in October 2007. The accounting treatment of the warrants resulted from an anti-dilution provision to the warrant holders.

Since Yanglin has been recognized as a “Key Leading Enterprise” in the industrialization of the agriculture industry by the Chinese government, Yanglin has qualified for a complete exemption from income taxes through 2009. This status is usually reviewed every two years, according to a government order. The latest review of Yanglin’s status of National Key Leading Enterprise in Agriculture was finished by the government in March 2010, and the status was granted to the Company for the period from January 2010 to June 2012. The Company received government approval on May 7, 2010. Other than the PRC's central government's award, a review by the local tax authority is also required in order to enjoy a 2011 tax exemption.

Net income, after including the abovementioned non-cash income from the change in fair value of warrants, decreased by 233.50% from the three months ended March 31, 2010, to the three months ended March 31, 2011. During the same period, net profit margin improved from a positive 11.65% to a negative 15.62%.

Earnings Per Share

	For The Three Months Ended March 31,
	2011	2010
	Unaudited	Unaudited
Net Income (Loss) for Basic Earnings Per Share	$(5,300,954)	$3,970,667
Basic Weighted Average Number of Shares	20,465,119	20,465,119
Net Income (Loss) per Share – Basic	$(0.26)	$0.19
Net Income (Loss) for Diluted Earnings Per Share	$(5,300,954)	$3,970,667
Diluted Weighted Average Number of Shares	30,003,317	30,445,616
Net Income (Loss) per Share – Diluted	$(0.26)	$0.13

Basic and diluted earnings per share (EPS) for the quarter ended March 31, 2011, were $(0.26) and $(0.26), compared to $0.19 and $0.13 for the same quarter last year, as restated.

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

The Group had a credit line facility with the ability to borrow up to $75.2 million (equivalent to RMB 492.9 million), with Agricultural Development Bank of China (the “Bank”).

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

Cash Flows for the Three Months Ended March 31, 2011 Compared with the Three Months Ended March 31, 2010

Operating Activities

Cash provided by operating activities for the three months ended March 31, 2011 was $4,543,067, while cash provided by operating activities for the three months ended March 31, 2010, was $3,176,882. The difference was primarily due to the reduction in the balance of our inventories by $2,300,982 in the three months ended March 31, 2011, while in comparison we increased the balance of our inventories by $3,237,871 in the same period of 2010.

Our cash flows are stable, as we sell primarily on a cash basis, with negligible trade receivables. We usually sell our products few days after they are produced.

Investing Activities

Net cash used in investing activities for the three months ended March 31, 2011 was $2,294, compared to net cash used in investing activities of nil for the three months ended March 31, 2010. The net cash used was mainly repayment for construction for the non-current assets we purchased or built.

Financing Activities

Net cash used in financing activities was $808,004 for the three months ended March 31, 2011, compared to net cash provided by financing activities of $29,357 for the three months ended March 31, 2010. Net cash used in the three months ended March 31, 2011 included repayment of the principals of both the short-term loan from banks and the long-term loans from related parties. During the three months ended March 31, 2011, we made principal payments for short-term bank loans of $760,884, and principal payments for loans from related parties amounted to $47,120. In the three months ended March 31, 2010, we paid $26,801 for the long-term loans from related parties.

Loans

We had short-term bank loans of $23,053,083 on March 31, 2011, as compared to $23,594,180 on December 31, 2010. These loans are used to satisfy working capital needs. We have fully repaid all due loans on time. The loan outstanding as at March 31, 2011 is due on December 2, 2011.

We had long-term bank loans, including the portion payable within one year, of approximately of $5,343,429 on March 31, 2011, as compared to $5,293,566 on December 31, 2010. These loans are used to upgrade our oil products and expand our storage facility. The loan outstanding as at September 30, 2010 is due on August 26, 2014.

The balance of our long-term bank loan from related parties, including the portion payable within one year, was approximately $267,787 on March 31, 2011, compared to $312,121 on December 31, 2010. The change was caused by repayment of the principal, and we did not borrow any additional funds during the three months ended March 31, 2011.

Commitments and Contingencies

We have no future cash commitments or contingent liabilities as of March 31, 2011.

Critical Accounting Policies and Estimates

There have been no material changes to the Company’s Critical Accounting Policies and Assumption filed in the Company’s 2010 Annual Report on Form 10-K.

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

The following tables summarize our contractual obligations as of March 31, 2011, and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

Payments due by period
Contractual obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt Obligations	$10,954,647	$1,269,177	$2,834,803	$6,818,403	$32,264
Capital Lease Obligations	-	-	-	-	-
Operating Lease Obligations	-	-	-	-	-
Purchase Obligations	-	-	-	-	-

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

ITEM 3—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4—CONTROLS AND PROCEDURES

a. Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act, our management has carried out an evaluation, with the participation and under the supervision of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2011.

Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating and implementing possible controls and procedures. Management conducted its evaluation of disclosure controls and procedures under the supervision of our chief executive officer and our chief financial officer. Based upon, and as of the date of this evaluation, our chief executive officer and chief financial officer concluded that, as of March 31, 2011, our disclosure controls and procedures were not effective due to the material weaknesses and significant deficiencies in our internal control over financial reporting described below.

Management conducted its evaluation of disclosure controls and procedures under the supervision of our chief executive officer and our chief financial officer. Based upon, and as of the date of this evaluation, our chief executive officer and chief financial officer concluded that, as of March 31, 2011, our disclosure controls and procedures were not effective due to the material weaknesses and significant deficiencies in our internal control over financial reporting described below.

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

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act. Our management is also required to assess and report on the effectiveness of our internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”).   Management assessed the effectiveness of our internal control over financial reporting as of March 31, 2011.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework.  Based on our evaluation, our principal executive officer and principal financial officer have concluded that as of March 31, 2011, our internal control over financial reporting was not effective due to the identification of the following material weaknesses:

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

b. Changes in Internal Controls over Financial Reporting

During the quarter ended March 31, 2011, there was no other change in our internal controls over financial reporting, except as described above, that has materially affected, or that is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not currently a party to any material legal proceedings. From time to time, however, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business.

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
Yanglin Soybean, Inc.

Date: May 16, 2011	By:	/s/ Shulin Liu
Shulin Liu
Chief Executive Officer
(Principal Executive Officer)
Yanglin Soybean, Inc.

Date: May 16, 2011	By:	/s/ Molan Shangguan
Molan Shangguan
Chief Financial Officer
(Principal Financial and Accounting Officer)