Form 10-Q
period 2011-06-30
Yanglin Soybean, Inc.
filed 2011-08-11
CIK 1368745

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission file number 000-52127

YANGLIN SOYBEAN, INC.
(Exact name of registrant as specified in its charter)

Nevada	20-4136884
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

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

As of August 11, 2011, the Company had 20,465,119 shares of Common Stock, $0.001 par value per share, issued and outstanding.

Yanglin Soybean, Inc.

PART 1-FINANCIAL INFORMATION

ITEM 1-FINANCIAL STATEMENTS

YANGLIN SOYBEAN, INC.

CONSOLIDATED BALANCE SHEETS
AS AT JUNE 30, 2011 (UNAUDITED), AND DECEMBER 31, 2010
(Stated in US Dollars)

	June 30, 2011 (unaudited)	December 31, 2010
ASSETS
Current assets
Cash	$24,879,478	$24,065,082
Cash-restricted	247,961	247,961
Inventories	4,793,408	10,546,396
Advances to suppliers	117,812	9,087,560
Prepaid VAT and other taxes	8,729,783	8,074,990
Other receivables and prepaid expenses	68,992	92,331

Total current assets	38,837,434	52,114,320

Property, plant and equipment, net	24,549,600	25,425,121
Intangible assets, net	4,329,945	4,343,816

TOTAL ASSETS	$67,716,979	$81,883,257

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Short-term bank loans	$13,925,422	$23,594,180
Loans from related parties – current	45,299	55,231
Accounts payable	12,349	48,518
Other payables	39	36
Customers deposits	1,075,164	1,080,363
Accrued liabilities	540,929	597,496
Current maturities of long-term debt	1,237,815	1,209,958
Total current liabilities	16,837,017	26,585,782

Long-term liabilities
Long-term bank loan	4,177,626	4,083,608
Loan from related parties – non-current	212,828	256,890
Warrant liability	1,344,423	1,050,000

TOTAL LIABILITIES	22,571,894	31,976,280

STOCKHOLDERS' EQUITY
Convertible preferred stock 50,000,000 authorized shares with a par value of $.001 designated as follows:
10,000,000 shares designated as Series A $0.001 par value, 9,534,883 and 9,534,883 shares issued and outstanding as of June 30, 2011 and December 31, 2010, respectively	9,535	9,535
Common stock:
$0.001 par value, 10,000,000,000 shares authorized; 20,465,119 and 20,465,119 shares issued and outstanding as of June 30, 2011 and December 31, 2010, respectively	20,465	20,465
Additional paid-in capital	27,928,050	27,923,362
Statutory reserves	5,628,636	5,628,636
Retained earnings (accumulated deficit)	1,362,438	7,240,066
Accumulated other comprehensive income	10,195,961	9,084,913

Total stockholders’ equity	45,145,085	49,906,977

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$67,716,979	$81,883,257

The accompanying notes are an integral part of these consolidated financial statements.

YANGLIN SOYBEAN, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010 (UNAUDITED)
(Stated in US Dollars)

	For the three months ended June 30		For the six months ended June 30
	2011	2010	2011	2010
Net sales	$45,356,414	$49,916,626	$79,238,203	$83,996,598
Cost of sales	(48,638,067)	(52,540,598)	(82,719,446)	(86,603,456)
Gross (loss)	(3,281,653)	(2,623,972)	(3,481,243)	(2,606,858)

Operating Expenses
Selling expenses	(80,753)	(67,110)	(146,237)	(131,885)
General and administrative expenses	(560,651)	(807,741)	(1,144,990)	(1,657,793)
Impairment loss of assets held for sale	-	(352,032)	-	(351,967)
Total operating expenses	(641,404)	(1,226,883)	(1,291,227)	(2,141,645)

(Loss) income from operations	(3,923,057)	(3,850,855)	(4,772,470)	(4,748,503)

Interest expenses	(431,966)	(298,107)	(857,211)	(576,716)
Interest income	24,838	25,197	44,746	51,450
Other income			1,730	(350)
Changes in fair value of warrants	3,735,238	6,698,802	(294,423)	11,820,373

(Loss) income before income taxes	(594,947)	2,575,037	(5,877,628)	6,546,254

Income tax	-	-		-

Net income (loss)	(594,947)	2,575,037	(5,877,628)	6,546,254

Foreign currency translation adjustment	637,554	215,605	1,111,048	225,005
Comprehensive income(loss)	$42,607	$2,790,642	$(4,766,580)	$6,771,259

Earnings per share
Basic	$(0.03)	$0.13	$(0.29)	$0.32
Diluted	$(0.03)	$0.09	$(0.29)	$0.22

Weighted average shares outstanding
Basic	20,465,119	20,465,119	20,465,119	20,465,119
Diluted	30,002,583	30,000,002	30,003,002	30,003,867

The accompanying notes are an integral part of these consolidated financial statements.

YANGLIN SOYBEAN, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2011 (UNAUDITED)
(Stated in US Dollars)

	Preferred stock Series A		Common stock				(Accumulated	Accumulated
	Number of shares	Amount	Number of shares	Amount	Additional paid-in capital	Statutory reserves	deficit) retained earnings	other comprehensive income(loss)	Total
Balance, December 31, 2010	9,534,883	$9,535	20,465,119	$20,465	$27,923,362	$5,628,636	$7,240,066	$9,084,913	$49,906,977
Net income	-	-	-	-	-	-	(5,877,628)	-	(5,877,628)
Share-based compensation expense	-	-	-	-	4,688	-	-	-	4,688
Foreign currency translation adjustment	-	-	-	-	-	-	-	1,111,048	1,111,048
Balance, June 30, 2011	9,534,883	$9,535	20,465,119	$20,465	$27,928,050	$5,628,636	$1,362,438	$10,195,961	$45,145,085

The accompanying notes are an integral part of these consolidated financial statements.

YANGLIN SOYBEAN, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2011 AND 2010 (UNAUDITED)
(Stated in US Dollars)

	For the six months ended
	June 30
	2011	2010
Cash flows from operating activities
Net income (loss)	$(5,877,628)	$6,546,254
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	1,495,729	1,428,470
Amortization	112,683	107,686
Share-based compensation expense	4,688	18,728
Bad debt recovery	299	398
Impairment loss of assets held for sale	-	351,967
Change in fair value of warrants	294,423	(11,820,373)

Changes in operating assets and liabilities:
Trade receivable	-	-
Inventories	5,932,829	2,089,128
Advances to suppliers	9,082,570	1,216
Prepaid VAT and other taxes	(463,955)	(1,158,519)
Other receivables	24,899	27,575
Accounts payable	(36,895)	(10,827)
Other payables	-	6
Customers deposits	(29,756)	484,142
Accrued liabilities	(69,459)	52,281

Net cash provided by (used in) operating activities	10,470,427	(1,881,868)

Cash flows from investing activities
Purchase of property, plant and equipment	(50,178)	(824,688)

Net cash used in investing activities	(50,178)	(824,688)

Cash flows from financing activities
Proceeds from bank loans	-	-
Cash-restricted		(408,877)
Principal payments for short-term bank loans	(10,104,722)	(1,902,047)
Principal payments for loans from related parties	(60,537)	(39,643)

Net cash flows used in financing activities	(10,165,259)	(2,350,567)

Net increase in cash	254,990	(5,057,123)
Effect of foreign currency translation on cash	559,406	126,690
Cash- beginning of period	24,065,082	34,811,611
Cash- end of period	$24,879,478	$29,881,178

Supplementary cash flow information:
Interest paid	$431,966	$576,668

The accompanying notes are an integral part of these consolidated financial statements.

YANGLIN SOYBEAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010
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

Faith Winner (BVI) and WFOE have entered into a series of agreements respectively with Yanglin and as a result of such agreements WFOE gained control of all of Yanglin’s assets, management and business as if Yanglin were a wholly-owned subsidiary of WFOE. These agreements included a loan agreement, a consigned management agreement, two consignment agreements of equity interests, an exclusive purchase option agreement, a registered trademark transfer contract and a trademark licensing agreement. The consignment agreements were entered into on September 1, 2007, and the other agreements were all signed on September 24, 2007. The exclusive purchase option agreement and the consigned management agreement were amended as of April 3, 2009. As described by the amendment, the exercise price of the exclusive purchase option shall be $17,000,000, or such greater amount as required by the then applicable Chinese law and regulations. If WFOE elects to purchase the Equity Interests held by Shulin Liu and Huanqin Ding (collectively “the Shareholders”), all of the consideration net tax (the “Consideration of Equity Transfer”) obtained by the Shareholders shall be used to repay Yanglin. If WFOE elects to purchase the assets of Yanglin, Yanglin shall use all of the consideration net tax (the “Consideration of Assets Transfer”) to repay WFOE. To the extent that the Consideration of Equity Transfer or Assets Transfer is greater than $17,000,000 as required by the then applicable law or for any other reasons, the excess shall be paid by Yanglin to WFOE as interest on the loan made under the Loan Agreement dated September 24, 2007 between WFOE and Yanglin.

YANGLIN SOYBEAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010
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
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010
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

The share exchange transaction has been accounted for as a recapitalization of Yanglin Soybean, Inc. where the Company (the legal acquirer) is considered the accounting acquiree and Faith Winner (BVI) (the legal acquiree) is considered the accounting acquirer. As a result of this transaction, the Company is deemed to be a continuation of the business of Faith Winner (BVI). The historical stockholders’ equity of the accounting acquirer prior to the share exchange has been retroactively restated as if the share exchange transaction occurred as of the beginning of the first period presented.

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
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010
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
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010
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
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010
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

The exchange rates used to translate amounts in RMB into USD for the purposes of preparing the consolidated financial statements were as follows:

	June 30, 2011	December 31, 2010	June 30, 2010
The closing rate at RMB : USD exchange rate	6.4630	6.6118	6.8086
Average six-months ended RMB : USD exchange rate	6.5316	-	6.8347
Average three-months ended RMB : USD exchange rate	6.4924		6.8335

The RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions. There is no assurance that the RMB amounts could have been, or could be, converted into USD at the rates used in translation.

YANGLIN SOYBEAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010
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

Cost of sales consists primarily of direct material costs, direct labor cost, and applicable overhead costs attributable to the production of products. Permanent write-down of inventory to the lower of cost or market value is also reflected in the cost of revenues. For the six and three months ended June 30, 2011 and 2010, there were no write-downs of inventories.

(n)	Advertising

The Group expenses all advertising expenses as incurred. Advertising expenses included in selling expenses were $0 and $211 for the six months ended June 30, 2011 and 2010 respectively. Advertising expenses for the three months ended June 30, 2011 and 2010 were $0 and $211, respectively.

(o)	Shipping and handling

All shipping and handling costs are expensed as incurred and included in selling expense. Total shipping and handling expenses were $35,886 and $41,050 for the six months ended June 30, 2011 and 2010 respectively. The Shipping and handling costs for the three months ended June 30, 2011 and 2010 were $21,089 and $24,509 respectively.

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

Full time employees in PRC entities participate in a government mandated multi-employer defined contribution plan pursuant to which certain pension benefits, medical care, unemployment insurance, employee housing fund and other welfare benefits are provided to employees. The PRC labor regulations require the Group to accrue for these benefits based on certain percentages of the employees' salaries. Management believes full time employees who have passed the probation period are entitled to such benefits. The total provisions for employee pension were $77,117 and $70,105 for the six months ended June 30, 2011 and 2010 respectively. The total provisions for employee pension for the three months ended June 30, 2011, and 2010 were $40,342 and $37,010, respectively.

YANGLIN SOYBEAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010
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
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010
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

The Company established a statutory surplus reserve as well as a statutory public welfare fund and commenced to appropriate 10% and 5%, respectively, of the PRC net income after taxation to these reserves. The amounts included in the statutory reserves consisted of surplus reserve of $3,752,424 and common welfare fund of $1,876,212 as of June 30, 2011 and December 31, 2010, respectively.

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
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010
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
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010
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
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010
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
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010
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
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010
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
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010
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

The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties. As of June 30, 2011, the carrying amounts of financial assets and liabilities, such as cash and cash equivalents, accounts receivable, other receivables, short-term bank loans, accounts payable, and other payables, approximate their fair values because of the short maturity of these instruments and market rates of interest available to the Group.

YANGLIN SOYBEAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010
(UNAUDITED) (Stated in US Dollars)

4.	CREDIT RISK AND CUSTOMERS AND SUPPLIERS CONCENTRATIONS

Financial instruments which potentially expose the Group to concentrations of credit risk, is cash and accounts receivable as of June 30, 2011 and December 31, 2010. The Group performs ongoing evaluations of its cash position and credit evaluations of customers to ensure sound collections and minimize credit losses exposure.

CASH- U.S. ACCOUNTS– (RESTRICTED)

As of June 30, 2011 and December 31, 2010, respectively, the Group’s restricted cash of $247,961 and $247,961 was kept in bank account in the U.S. Cash accounts at financial institutions in the U.S. may exceed the federal depository insurance coverage limits. In October 2008, the FDIC increased its insurance from $100,000 per depositor to $250,000 and to an unlimited amount for non-interest bearing accounts. The coverage increase, which is temporary, extends through December 31, 2013 and June 30, 2010, respectively. All of the cash held in the U.S. is fully insured. Lastly, there is no unrestricted cash in U.S. accounts.

CASH- PRC ACCOUNTS– (RESTRICTED AND UN-RESTRICTED)

As of June 30, 2011 and December 31, 2010, respectively, the Group’s cash was with banks in the PRC where there is currently no rule or regulation mandated on obligatory insurance of bank accounts.

SALES AND VENDOR CONCENTRATIONS

For the three and six months ended June 30, 2011 and 2010 respectively, all of the Group’s sales were generated within the PRC. In addition, all accounts receivable as of June 30, 2011 and December 31, 2010 are from entities within the PRC.

For the three and six months ended June 30, 2011 and 2010 respectively, no customer accounted for 10% or more of the Group’s revenue.

For the three and six months ended June 30, 2011 and 2010 respectively, no vendor accounted for 10% or more of the Group’s purchases.

YANGLIN SOYBEAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010
(UNAUDITED) (Stated in US Dollars)

5.	CASH-RESTRICTED

Cash-restricted consists of the following at:

	June 30, 2011	December 31, 2010
	(unaudited)
Bank deposits held as collateral for bank loan – PRC	$-	$-
Bank deposits held in trust account – U.S.	247,961	247,961
Balance at the end of period	$247,961	$247,961

Cash-restricted maintained in a trust account in the United States is held for the purpose of payment for investor and public relations costs.

6.	INVENTORIES

Inventories consist of the following:

	June 30, 2011	December 31, 2010
	(unaudited)
Finished goods	$3,974,516	$2,190,112
Raw materials	818,892	8,356,284
Balance at the end of period	$4,793,408	$10,546,396

7.	OTHER RECEIVABLES AND PREPAID EXPENSES

Details of other receivables and prepaid expenses consist of the following:

	June 30, 2011	December 31, 2010
	(unaudited)
Advances for materials	$3,280	$3,206
Prepayment for customers’ transportation costs	49,946	48,358
Advances for travel	11,322	420
Prepaid service fee		30,249
Other	4,444	10,098
Balance at the end of period	$68,992	$92,331

YANGLIN SOYBEAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010
(UNAUDITED) (Stated in US Dollars)

8.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	June 30, 2011	December 31, 2010
	(unaudited)
Building	$9,699,959	$9,481,660
Machinery and equipment	27,208,804	26,596,464
Office equipment	137,943	132,562
Motor vehicles	1,421,996	1,342,699
	38,468,702	37,553,385
Less: accumulated depreciation	(13,919,102)	(12,128,264)
Balance at the end of period	$24,549,600	$25,425,121

As of June 30, 2011, building with net book value of $1,479,651 and machinery and equipment with net book value of $2,694,759 were pledged as collateral under certain loan arrangements. These loans were primarily obtained for general working capital.

Temporarily Idle Assets

Included in the above balances of property, plant and equipment are assets deemed as temporarily idle by the management comprised of the following:

	June 30, 2011	December 31, 2010
	(unaudited)
Buildings	$933,884	$912,866
Machinery and equipment	4,053,845	3,962,612
	4,987,729	4,875,478
Less: accumulated depreciation	(1,052,375)	(821,319)
Net book value	$3,935,354	$4,054,159

These assets belong to the powdered oil production line. They are temporarily idle because of technical issues in the formula. We are adjusting the formula and techniques used for powdered oil and expect to start formal production within a few months. If the production can’t be started as expected, we will consider disposal of these assets.
Depreciation expense is included in the consolidated statement of operations and comprehensive income as follows (unaudited):

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Cost of sales and inventory	$553,300	$381,555	$1,029,478	$669,800
General and administrative expenses	183,842	329,069	466,251	758,667
Total depreciation expenses	$737,142	$710,624	$1,495,729	$1,428,467

YANGLIN SOYBEAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010
(UNAUDITED) (Stated in US Dollars)

9.         INTANGIBLE ASSETS

Intangible assets consist of the following:

Amortized intangible assets	January 1, 2011	Accumulated amortization	Foreign currency translation difference	June 30, 2011 (unaudited)
Land use rights	$4,141,045	(655,048)	95,341	$3,581,338
Railway use rights	1,240,207	(520,154)	28,554	748,607
Total amortized intangible assets	$5,381,252	(1,175,202)	123,895	$4,329,945

As of June 30, 2011, land use rights with net book value of $1,293,505 were pledged as collateral for certain loans.

There were no additions or disposals during the six months ended June 30, 2011.

Amortization expenses are included in the consolidated statement of operations and comprehensive income as follows:

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Selling expenses	$34,394	$32,678	$68,376	$65,343
General and administrative expenses	22,288	21,175	44,308	42,342
Total amortization expense	$56,682	$53,853	$112,684	$107,685

The estimated aggregate amortization expenses for intangible assets for the five succeeding years are as follows:

June 30,
2012	$227,759
2013	227,759
2014	227,759
2015	227,759
2016	227,759
Thereafter	3,191,150
$4,329,945

YANGLIN SOYBEAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010
(UNAUDITED) (Stated in US Dollars)

10.       SHORT-TERM BANK LOANS

(A)         Short-term bank loans consist of the following:

	June 30, 2011	December 31, 2010	Collateral
	(unaudited)
Loans from Agricultural Development Bank of China, interest rates at 5.31% per annum, due June 27, 2011	-	7,562,237	-

Loans from Agricultural Development Bank of China, interest rates at 5.31% per annum, due July 18, 2011	5,260,715	7,562,237	-

Loans from Agricultural Development Bank of China, interest rates at 5.56% per annum, due September 22, 2011	7,736,345	7,562,237	-

Loans from Agricultural Development Bank of China, interest rates at 5.56% per annum, due December 2, 2011	928,362	907,469	Machinery and equipment owned by Yanglin; buildings and land use rights owned by Mr. Shulin Liu, the Chairman and chief executive officer.

Balance at end of period	$13,925,422	$23,594,180

These loans were obtained and used by Yanglin for working capital. Interest expense for the six months ended June 30, 2011 and 2010 were $595,920 and $563,507, respectively. Interest expense for the three months ended June 30, 2011 and 2010 was $323,004 and $291,634, respectively.

(B)         Credit lines

The Group has a credit line facility with the availability to borrow up to $76.3 million (equivalent to RMB 492.9 million) with Agricultural Development Bank of China (the “Bank”).

YANGLIN SOYBEAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010
(UNAUDITED) (Stated in US Dollars)

11.       OTHER PAYABLES

Other payables consist of the following:

	June 30, 2011	December 31, 2010
	(unaudited)
Due for construction	$-	$-
Others	39	36
Balance at the end of period	$39	$36

12.       LONG-TERM BANK LOAN

Long-term bank loans consist of the following:

	June 30, 2011	December 31, 2010	Collateral
	(unaudited)
Loans from Agricultural Development Bank of China, interest rates at 5.76% per annum, due August 26, 2014	$5,415,441	$5,293,566	Building, machinery and equipment and land use rights
Current maturities of long-term debt	(1,237,815)	(1,209,958)
Balance at the end of period	$4,177,626	$4,083,608

These loans were obtained and used by Yanglin for upgrading its products and expanding storage facilities. Interest expense for the six months ended June 30, 2011 and 2010 was $205,769 and $0, respectively. Interest expense for the three months ended June 30, 2011 and 2010 was $103,506 and $0, respectively.

The future principal payments under the bank loans are as follows:

For the twelve months ended June 30,
2012	$1,237,816
2013	1,392,541
2014	1,392,542
2015	1,392,542
Total	5,415,441

YANGLIN SOYBEAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010
(UNAUDITED) (Stated in US Dollars)

13.       RELATED PARTIES TRANSACTIONS

(A)         Loans from related parties consist of the following:

	June 30, 2011	December 31, 2010
	(unaudited)
Loans from certain employees, interest rates at 7.722% and 9.405% per annum respectively, with various installments, due October 28, 2016	$258,127	$312,121

Current portion due within one year	(45,299)	(55,231)
	$212,828	$256,890

These loans were obtained and used by Yanglin for working capital. Interest expense for the six months ended June 30, 2011 and 2010 was $11,113 and $13,161, respectively, and interest paid for the three months ended June 30, 2011 and 2010 was $5,456 and $6,424, respectively.

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

The future principal payments under the bank loans are as follows:

For the twelve months ended June 30,
2012	$45,299
2013	43,106
2014	46,498
2015	50,158
2016	53,539
Thereafter	19,527
Total	$258,127

YANGLIN SOYBEAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010
(UNAUDITED) (Stated in US Dollars)

13.       RELATED PARTIES TRANSACTIONS (Continued)

(B)         Heilongjiang Yanglin Group Seed Co. Ltd.

Heilongjiang Yanglin Group Seed Co. Ltd. “Yanglin Seed Co.”, which is wholly owned and managed by Mr. Shulin Liu, the Company’s chief executive officer, is an affiliate of the Company. Yanglin Seeds Co. supplies the farmers with “Yanglin” brand soybean seeds which provide higher oil yield. Pursuant to annual intentional supply agreements with the Company, the farmers sell the harvested soybeans to Yanglin. Yanglin Seeds Co. extends favorable commercial terms to these farmers, such as competitive price, for them to purchase “Yanglin” soybean seeds. Meanwhile, Yanglin offers cash-upon-delivery payment terms to the farmers for purchases of the harvested soybeans grown from “Yanglin” soybean seeds. These arrangements ensure that we maintain good relations with our suppliers, and enjoy a stable supply of soybeans that meet our high quality standards. There was no related party transaction or commitment between Yanglin Seed Co. and the Group as of June 30, 2011 and for the six months ended June 30, 2011 and 2010, respectively.

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
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010
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

	Number of warrants			Exercise	Contractual
Series of warrant	6/30/2011	12/31/2010	6/30/2010	price	term	Expiration Date
Series A	10,000,000	10,000,000	10,000,000	$2.75	5 years	October 2, 2012
Series B	5,000,000	5,000,000	5,000,000	$3.50	5 years	October 2, 2012
Series E	1,000,000	1,000,000	1,000,000	$2.58	5 years	October 2, 2012
Series F	500,000	500,000	500,000	$3.01	5 years	October 2, 2012
Total	16,500,000	16,500,000	16,500,000

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
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010
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

Each share of Series A Convertible Preferred Shares is convertible into one share of Common Stock, subject to standard adjustment provisions as set forth in the Certificate of Designations for our Series A Convertible Preferred Shares. No conversion was recorded during the six months ended June 30, 2011 and during the year ended December 31, 2010.

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
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010
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
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010
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

As such, effective January 1, 2009, the Company reclassified the fair value of these warrants from equity to liability, as if these warrants were treated as a derivative liability since their issuance in October 2007. On January 1, 2009, the Company recorded as a cumulative effect adjustment by decreasing additional paid-in capital amounting to $15,003,941 and decreasing beginning retained earnings amounting to $72,047,158 and recording $87,051,099 as a warrant liability to recognize the fair value of such warrants on January 1, 2009. The fair value of the warrants was $1,344,423 and $1,050,000 on June 30, 2011 and December 31, 2010 respectively. The Company recognized $(294,423) and $11,820,373 as income from the change in fair value of warrants for the six months ended June 30, 2011, and 2010, respectively. The Company recognized $3,735,238 and $6,698,802 as income from the change in fair value of warrants for the three months ended June 30, 2011, and 2010, respectively.

As of June 30, 2011 and December 31, 2010, the Company adopted the lattice valuation method to improve the valuation of the existing warrants with early exercise rights and down ratchet exercise price reset provision. The change is accounted for as change in accounting estimates. As opposed to closed form model like Black Scholes which assumes warrants be exercised on expiry date, the lattice model assumes a low probability of early exercise due to declining stock prices and sample different price paths using Monte Carlo simulation.

The following assumptions provide information regarding the warrants as following:

	June 30, 2011	December 31, 2010
Common stock issuable upon exercise of warrants	15,000,000	15,000,000
Market value of common stock on measurement date (1)	$0.35	$0.30
Adjusted Exercise price	$2.61-$3.30	$2.61-$3.30
Risk free interest rate (2)	0.81%	0.61%
Warrant lives in years	1.26	1.78
Expected volatility (3)	166%	147%
Expected dividend yield (4)	0%	0%
Assumed offering price range per unit over next two years	$0.25-$2.15	$0.25-$2.15
Assumed number of units sold in the offering	500,000-10,000,000	500,000-10,000,000

YANGLIN SOYBEAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010
(UNAUDITED) (Stated in US Dollars)

14.       CONVERTIBLE PREFERRED STOCK AND WARRANTS (Continued)

(1)	The market value of common stock are the stock price at the close of trading on the date of June 30, 2011 and December 31, 2010, respectively.

(2)	The risk-free interest rate was determined by management using the 2 year Treasury Bill as of June 30, 2011 and December 31, 2010.

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

After the expiration of the Series J Warrants on April 3, 2009, all of the unissued Series B convertible Preferred Shares were cancelled and reverted to the status of authorized but unissued preferred stock, undesignated as to series and subject to reissuance as shares of preferred stock of any one or more series as permitted by the Articles of Incorporation. There were no issued and outstanding shares of Series B Convertible Preferred Shares as of June 30, 2011 and December 31, 2010.

The following table summarizes warrant activity for the six months ended June 30, 2011 and the year ended December 31, 2010:

	Warrants	Weighted-average exercise price	Aggregate Intrinsic Value

Outstanding at December 31, 2010	16,500,000	$2.97	$-
Issued	-	-
Exercised	-	-
Expired
Outstanding at June 30, 2011	16,500,000	$2.97	$-

YANGLIN SOYBEAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010
(UNAUDITED) (Stated in US Dollars)

14.	CONVERTIBLE PREFERRED STOCK AND WARRANTS (Continued)

The terms of outstanding warrants as of June 30, 2011 are as follows:

	Warrants outstanding			Warrants exercisable
Range of exercise prices	Number outstanding	Weighted average remaining contractual life (years)	Weighted average exercise price	Number exercisable	Weighted average exercise price

$2.58-$3.50	16,500,000	$1.26	$2.97	16,500,000	$2.97

Fair Value on a Recurring Basis

The following table sets forth, by level within the fair value hierarchy, the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2011:

Fair Value Measurements at June 30, 2011
Quoted
Prices
	In Active	Significant		Total
	Markets for	Other	Significant	Carrying
	Identical	Observable	Unobservable	Value as of
	Assets	Inputs	Inputs	June
Description	(Level 1)	(Level 2)	(Level 3)	30, 2011
Derivative warrant instruments	$-	$-	$1,344,423	$1,344,423
Total	$-	$-	$1,344,423	$1,344,423

YANGLIN SOYBEAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010
(UNAUDITED) (Stated in US Dollars)

15.	STOCK OPTIONS

At the time the Company appointed Mr. Michael Marks as an independent director, the Company agreed to grant Mr. Marks, as part of his compensation, 20,000 stock options annually. The stock options will be granted at the end of each quarter with the exercise price being the stock price at the last trading day of the quarter. During the three months ended June 30, 2011, the Company granted an aggregate of 5,000 options to an independent director in connection with his service in the second quarter of 2011. The options have exercise price ranges from $0.25-$3.10 per share and are fully vested on the date of grant.

The Company valued the stock options by the Black Scholes model with the following assumptions:

Number of Options Issued	Expected Term	Expected Volatility	Dividend Yield	Risk Free Interest Rate	Grant Date Fair Value
5,000	5	99.65%	0%	1.76%	$1,309

The following is a summary of the option activity:

	Options	Weighted-average exercise price	Aggregate Intrinsic Value
Outstanding at December 31, 2010	35,000	2.19	-
Issued	10,000	0.63	-
Exercised	-	-	-
Expired	-	-	-
Outstanding at June 30, 2011	45,000	$1.84	$-

Following is a summary of the status of options outstanding at June 30, 2011:

	Options outstanding			Options exercisable
Range of exercise prices	Number outstanding	Weighted average remaining contractual life (years)	Weighted average exercise price	Number exercisable	Weighted average exercise price
$0.25-$3.10	45,000	4.00	$1.84	45,000	$1.84

For the six months ended June 30, 2011 and 2010, the Company recognized $4,688 and $18,728 as compensation expense for the stock options granted to the independent director, respectively. For the three months ended June 30, 2011 and 2010, the Company recognized $1,309 and $8,602 as compensation expense for the stock options granted to the independent director, respectively.

YANGLIN SOYBEAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010
(UNAUDITED) (Stated in US Dollars)

16.	EARNINGS PER SHARE

The calculation of the basic and diluted earnings per share attributable to the common stockholders is based on the following data for the three and six months ended June 30 (unaudited):

	Three months ended June 30		Six months ended June 30
	2011	2010	2011	2010
Numerator
Earnings:

Earnings (loss) for the purpose of basic earnings per share	$(594,947)	$2,575,037	$(5,877,628)	$6,546,254
Effect of dilutive potential common stock	-	-		-
Earnings (loss) for the purpose of dilutive earnings per share	$(594,947)	$2,575,037	$(5,877,628)	$6,546,254

Denominator
Number of shares:

Weighted average number of common stock for the purpose of basic earnings per share	20,465,119	20,465,119	20,465,119	20,465,119
Effect of dilutive potential common stock - conversion of convertible preferred stock	-	9,534,883	-	9,534,883
Effect of dilutive potential common stock - conversion of warrants and stock options	-	-	-	3,864
Weighted average number of common stock for the purpose of dilutive earnings per share	20,465,119	30,000,002	20,465,119	30,003,867

Because the Company reported a net loss for the six and three months ended June 30, 2011, common stock equivalents were anti-dilutive; therefore, the amounts reported for basic and diluted loss per share were the same.

YANGLIN SOYBEAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010
(UNAUDITED) (Stated in US Dollars)

17.	INCOME TAXES

As of June 30, 2011, the Group had net operating tax losses carried forward of $30,335,061, which includes $690,068 and $29,644,993 in the US and PRC, respectively. Those losses carried forward in the US and PRC will expire between years 2013 and 2029. The Group has established a full valuation allowance against its net deferred tax assets due to the Group’s history of pre-tax losses and the resulting likelihood that the deferred tax assets are not realizable.

The Group has not recorded any income tax provision for the three and six months ended June 30, 2011, since the Group has estimated that its estimated annual effective income tax rate will be zero.

The Group is not aware of any unrecorded tax liabilities which would impact the Group’s financial position or its results of operations as of June 30, 2011 and December 31, 2010.

18.	VARIABLE INTEREST ENTITY

The Company, as a primary beneficiary of Yanglin, consolidates Yanglin, as a Variable Interest Entity (“VIE”), of which we are the primary beneficiary. The liabilities recognized as a result of consolidating a VIE do not represent additional claims on our general assets; rather, they represent claims against the specific assets of the consolidated VIE. Conversely, assets recognized as a result of consolidating a VIE do not represent additional assets that could be used to satisfy claims against our general assets. Reflected in the June 30, 2011 and December 31, 2010 balance sheets are consolidated VIE assets of $67.5 and $81.6 million, respectively, which are comprised mainly of cash, inventory and property and equipment. VIE liabilities mainly consist of short term bank loans and payables for working capital.

YANGLIN SOYBEAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010
(UNAUDITED) (Stated in US Dollars)

19.	PARENT-ONLY FINANCIAL STATEMENTS

As mentioned in note 1 to the consolidated financial statements, as a result of entering into the contractual agreements, WFOE is deemed to control Yanglin as a VIE. These agreements may have restrictions on the ability of Yanglin to transfer funds to the Company through inter-company loans, advances and cash dividends which consist of additional paid in capital, statutory reserves and retained earnings of $41,575,277 and $42,788,182 respectively as at June 30, 2011 and December 31, 2010.

The following tables present unconsolidated financial information of the Company only:

Balance Sheets as following:

	June 30, 2011 (unaudited)	December 31, 2010
Cash – restricted	$247,961	$247,961
Investments in subsidiaries	46,276,963	50,861,016

Total assets	$46,524,923	$51,108,977

Other current liabilities	$316,584	$292,584
Warrant liabilities	1,344,423	1,050,000

Total liabilities	1,661,007	1,342,584

Total shareholders’ equity	44,863,916	49,766,393

Total liabilities and shareholders’ equity	$46,524,923	$51,108,977

Statements of Operations and Other Comprehensive Income for the six months ended June 30, 2011 and 2010 (unaudited)

	2011	2010
Investment loss - equity method	$(4,443,469)	$(4,893,107)
General and administrative expenses	(28,688)	(156,007)
Loss from operations before income taxes	(4,472,157)	(5,049,114)
Change in fair value of warrants	(294,423)	11,820,373
Income before income taxes	(4,766,580)	6,771,259
Income taxes	-	-
Net income (loss)	$(4,766,580)	$6,771,259

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

The manufacturing process includes sifting, crushing, heating and pressing soybeans, extracting and separating oil from crushed soybeans, cleansing, hydrating and packaging of oil as well as drying and packaging soybean meal. Our main products include Grade IV soybean oil, salad oil, squeezed oil, soybean meal, and concentrated soy protein. We broadened our product line to include value-added products such as squeezed oil, low temperature soybean meal and concentrated soy protein, and we plan to produce powdered soy oil, textured protein and defatted soybean powder. Production of squeezed oil has already begun. We are producing concentrated soy protein in small quantities of commercial grade product to customers in order to solicit feedback and so we can adjust the specifications of the product to satisfy the specific needs of the customers. Powdered soybean oil is still in the trial production phase and we are now adjusting the formula and techniques according to customer requirements and feedback. Defatted soy powder and textured protein may be launched at a later date, depending on trends in the market and the specific product economics.

We sell our products under the “Yanglin” brand name to various regions of the PRC through our many distribution channels. In the three months ended June 30, 2011, we generated total revenue of approximately $45.4 million with a net loss of $4.3 million, exclusive of a non-cash income of approximately $3.7 million resulting from the change in fair value of warrants, which was not related to our operations.

We are considering future expansion and acquisition opportunities with the goal of significantly increasing our processing capacity and market share, but will only make a definite decision after the market and industrial environments improve materially.

We are also working to improve and strengthen our management and internal control over financial reporting. Our management has been conducting a self assessment of the effectiveness of our internal control systems since 2008, and is continuously rectifying the weaknesses and deficiencies found in the process.

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

There are several factors that may adversely impact our future, including:
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

Processing capacity of soybean. Our current annual processing capacity of soybean is 520,000 metric tons. We processed approximately 341,403 metric tons in 2010, and 62,485 metric tons in the first quarter of 2011 and 87,261 metric tons in the second quarter of 2011 respectively. Based on these figures, it can be estimated that the current production capacity is sufficient for current demand.

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

Cost of Sales

Cost of sales generally consists of four major parts: raw materials, labor, production overhead and manufacturing related depreciation. Raw materials refers mainly to soybeans and accounts for over 90% of the cost of sales. Labor costs are relatively low and comprise a very small portion of cost of sales. Production overhead includes auxiliary materials, utility expenses, machinery maintenance costs, inspection costs and other related expenses. Depreciation costs are applied to manufacturing facilities and equipment, such as production lines, steam generators, factory buildings, etc.

Cost of sales is determined primarily by the following factors, either directly or indirectly:

•	Availability and price of raw materials, especially soybeans;
•	Operating efficiency of production facilities; and
•	Government policy or direct purchase.

Availability and price of raw materials, especially soybeans. Raw materials costs account for more than 90% of cost of sales. Soybean is the only major raw material, so its price fluctuation will have a material impact on our cost. The price of soybeans may be affected by a series of factors, including the production volume of soybeans on a national and international scale, weather, government policies and soybean transactions on commodity markets. Meanwhile, if there is a shortage in the supply of raw materials, our production facilities will have to operate at less than maximum efficiency. Our processing volume represents a relatively small portion of the total soybean supply of Heilongjiang Province; generally speaking the availability of raw materials is always high. Soybean price has a significant impact on our cost of sales.

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

If exceptional circumstances exist, gross margin may be negatively affected. As mentioned above, a basic requirement for the domestic soybean processors to be entitled to the government subsidy announced in the end of 2010 is the purchase of soybeans from farmers at a government guided, higher than normal market price. The policy in effect made soybean prices increase from the end of 2010. Supported by the trend of increasing future prices of soybean in the global markets, the increased expectation of Chinese farmers on soybean prices helped maintain high price levels. However, prices of soybean products did not increase in line with that of soybeans. As a result, we suffered a gross loss in both the first and second quarters of 2011.

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

General and administrative expenses include, but it is not limited to, the depreciation of office buildings and equipment, office expenses and supplies, and management and administrative salaries, etc. These expenses are typically fixed. General and administrative expenses may increase, as we revise our organizational structure and improve our management systems and internal control system and processes.

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

Results of Operations

The Three Months Ended June 30, 2011 Compared with the Three Months Ended June 30, 2011

	The three months Ended June 30, 2011	The three months Ended June 30, 2010
Consolidated Statement of Operations and Comprehensive (Loss) Income	($)	($)

Net Sales	$45,356,414	$49,916,626
Cost of sales	(48,638,067)	(52,540,598)
Gross loss	(3,281,653)	(2,623,972)
Selling expenses	(80,753)	(67,110)
General and administrative expenses	(560,651)	(807,741)
Impairment loss of assets held for sale	-	(352,032
Loss from operations	(3,923,057)	(3,850,855)
Interest expense	(431,966)	(298,107)
Interest income	24,838	25,197
Other expense	-	-
Changes in fair value of warrants	3,735,238	6,698,802
Income (loss) from operations before income tax	(594,947)	2,575,037
Income tax	-	-
Net income (loss)	(594,947)	2,575,037
Foreign currency translation adjustment	637,554	215,605
Comprehensive income	$42,607	$2,790,642

Net Sales

	For The Three Months Ended June 30,		Period to Period Change
	2011	2010
Item	Amount ($)	Amount ($)	Amount ($)%
Soybean meal	$22,497,301	$30,858,409	$(8,361,107)	-27.10%
Soybean oil	14,609,101	14,739,126	(130,025)	-0.88%
Salad oil	2,833,852	2,365,569	468,282	19.80%
Squeezed oil	387,113	333,332	53,781	16.13%
Soy protein concentrates	957,283	415,229	542,054	130.54%
Low temperature soy meal	4,071,764	1,204,961	2,866,803	237.92%
Total Net Sales	$45,356,414	$49,916,626	$(4,560,212)	-9.14%

Our net sales for the three months ended June 30, 2011 decreased by $4,560,212 or 9.14% over the three months ended June 30, 2010. The slight decrease in sales revenue was mainly the result of the adjustment of operating levels due to the reduced supply of raw materials caused mainly by farmers’ high price expectation.

The decrease in sales revenue was mainly caused by the reduction in production and sales volume of our major products, though the average selling prices of these products rose over the period.

In the three months ended June 30, 2011, we purchased 80,962 tons of soybean and produced 60,755 tons of soybean meal, 11,879 tons of soybean oil, 2,312 tons of salad oil, 294 tons of squeezed oil, 784 tons of soy protein concentrates, and 7,817 tons of low-temperature soybean meal, as compared to 110,353 tons of soybean purchased, and 81,550 tons of soybean meal, 15,299 tons of soybean oil, 2,319 tons of salad oil, 295 tons of squeezed oil, 261 tons of soy protein concentrates and 2,515 tons of low-temperature soybean meal produced respectively, in the three months ended June 30, 2010. Consequently, in the second quarter of 2011, we sold 60,817 tons of soybean meal, 12,215 tons of soybean oil, 2,312 tons of salad oil, 304 tons of squeezed oil, 774 tons of soy protein concentrates, and 6,875 tons of low-temperature soy meal, representing growth rates of -25.21%, -21.01%, -3.11%, 6.74%, 114.36% and 232.05%, respectively, over the second quarter of 2010, when we sold 81,316 tons of soybean meal, 15,466 tons of soybean oil, 2,386 tons of salad oil, 285 tons of squeezed oil, 361 tons of soy protein concentrates, and 2,070 tons of low-temperature soy meal. Though the average sales prices of the products, namely soybean meal, soybean oil, salad oil, squeezed oil, soy protein concentrates, and low-temperature soy meal, experienced growth rates of -7.39%, 19.22%, 17.47%, 3.37%, 2.18% and -3.31% in the second quarter of 2011 over those in the second quarter of 2010, such increases could not fully compensate for the decrease in sales volume, resulting in a decline in total sales revenue.

Cost of Sales and Gross (Loss) Profit

	For The Three Months Ended June 30,				Period to Period Change
				%
	2011	% of Sales	2010	of Sales
	Amount ($)	Revenue	Amount ($)	Revenue	Amount ($)%
Cost of Sales:
Soybean meal	$(24,565,058)	109.19%	$(32,959,526)	106.81%	$8,394,468	-25.47%
Soybean oil	(15,622,876)	106.94%	(15,203,889)	103.15%	(418,987)	2.76%
Salad oil	(3,039,699)	107.26%	(2,442,008)	103.23%	(597,691)	24.48%
Squeezed oil	(419,154)	108.28%	(346,833)	104.05%	(72,321)	20.85%
Soy protein concentrates	(942,329)	98.44%	(418,453)	100.78%	(523,876)	125.19%
Low-temp soy meal	(4,048,951)	99.44%	(1,169,889)	97.09%	(2,879,062)	246.10%
Total Cost of Sales	$(48,638,067)	107.24%	$(52,540,598)	105.26%	$3,902,531	-7.43%
Gross (Loss) Profit:
Soybean meal	$(2,067,757)	-9.19%	$(2,101,118)	-6.81%	$33,361	-1.59%
Soybean oil	(1,013,775)	-6.94%	(464,763)	-3.15%	(549,012)	118.13%
Salad oil	(205,848)	-7.26%	(76,439)	-3.23%	(129,409)	169.30%
Squeezed oil	(32,041)	-8.28%	(13,500)	-4.05%	(18,541)	-137.34%
Soy protein concentrates	14,954	1.56%	(3,224)	-0.78%	18,178	-564.83%
Low-temp soy meal	22,813	0.56%	35,072	2.91%	(12,259)	-34.95%
Total Gross Profit (Loss)	$(3,281,653)	-7.24%	$(2,623,972)	-5.26%	$(657,681)	-25.06%

Our cost of sales for the three months ended June 30, 2011 decreased by $3,902,531 or 7.43% over the three months ended June 30, 2010, while the ratio of cost as a percentage to net sales value increased from 105.26% to 107.24% over the period. The increase in cost of sales was mainly caused by the increase in average purchase price of soybeans. We recorded a gross loss of $3,281,653 in the three months ended June 30, 2011, in comparison to a gross loss of $2,623,972 in the three months ended June 30, 2010. Our gross profit margin decreased from negative 5.26% to negative 7.24% over the same period. The main reasons for the gross loss in the second quarter of 2011 were the impact of the large imports of soybeans, the high price levels of soybeans and the increase in the raw material prices of certain of our soybean products.

Soybean purchase prices remain high due to the increase in the cost of production as well as Chinese inflation expectations of commodity prices. The average purchase price for soybean increased from $465.53 per ton for the three months ended June 30, 2010 to $525.25 per ton for the three months ended June 30, 2011.

During the second quarter of 2011, market prices for our products remained high. The average selling prices were higher than those in the second quarter of 2010 (please refer to the section “Net Sales” above for details). The price increases did not fully compensate for the increase in the soybean purchase price, resulting in a decline in gross margin.

Operating Expenses

	For The Three Months Ended June 30,
					Period to Period
	2011	% of Sales	2010	% of Sales	Change
	Amount ($)	Revenue	Amount ($)	Revenue	Amount ($)%
Selling Expenses	$(80,753)	0.18%	$(67,110)	0.13%	$(13,643)	20.33%
General & Administrative Expenses	(560,651)	1.24%	(807,741)	1.62%	247,090	-30.59%
Impairment loss of long-lived assets	$-	-	$(352,032)	0.71%	$352,032	100.00%
Total Operating Expenses	(641,404)	1.41%	(1,226,883)	1.75%	585,479	-47.72%

Selling expenses for the three months ended June 30, 2011 increased by $13,643 or 20.33% as compared to the three months ended June 30, 2010.

General and administrative expenses for the three months ended June 30, 2011 decreased by $247,090 or 30.59% over the three months ended June 30, 2010. This was mainly caused by the material reduction in the expenses related to public company affairs, including professional fees paid to legal counsel. As a percentage of net sales, general and administrative expenses decreased from $807,741 or 1.62% for the second quarter of 2010 to $560,651 or 1.24% for the second quarter of 2011.

As compared to the second quarter of 2010, total operating expenses decreased by $585,479 or 47.72% in the second quarter of 2011, and the percentage of net sales decreased from 1.75% to 1.41%.

Net Income

	For The Three Months Ended June 30,				Period to Period
	2011	% of Sales	2010	%of Sales	Change
	Amount ($)	Revenue	Amount ($)	Revenue	Amount ($)%
Loss from operations	$(3,923,057)	-8.65%	$(3,850,855)	-7.71%	$(72,202)	1.87%
Interest expenses	(431,966)	-0.95%	(298,107)	-0.60%	(133,859)	44.90%
Interest income	24,838	0.05%	25,197	0.05%	(359)	-1.42%
Other (expense) income	-	-	-	-	-	-
Changes in fair value of warrants	3,735,238	8.24%	6,698,802	13.42%	(2,963,564)	-44.24%
Income tax	-			-
Net income (loss)	$(594,947)	-1.31%	$2,575,037	5.16%	$(3,169,984)	-123.10%

Loss from operations was primarily due to the reasons described in the sections titled “Net Sales” and “Cost of Sales and Gross Profit” above. For the second quarter of 2011, we generated a gross loss and a loss after deducting selling and general and administrative expenses. Operating margin decreased from negative 7.71% to negative 8.65% from the second quarter of 2010 to the second quarter of 2011.

Interest expenses increased by $133,859 or 44.90% from the three months ended June 30, 2010, to the three months ended June 30, 2011. As a percentage of net sales, interest expense was 0.95% for the second quarter of 2011, as compared to 0.60% for the same period in 2010. The changes were mainly caused by increased bank borrowing. This was used to satisfy increased working capital needs. Interest income decreased by 1.42% over the same period.

Effective January 1, 2009, we adopted the provisions of FASB ASC Topic 815, "Derivatives and Hedging" ("ASC 815"). As a result of adopting ASC 815, we recorded non-cash income of $6,698,802 for the second quarter of 2010, and $3,735,238 for the second quarter of 2011, resulting from the change in fair value of warrants issued to investors in conjunction with the Company’s Series A Convertible Preferred Stock in October 2007. The accounting treatment of the warrants resulted from an anti-dilution provision to the warrant holders.

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

Net income, after including the abovementioned non-cash income from the change in fair value of warrants, decreased by $3,169,984 or 123.10% from the three months ended June 30, 2010, to the three months ended June 30, 2011. During the same period, net profit margin decreased from a positive 5.16% to a negative 1.31%.

Earnings Per Share

	For The Three Months Ended June 30,
	2011	2010
	Unaudited	Unaudited
Net Income (Loss) for Basic Earnings Per Share	$(594,947)	$2,575,037
Basic Weighted Average Number of Shares	20,465,119	20,465,119
Net Income (Loss) per Share – Basic	$(0.03)	$0.13
Net Income (Loss) for Diluted Earnings Per Share	$(594,947)	$2,575,037
Diluted Weighted Average Number of Shares	30,002,583	30,000,002
Net Income (Loss) per Share – Diluted	$(0.03)	$0.09

Basic and diluted earnings per share (EPS) for the quarter ended June 30, 2011, were $(0.03) and $(0.03), compared to $0.13 and $0.09 for the same quarter last year.

The Six Months Ended June 30, 2011 Compared with the Six Months Ended June 30, 2010

	The six months	The six months
Consolidated Statement of Operations and	Ended June 30, 2011	Ended June 30, 2010
Comprehensive (Loss) Income	($)	($)
Net Sales	$79,238,203	$83,996,598
Cost of sales	(82,719,446)	(86,603,456)
Gross profit (loss)	(3,481,243)	(2,606,858)
Selling expenses	(146,237)	(131,885)
General and administrative expenses	(1,144,990)	(1,657,793)
Impairment loss of assets held for sale	-	(351,967
Loss from operations	(4,772,470)	(4,748,503)
Interest expense	(857,211)	(576,716)
Interest income	44,746	51,450
Other (expenses) income	1,730	(350)
Changes in fair value of warrants	(294,423)	11,820,373
Income (loss) from operations before income tax	(5,877,628)	6,546,254
Income tax	-	-
Net income (loss)	(5,877,628)	6,546,254
Foreign currency translation adjustment	1,111,048	225,005
Comprehensive income (loss)	$(4,766,580)	$6,771,259

Net Sales

	For The Six Months Ended June 30,		Period to Period Change
	2011	2010
Item	Amount ($)	Amount ($)	Amount ($)%
Soybean meal	$38,762,529	54,306,785	(15,544,256)	-28.62%
Soybean oil	25,241,803	23,547,884	1,693,919	7.19%
Salad oil	4,897,813	3,947,521	950,292	24.07%
Squeezed oil	746,275	574,518	171,757	29.90%
Soy protein concentrates	1,970,691	415,152	1,555,539	374.69%
Low temperature soy meal	7,619,092	1,204,738	6,414,354	532.43%
Total Net Sales	$79,238,203	83,996,598	(4,758,395)	-5.66%

Our net sales for the six months ended June 30, 2011 decreased by $4,758,395 or 5.66% over the six months ended June 30, 2010. The slight decrease in sales revenue was mainly the result of the adjustment of operating levels due to the reduced supply of raw materials caused mainly by farmers’ high price expectation.

The decrease in sales revenue was mainly caused by the reduction in production and sales volume of our major products, though the average selling prices of these products rose over the period.

In the six months ended June 30, 2011, we purchased 140,726 tons of soybean and produced 101,079 tons of soybean meal, 20,379 tons of soybean oil, 3,854 tons of salad oil, 589 tons of squeezed oil, 1,567 tons of soy protein concentrates, and 15,426 tons of low-temperature soybean meal, as compared to 173,013 tons of soybean purchased, and 134,326 tons of soybean meal, 24,629 tons of soybean oil, 3,864 tons of salad oil, 491 tons of squeezed oil, 261 tons of soy protein concentrates and 2,515 tons of low-temperature soybean meal produced respectively, in the six months ended June 30, 2010. Consequently, in six month ended June 30,2011, we sold 102,477 tons of soybean meal, 20,894 tons of soybean oil, 3,954 tons of salad oil, 585 tons of squeezed oil, 1,613 tons of soy protein concentrates, and 13,115 tons of low-temperature soy meal, representing growth rates of -25.67%, -15.37%, -0.40%, 19.69%, 346.98% and 533.48%, respectively over the six month ended June 30, 2010, when we sold 137,861 tons of soybean meal, 24,687 tons of soybean oil, 3,970 tons of salad oil, 489 tons of squeezed oil, 361 tons of soy protein concentrates, and 2,070 tons of low-temperature soy meal. Though the average sales prices of the products, namely soybean meal, soybean oil, salad oil, squeezed oil, soy protein concentrates, and low-temperature soy meal, experienced growth rates of -8.24%, 21.04%, 19.05%, 3.72%, 1.49% and -4.59% in six months ended June 30, 2011 over those same period of 2010, such increases could not fully compensate for the decrease in sales volume, resulting in a decline in total sales revenue.

Cost of Sales and Gross (Loss) Profit

	For The Six Months Ended June 30,				Period to Period Change
	2011	% of Sales	2010	% of Sales
	Amount ($)	Revenue	Amount ($)	Revenue	Amount ($)%
Cost of Sales:
Soybean meal	$(41,343,858)	106.66%	$(56,526,108)	104.1%	$15,182,251	-26.86%
Soybean oil	(26,029,936)	103.12%	(23,894,766)	101.5%	(2,135,170)	8.94%
Salad oil	(5,076,070)	103.64%	(4,009,586)	101.6%	(1,066,484)	26.60%
Squeezed oil	(784,299)	105.10%	(584,976)	101.8%	(199,322)	34.07%
Soy protein concentrates	(1,934,474)	98.16%	(418,368)	100.8%	(1,516,106)	362.39%
Low-temp soy meal	(7,550,809)	99.10%	(1,169,652)	97.1%	(6,381,157)	545.56%
Total Cost of Sales	(82,719,446)	104.39%	(86,603,456)	103.1%	3,884,010	-4.48%
Gross (Loss) Profit:
Soybean meal	$(2,581,329)	-6.66%	$(2,219,323)	-4.1%	$(362,006)	16.31%
Soybean oil	(788,133)	-3.12%	(346,882)	-1.5%	(441,251)	127.20%
Salad oil	(178,257)	-3.64%	(62,065)	-1.6%	(116,192)	187.21%
Squeezed oil	(38,024)	-5.10%	(10,458)	-1.8%	(27,566)	-263.59%
Soy protein concentrates	36,217	1.84%	(3,216)	-0.8%	39,433	-12.26%
Low-temp soy meal	68,283	0.90%	35,086	2.9%	33,197	94.62%
Total Gross Profit (Loss)	$(3,481,243)	-4.39%	$(2,606,858)	-3.1%	$(874,385)	-33.54%

Our cost of sales for the six months ended June 30, 2011 decreased by $3,884,010 or 4.48% over the six months ended June 30, 2010, while the ratio of cost as a percentage to net sales value increased from 103.1% to 104.39% over the period. The decrease in cost of sales in the six months was mainly caused by the material decrease in processing and sales volume in the six months ended June 30, 2011 from the six months ended June 30, 2010. We recorded a gross loss of $3,481,243 in the six months ended June 30, 2011, in comparison to a gross loss of $2,606,858 in the six months ended June 30, 2010. Our gross profit margin decreased from negative 3.1% to negative 4.39% over the same period. The main reasons for the gross loss of the six months ended June 30, 2011 were the impact of the still large imports of soybeans and the negative influence of foot-and-mouth disease.

Soybean purchase prices remain high due to the increase in the cost of production as well as Chinese inflation expectations of commodity prices. The average purchase price for soybean increased from $489.55 per ton for the six months ended June 30, 2010 to $515.68 per ton for the six months ended June 30, 2011.

During the first six months of 2011, market prices for our products remained high. The average selling prices were higher than those in the first six months of 2010 (please refer to the section “Net Sales” above for details). Such increases did not fully compensate for the increase in the soybean purchase price, resulting in a decline in gross margin.

Operating Expenses

	For The Six Months Ended June 30,
	2011	% of Sales	2010	% of Sales	Period to Period Change
	Amount ($)	Revenue	Amount ($)	Revenue	Amount ($)%
Selling Expenses	$(146,237)	-0.18%	$(131,885)	-0.16%	$(14,352)	10.88%
General & Administrative Expenses	(1,144,990)	-1.44%	(1,657,793)	-1.97%	512,803	-30.93%
Impairment loss of long-lived assets	-	-	(351,967)	-0.42%	351,967	-100.00%
Total Operating Expenses	$(1,291,227)	-1.63%	$(2,141,645)	-2.55%	$850,418	-39.71%

Selling expenses for the six months ended June 30, 2011 increased by $14,352 or 10.88% as compared to the six months ended June 30, 2010. This increase was mainly due to the increase in market development expenses . As a percentage of net sales, selling expenses remained at 0.18% over the period.

General and administrative expenses for the six months ended June 30, 2011 decreased by $512,803 or 30.93% over the six months ended June 30, 2010. This was a result of the combined effect of the material increase in depreciation charges, including those of the temporarily idle assets, and the material savings on professional service fees related to public company affairs. As a percentage of net sales, general and administrative expenses rose from $1,657,793 or 1.97% for the six months ended June 30, 2010 to $1,144,990 or 1.44% for the six months ended June 30, 2011.

As compared to the six months ended June 30, 2010, total operating expenses decreased by $850,418 or 39.71% in the six months ended June 30, 2011, and the percentage of net sales increased from -2.55% to -1.63% over the period.

Net Income

	For The Six Months Ended June 30,				Period to Period
	2011	% of Sales	2010	%of Sales	Change
	Amount ($)	Revenue	Amount ($)	Revenue	Amount ($)%
Loss from operations	$(4,772,470)	-6.02%	$(4,748,503)	-5.65%	$(23,967)	0.50%
Interest expenses	(857,211)	-1.08%	(576,716)	-0.69%	(280,495)	48.64%
Interest income	44,746	0.06%	51,450	0.06%	(6,704)	-13.03%
Other (expense) income	1,730	0.00%	(350)	0.00%	2,080	-594.29%
Changes in fair value of warrants	(294,423)	-0.37%	11,820,373	14.07%	(12,114,796)	-102.49%
Income tax	-		-	-
Net income (loss)	$(5,877,628)	-7.42%	$6,546,254	7.79%	$(12,423,882)	-189.79%

Loss from operations was primarily due to the reasons described in the sections “Net Sales” and “Cost of Sales and Gross Profit” above. For the six months ended June 30, 2011, we generated a gross loss of $3,481,243 and a loss of $4,772,470 after deducting selling and general and administrative expenses. Operating margin decreased from negative 5.65% to negative 6.02%.

Interest expenses increased by $280,495 or 48.64% from the six months ended June 30, 2010, to the six months ended June 30, 2011. As a percentage of net sales, interest expense was 1.08% for the six months ended June 30, 2011, as compared to 0.69% for the same period in 2010. The changes were mainly caused by an interest rate increase related to bank borrowings. Interest income fell by 13.03% over the same period.

Effective January 1, 2009, we adopted the provisions of FASB ASC Topic 815, "Derivatives and Hedging" ("ASC 815"). As a result of adopting ASC 815, we recorded non-cash income of $11,820,373 for the six months ended June 30, 2010, and negative $294,423 for the six months ended June 30, 2011, resulting from the change in fair value of warrants issued to investors in conjunction with the Company’s Series A Convertible Preferred Stock in October 2007. The accounting treatment of the warrants resulted from an anti-dilution provision to the warrant holders.

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

Net income, after including the abovementioned non-cash income from the change in fair value of warrants, decreased by 189.79% from a net income of $6,546,254 in the six months ended June 30, 2010, to negative $5,877,628 in the six months ended June 30, 2011. During the same period, net profit margin decreased from 7.79% to -7.42%.

Earnings Per Share

	For The Six Months Ended June 30,
	2011	2010
	Unaudited	Unaudited
Net Income (Loss) for Basic Earnings Per Share	$(5,877,628)	$6,546,254
Basic Weighted Average Number of Shares	20,465,119	20,465,119
Net Income (Loss) per Share – Basic	$(0.29)	$0.32
Net Income (Loss)for Diluted Earnings Per Share	$(5,877,628)	$6,546,254
Diluted Weighted Average Number of Shares	30,003,002	30,003,867
Net Income (Loss) per Share – Diluted	$(0.29)	$0.22

Basic and diluted earnings per share (EPS) for the six months ended June 30, 2011, were $(0.29) and $(0.29), compared to $0.32 and $0.22 for the same period last year.

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

Cash Flows for the Six Months Ended June 30, 2011 Compared with the Six Months Ended June 30, 2010

Operating Activities

Net Cash provided by operating activities for the six months ended June 30, 2011 was $10,470,427, while net cash used in operating activities for the six months ended June 30, 2010, was $1,881,868. The difference was primarily due to the reduction in the balance of our inventories by $5,932,829 in the six months ended June 30, 2011, while in comparison we decreased the balance of our inventories by $2,089,128 in the same period of 2010, and the reduction in the balance of our advances to suppliers by $9,082,570 in the six months ended June 30, 2011, while in comparison we decreased the balance of our advances to suppliers by $1,216 in the same period of 2010.

Our cash flows are stable, as we sell primarily on a cash basis, with negligible trade receivables. We usually sell our products a few days after they are produced.

Investing Activities

Net cash used in investing activities for the six months ended June 30, 2011 was $50,178, compared to $824,688 for the six months ended June 30, 2010. The net cash used was repayment for construction deposits made by constructors for the non-current assets we purchased or built prior to the six months ended June 30, 2010.

Financing Activities

Net cash used in financing activities was $10,165,259 for the six months ended June 30, 2011, compared to net cash used in financing activities of $2,350,567 for the six months ended June 30, 2010. Net cash used in the six months ended June 30, 2010 included the repayment of the principals of the long-term loans from related parties, and no new borrowings were made during this period. During the six months ended June 30, 2011, we made principal payments for short-term bank loans of $10,104,722, and principal payments for loans from related parties amounted to $60,537. During the six months ended June 30, 2010, we made principal payment using cash restricted of $408,877, principal payments for short-term bank loans of $1,902,047, and principal payments for loans from related parties amounted to $39,643.

Loans

We had short-term bank loans of $13,925,422 on June 30, 2011, as compared to $23,594,180 on December 31, 2010. These loans are used to satisfy working capital needs. We have fully repaid all due loans on time. All the loans outstanding as at June 30, 2011, and the latest one is due on December 2, 2011.

We had long-term bank loans, including the portion payable within one year, of approximately of $5,415,441 on June 30, 2011, as compared to $5,293,566 on December 31, 2010. These loans are used to upgrade our oil products and expand our storage facility. The loan outstanding as at June 30, 2011 is due on August 26, 2014.

The balance of our long-term bank loan from related parties, including the portion payable within one year, was approximately $258,127 on June 30, 2011, compared to $312,121 on December 31, 2010. The change was caused by repayment of the principal, and we did not borrow any additional funds during the six months ended June 30, 2011.

Commitments and Contingencies

We have no future cash commitments or contingent liabilities as of June 30, 2011.

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

The following tables summarize our contractual obligations as of June 30, 2011, and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

Payments due by period
Contractual obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt Obligations	$5,673,568	$1,283,115	$2,874,687	$1,496,239	$19,527
Capital Lease Obligations	-	-	-	-	-
Operating Lease Obligations	-	-	-	-	-
Purchase Obligations	-	-	-	-	-

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

ITEM 3—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4—CONTROLS AND PROCEDURES

a. Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act, our management has carried out an evaluation, with the participation and under the supervision of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2011.

Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating and implementing possible controls and procedures. Management conducted its evaluation of disclosure controls and procedures under the supervision of our chief executive officer and our chief financial officer. Based upon, and as of the date of this evaluation, our chief executive officer and chief financial officer concluded that, as of June 30, 2011, our disclosure controls and procedures were not effective due to the material weaknesses and significant deficiencies in our internal control over financial reporting described below.

Management conducted its evaluation of disclosure controls and procedures under the supervision of our chief executive officer and our chief financial officer. Based upon, and as of the date of this evaluation, our chief executive officer and chief financial officer concluded that, as of June 30, 2011, our disclosure controls and procedures were not effective due to the material weaknesses and significant deficiencies in our internal control over financial reporting described below.

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

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act. Our management is also required to assess and report on the effectiveness of our internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”). Management assessed the effectiveness of our internal control over financial reporting as of June 30, 2011. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework. Based on our evaluation, our principal executive officer and principal financial officer have concluded that as of June 30, 2011, our internal control over financial reporting was not effective due to the identification of the following material weaknesses:

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

b. Changes in Internal Controls over Financial Reporting

During the quarter ended June 30, 2011, there was no other change in our internal controls over financial reporting, except as described above, that has materially affected, or that is reasonably likely to materially affect, our internal control over financial reporting.

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

Yanglin Soybean, Inc.

Date: August 11, 2011	By:	/s/ Shulin Liu
Shulin Liu
Chief Executive Officer
(Principal Executive Officer)

Yanglin Soybean, Inc.

Date: August 11, 2011	By:	/s/ Molan Shangguan
Molan Shangguan
Chief Financial Officer
(Principal Financial and Accounting Officer)