Form 10-Q
period 2011-09-30
Yanglin Soybean, Inc.
filed 2011-11-18
CIK 1368745

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

As of November 10, 2011, the Company had 20,465,119 shares of Common Stock, $0.001 par value per share, issued and outstanding.

Yanglin Soybean, Inc.

PART 1-FINANCIAL INFORMATION
ITEM 1-FINANCIAL STATEMENTS

YANGLIN SOYBEAN, INC.

CONSOLIDATED BALANCE SHEETS
AS AT SEPTEMBER 30, 2011 (UNAUDITED), AND DECEMBER 31, 2010
(Stated in US Dollars)

	September 30, 2011 (unaudited)	December 31, 2010
ASSETS
Current assets
Cash	$13,109,757	$24,065,082
Cash-restricted	247,961	247,961
Inventories	973,330	10,546,396
Advances to suppliers	119,061	9,087,560
Prepaid VAT and other taxes	8,940,933	8,074,990
Other receivables and prepaid expenses	28,134	92,331

Total current assets	23,419,176	52,114,320

Property, plant and equipment, net	24,073,265	25,425,121
Intangible assets, net	4,318,307	4,343,816

TOTAL ASSETS	$51,810,748	$81,883,257

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Short-term bank loans	$-	$23,594,180
Loans from related parties – current	42,519	55,231
Accounts payable	4,848	48,518
Other payables	37	36
Customers deposits	1,683,790	1,080,363
Accrued liabilities	500,660	597,496
Current maturities of long-term debt	1,250,938	1,209,958
Total current liabilities	3,482,792	26,585,782

Long-term liabilities
Long-term bank loan	4,221,916	4,083,608
Loan from related parties – non-current	204,659	256,890
Warrant liability	7,297,652	1,050,000

TOTAL LIABILITIES	15,207,019	31,976,280

STOCKHOLDERS' EQUITY
Convertible preferred stock 50,000,000 authorized shares with a par value of $.001 designated as follows:
10,000,000 shares designated as Series A $0.001 par value, 9,534,883 and 9,534,883 shares issued and outstanding as of September 30, 2011 and December 31, 2010, respectively	9,535	9,535
Common stock:
$0.001 par value, 10,000,000,000 shares authorized; 20,465,119 and 20,465,119 shares issued and outstanding as of September 30, 2011 and December 31, 2010, respectively	20,465	20,465
Additional paid-in capital	27,932,655	27,923,362
Statutory reserves	5,628,636	5,628,636
Retained earnings (accumulated deficit)	(7,666,850)	7,240,066
Accumulated other comprehensive income	10,679,288	9,084,913

Total stockholders’ equity	36,603,729	49,906,977

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$51,810,748	$81,883,257

The accompanying notes are an integral part of these consolidated financial statements.

YANGLIN SOYBEAN, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME
 FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010 (UNAUDITED)
 (Stated in US Dollars)

	For the three months ended September 30		For the nine months ended September 30
	2011	2010	2011	2010
Net sales	$38,747,753	$37,420,188	$117,904,533	$121,444,716
Cost of sales	(41,035,346)	(38,977,219)	(123,662,226)	(125,607,377)
Gross (loss)	(2,287,593)	(1,557,031)	(5,757,693)	(4,162,661)

Operating Expenses
Selling expenses	(59,859)	(61,496)	(206,096)	(193,411)
General and administrative expenses	(533,995)	(506,551)	(1,678,208)	(2,165,724)
Impairment loss of assets held for sale	-	(220,403)	-	(572,150)
Total operating expenses	(593,854)	(788,450)	(1,884,304)	(2,931,285)

(Loss) income from operations	(2,881,447)	(2,345,481)	(7,641,997)	(7,093,946)

Interest expenses	(223,040)	(149,595)	(1,081,906)	(727,072)
Interest income	16,102	18,256	60,877	69,748
Other income (expenses)	2,049	-	3,762	(351)
Changes in fair value of warrants	(5,953,229)	11,962,404	(6,247,652)	23,782,777
		-
(Loss) income before income taxes	(9,039,565)	9,485,584	(14,906,916)	16,031,156

Income tax	-

Net income (loss)	(9,039,565)	9,485,584	(14,906,916)	16,031,156

Foreign currency translation adjustment	637,554	215,605	1,594,375	1,075,030
Comprehensive income(loss)	$(8,402,011)	$9,701,189	$(13,312,541)	$17,106,186

Earnings per share
Basic	$(0.44)	$0.46	$(0.73)	$0.78
Diluted	$(0.44)	$0.32	$(0.73)	$0.53

Weighted average shares outstanding
Basic	20,465,119	20,465,119	20,465,119	20,465,119
Diluted	20,465,119	30,000,002	20,465,119	30,000,002

The accompanying notes are an integral part of these consolidated financial statements.

YANGLIN SOYBEAN, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011 (UNAUDITED)
(Stated in US Dollars)

	Preferred stock Series A		Common stock				(Accumulated	Accumulated
	Number of shares	Amount	Number of shares	Amount	Additional paid-in capital	Statutory reserves	deficit) retained earnings	other comprehensive income(loss)	Total
Balance, December 31, 2010	9,534,883	$9,535	20,465,119	$20,465	$27,923,362	$5,628,636	$7,240,066	$9,084,913	$49,906,977
Net income	-	-	-	-	-	-	(14,906,916)	-	(14,906,916)
Share-based compensation expense	-	-	-	-	9,293	-	-	-	9,293
Foreign currency translation adjustment	-	-	-	-	-	-	-	1,594,375	1,594,375
Balance, September 30, 2011	9,534,883	$9,535	20,465,119	$20,465	$27,932,655	$5,628,636	$(7,666,850)	$10,679,288	$36,603,729

The accompanying notes are an integral part of these consolidated financial statements.

YANGLIN SOYBEAN, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010 (UNAUDITED)
(Stated in US Dollars)

	For the nine months ended
	September 30
	2011	2010
Cash flows from operating activities
Net income (loss)	$(14,906,916)	$16,031,156
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	2,215,754	2,144,596
Amortization	169,920	161,963
Share-based compensation expense	9,293	22,489
Bad debt recovery	519	450
Impairment loss of assets held for sale	-	572,150
Change in fair value of warrants	6,247,652	(23,782,777)

Changes in operating assets and liabilities:
Trade receivable	-	-
Inventories	9,774,367	7,101,408
Advances to suppliers	9,130,658	1,216
Prepaid VAT and other taxes	(583,149)	(1,034,778)
Other receivables	65,749	42,966
Accounts payable	(44,602)	(19,415)
Other payables	-	-
Customers deposits	557,938	(430,978)
Accrued liabilities	(115,235)	(86,898)

Net cash provided by (used in) operating activities	12,521,948	723,548

Cash flows from investing activities
Purchase of property, plant and equipment	(37,514)	(862,103)

Net cash used in investing activities	(37,514)	(862,103)
		-
Cash flows from financing activities
Proceeds from bank loans	-	-
Cash-restricted	-	(1,497,107)
Principal payments for short-term bank loans	(24,010,343)	(8,068,775)
Principal payments for loans from related parties	(74,328)	(52,868)

Net cash flows used in financing activities	(24,084,671)	(6,624,536)

Net decrease in cash	(11,600,237)	(6,763,091)
Effect of foreign currency translation on cash	644,912	603,042
Cash- beginning of period	24,065,082	34,811,611
Cash- end of period	$13,109,757	$28,651,562

Supplementary cash flow information:
Interest paid	$1,117,276	$727,072

The accompanying notes are an integral part of these consolidated financial statements.

YANGLIN SOYBEAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
(UNAUDITED) (Stated in US Dollars)

1.	ORGANIZATION AND PRINCIPAL ACTIVITIES

Yanglin Soybean, Inc. (the “Company”) was incorporated in the State of Nevada on May 26, 1921. Prior to October 3, 2007, the Company had only nominal operations and assets. On October 3, 2007, the Company executed a reverse-merger with Faith Winner Investments Limited (“Faith Winner (BVI)”) by an exchange of shares and the Company issued 18,500,000 common shares at $0.001 par value in exchange for all Faith Winner (BVI) shares. As a result of the shares exchange, Faith Winner (BVI) became a wholly-owned subsidiary of the Company. The exchange transaction was accounted for as a reverse acquisition in accordance with Accounting Standards Codification 805 “Business Combinations”. The reverse-merger also included an equity financing of $21,500,000 by the issuance of 9,999,999 shares of Series A Convertible Preferred Stock at $2.15 per share to ten accredited investors.

The Company is in the business of manufacturing, distributing, and selling non-genetically modified soybean products, including soybean oil, salad oil, soybean meal, etc., throughout the Province of Heilongjiang and other parts of the People's Republic of China (PRC). The Company conducts its operations through the following subsidiaries: (a) a wholly-owned subsidiary in the British Virgin Islands: Faith Winner (BVI), (b) a wholly-owned subsidiary of Faith Winner (BVI) located in the PRC: Faith Winner (Jixian) Agriculture Development Company (“WFOE”) and (c) an entity located in the PRC: Yanglin Soybean Group Co., Ltd. (“Yanglin”), which is controlled by the Company through contractual arrangements with WFOE, as if Yanglin were a wholly-owned subsidiary of the Company.

The Company, its subsidiaries and Yanglin are collectively referred to as the “Group.”

Faith Winner (BVI) and WFOE each have entered into a series of agreements with Yanglin and as a result of such agreements, WFOE gained control of all of Yanglin’s assets, management and business as if Yanglin were a wholly-owned subsidiary of WFOE. These agreements included a loan agreement, a consigned management agreement, two consignment agreements of equity interests, an exclusive purchase option agreement, a registered trademark transfer contract and a trademark licensing agreement. The consignment agreements were entered into on September 1, 2007, and the other agreements were all signed on September 24, 2007. The exclusive purchase option agreement and the consigned management agreement were amended as of April 3, 2009. As described by the amendment, the exercise price of the exclusive purchase option shall be $17,000,000, or such greater amount as required by the then applicable Chinese law and regulations. If WFOE elects to purchase the Equity Interests held by Shulin Liu and Huanqin Ding (collectively “the Shareholders”), all of the consideration net tax (the “Consideration of Equity Transfer”) obtained by the Shareholders shall be used to repay Yanglin. If WFOE elects to purchase the assets of Yanglin, Yanglin shall use all of the consideration net tax (the “Consideration of Assets Transfer”) to repay WFOE. To the extent that the Consideration of Equity Transfer or Assets Transfer is greater than $17,000,000 as required by the then applicable law or for any other reasons, the excess shall be paid by Yanglin to WFOE as interest on the loan made under the Loan Agreement dated September 24, 2007 between WFOE and Yanglin.

YANGLIN SOYBEAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
 (UNAUDITED) (Stated in US Dollars)

1.	ORGANIZATION AND PRINCIPAL ACTIVITIES (Continued)

Pursuant to the above-mentioned agreements, WFOE made a loan (the “Loan”) of $17 million on October 10, 2007 and it was utilized by Yanglin for working capital needs. In return for the Loan, the Company obtained management control and an exclusive right to acquire all of the equity of Yanglin. The rights of the existing shareholders of Yanglin were assigned by the consignment of equity interests to Faith Winner (BVI). The exclusive purchase agreement and the loan agreement restrict both Yanglin and its shareholders from making any significant decisions including, but not limited to, any amendments to the articles of association or rules of Yanglin, any change in registered capital, any transfer, mortgage or disposal of Yanglin’s assets or income in a way that would affect WFOE’s security interest, entering any material contract (exceeding RMB5 million in value) and distributing any dividends to the shareholders. Pursuant to the consigned management agreement between WFOE and Yanglin, Yanglin agreed to entrust the business operations of Yanglin and its management to WFOE until WFOE formally acquires all equity or substantially all the assets of Yanglin. Under the consigned management agreement as amended on April 3, 2009, WFOE will provide financial, technical and human resources management services to Yanglin which will enable WFOE to control Yanglin's operations, assets and cash flows. In turn, WFOE will be entitled to a management fee equal to 5% of Yanglin’s annual net sales on a yearly basis.

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
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
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
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
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
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
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
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
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

The accompanying consolidated financial statements are presented in United States dollars. The reporting currency of the Group is the U.S. dollar (“USD”). WFOE and Yanglin use its local currency, Renminbi (“RMB”), as its functional currency. Results of operations and cash flow are translated at average exchange rates during the period, and assets and liabilities are translated at the end of period exchange rates. Translation adjustments resulting from this process are included in accumulated other comprehensive income in stockholders’ equity. Transaction gains and losses that arise from exchange rate fluctuations from transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

The PRC government imposes significant exchange restrictions on fund transfers out of the PRC that are not related to business operations. These restrictions have not had a material impact on the Group because it has not engaged in any significant transactions that are subject to the restrictions.

The exchange rates used to translate amounts in RMB into USD for the purposes of preparing the consolidated financial statements were as follows:

	September 30, 2011	December 31, 2010	September 30, 2010
The closing rate at RMB : USD exchange rate	6.3952	6.6118	6.6981
Average nine-months ended RMB : USD exchange rate	6.4972	-	6.8164
Average three-months ended RMB : USD exchange rate	6.4132		6.7803

The RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions. There is no assurance that the RMB amounts could have been, or could be, converted into USD at the rates used in translation.

 YANGLIN SOYBEAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
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

Cost of sales consists primarily of direct material costs, direct labor costs, and applicable overhead costs attributable to the production of products. Permanent write-down of inventory to the lower of cost or market value is also reflected in the cost of revenues. For the nine and three months ended September 30, 2011 and 2010, there were no write-downs of inventories.

(n)	Advertising

The Group expenses all advertising expenses as incurred. Advertising expenses included in selling expenses were $0 and $211 for the nine months ended September 30, 2011 and 2010, respectively. For the three months ended September 30, 2011 and 2010, there were no advertising expenses.

(o)	Shipping and handling

All shipping and handling costs are expensed as incurred and included in selling expense. Total shipping and handling expenses were $53,628 and $59,375 for the nine months ended September 30, 2011 and 2010, respectively. The shipping and handling costs for the three months ended September 30, 2011 and 2010 were $17,079 and $18,311, respectively.

(p)	Stock-Based Compensation

The Company awards stock options and other equity-based instruments to its employees, directors and consultants (collectively, “share-based payments”). Compensation costs related to such awards is measured based on the fair value of the instrument on the grant date and are recognized on a straight-line basis over the requisite service period, which generally equals the vesting period. All of the Company’s stock-based compensation is based on grants of equity instruments and no liability awards have been granted.

(q)	Pension and Employee Benefits

Full time employees in PRC entities participate in a government mandated multi-employer defined contribution plan pursuant to which certain pension benefits, medical care, unemployment insurance, employee housing fund and other welfare benefits are provided to employees. The PRC labor regulations require the Group to accrue for these benefits based on certain percentages of the employees' salaries. Management believes full time employees who have passed the probation period are entitled to such benefits. The total provisions for employee pension were $142,940 and $115,218 for the nine months ended September 30, 2011 and 2010, respectively. The total provisions for employee pension for the three months ended September 30, 2011, and 2010 were $47,647 and $45,163, respectively.

YANGLIN SOYBEAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
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
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
(UNAUDITED) (Stated in US Dollars)

2.	GENERAL (Continued)

(s)	Statutory reserves

Pursuant to the applicable laws in the PRC, PRC entities are required to make appropriations to three non-distributable reserve funds, namely the statutory surplus reserve, statutory public welfare fund, and discretionary surplus reserve, based on after-tax net earnings as determined in accordance with the PRC GAAP, after offsetting any prior years’ losses. Appropriation to the statutory surplus reserve should be at least 10% of the after-tax net earnings until the reserve is equal to 50% of the Company's registered capital. Appropriation to the statutory public welfare fund is 5% to 10% of the after-tax net earnings. The statutory public welfare fund is established for the purpose of providing employee facilities and other collective benefits to the employees and is non-distributable other than in liquidation. Beginning from January 1, 2006, enterprises have no further requirements to make the appropriation to the statutory public welfare fund. Discretionary surplus reserve is a prescribed percentage approved by the shareholder. The Group does not make appropriations to the discretionary surplus reserve fund.

As provided in WFOE’s and Yanglin’s respective organizational documents, WFOE’s and Yanglin’s net income after taxation can only be distributed as dividends after appropriation has been made for the following:

(i)	Recovering cumulative prior years’ losses, if any;

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

The Company established a statutory surplus reserve as well as a statutory public welfare fund and commenced to appropriate 10% and 5%, respectively, of the PRC net income after taxation to these reserves. The amounts included in the statutory reserves consisted of surplus reserve of $3,752,424 and common welfare fund of $1,876,212 as of September 30, 2011 and December 31, 2010, respectively.

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
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
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

Effective January 1, 2009, the Company adopted the provisions of FASB ASC Topic 815, "Derivatives and Hedging" ("ASC 815") (previously ElTF 07-5, "Determining Whether an instrument (or an Embedded Feature) is Indexed to an Entity's Own Stock"). As a result of adopting ASC 815, the outstanding warrants of the Company previously treated as equity pursuant to the derivative treatment exemption were no longer afforded equity treatment as there was a full-ratchet down-round protection. As a result, the warrants are not considered indexed to the Company's own stock, and as such, all future changes in the fair value of these warrants will be recognized currently in earnings until such time as the warrants are exercised or expire.

As such, effective January 1, 2009, the Company reclassified the fair value of these warrants from equity to liability, as if these warrants were treated as a derivative liability since their issuance in October 2007.

The Company determined the fair values of these securities using a modified lattice valuation model.

YANGLIN SOYBEAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
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
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
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
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
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
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
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

In April 2011, the FASB issued ASU 2011-03, Consideration of Effective Control on Repurchase Agreements, which deals with the accounting for repurchase agreements and other agreements that both entitle and obligate a transferor to repurchase or redeem financial assets before their maturity. ASU 2011-03 changes the rules for determining when these transactions should be accounted for as financings, as opposed to sales. The guidance in ASU 2011-03 is effective for the first interim or annual period beginning on or after December 15, 2011. The guidance should be applied prospectively to transactions or modifications of existing transactions that occur on or after the effective date. Early adoption is not permitted. The adoption of ASU 2011-03 is not expected to have a material impact on the Company’s financial condition or results of operation.

In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (“IFRS”). ASU 2011-04 clarifies some existing concepts, eliminates wording differences between U.S. GAAP and IFRS, and in some limited cases, changes some principles to achieve convergence between U.S. GAAP and IFRS. ASU 2011-04 results in a consistent definition of fair value and common requirements for measurement of and disclosure about fair value between U.S. GAAP and IFRS. ASU 2011-04 also expands the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. ASU 2011-04 will be effective for the Company beginning after December 15, 2011. The Company does not expect the adoption of ASU 2011-04 to have a material effect on its operating results or financial position.

In June 2011, the Financial Accounting Standard Board (“FASB”) issued Accounting Standard Update (“ASU”) 2011-05, Presentation of Comprehensive Income, which requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income, or in two separate but consecutive statements. ASU 2011-05 eliminates the option to present components of other comprehensive income as part of the statement of equity. ASU 2011-05 will be effective for the Company beginning after December 15, 2011. The Company does not expect the adoption of ASU 2011-05 to have a material effect on its operating results or financial position. However, it will impact the presentation of comprehensive income.

YANGLIN SOYBEAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
(UNAUDITED) (Stated in US Dollars)

2.	GENERAL (Continued)

(x)	Recent accounting pronouncements (Continued)

In September 2011, the FASB issued Accounting Standards Update (ASU) No. 2011-08, Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment. ASU 2011-08 is intended to simplify how entities, both public and nonpublic, test goodwill for impairment. ASU 2011-08 permits an entity to first assess qualitative factors to determine whether it is "more likely than not" that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350, Intangibles-Goodwill and Other. The more-likely-than-not threshold is defined as having a likelihood of more than 50%. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s financial statements upon adoption.

YANGLIN SOYBEAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
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

Level 1 Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities. The Company considers active markets as those in which transactions for the assets or liabilities occur in sufficient frequency and volume to provide pricing information on an ongoing basis.


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


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

The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties. As of September 30, 2011, the carrying amounts of financial assets and liabilities, such as cash and cash equivalents, accounts receivable, other receivables, short-term bank loans, accounts payable, and other payables, approximate their fair values because of the short maturity of these instruments and market rates of interest available to the Group.

YANGLIN SOYBEAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
(UNAUDITED) (Stated in US Dollars)

4.	CREDIT RISK AND CUSTOMER AND SUPPLIER CONCENTRATIONS

Financial instruments which potentially expose the Group to concentrations of credit risk, are cash and accounts receivable as of September 30, 2011 and December 31, 2010. The Group performs ongoing evaluations of its cash position and credit evaluations of customers to ensure sound collections and minimize credit losses exposure.

CASH- U.S. ACCOUNTS– (RESTRICTED)

As of September 30, 2011 and December 31, 2010, respectively, the Group’s restricted cash of $247,961 and $247,961 was kept in a bank account in the U.S. Cash accounts at financial institutions in the U.S. may exceed the federal depository insurance coverage limits. In October 2008, the FDIC increased its insurance from $100,000 per depositor to $250,000 for interest-bearing accounts. The coverage increase, which is temporary, extends through December 31, 2013. As of September 30, 2011, All of the cash held in U.S. financial institutions is fully insured.

CASH- PRC ACCOUNTS– (RESTRICTED AND UN-RESTRICTED)

As of September 30, 2011 and December 31, 2010, respectively, the Group’s cash was with banks in the PRC where there are currently no rules or regulations requiring that banks insure bank accounts.

SALES AND VENDOR CONCENTRATIONS

For the three and nine months ended September 30, 2011 and 2010 respectively, all of the Group’s sales were generated within the PRC. In addition, all accounts receivable as of September 30, 2011 and December 31, 2010 were from entities located within the PRC.

For the three and nine months ended September 30, 2011 and 2010 respectively, no customer accounted for 10% or more of the Group’s revenue.

For the three and nine months ended September 30, 2011 and 2010 respectively, no vendor accounted for 10% or more of the Group’s purchases.

YANGLIN SOYBEAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
(UNAUDITED) (Stated in US Dollars)

5.	CASH-RESTRICTED ASSETS

Cash-restricted assets consists of the following at:

	September 30, 2011	December 31, 2010
	(unaudited)
Bank deposits held as collateral for bank loan – PRC	$-	$-
Bank deposits held in trust account – U.S.	247,961	247,961
Balance at the end of period	$247,961	$247,961

Cash-restricted assets are maintained in a trust account in the United States and are held for the purpose of paying investor and public relations costs.

6.	INVENTORIES

Inventories consist of the following:

	September 30, 2011	December 31, 2010
	(unaudited)
Finished goods	$223,156	$2,190,112
Raw materials	750,174	8,356,284
Balance at the end of period	$973,330	$10,546,396

7.	OTHER RECEIVABLES AND PREPAID EXPENSES

Details of other receivables and prepaid expenses consist of the following:

	September 30, 2011	December 31, 2010
	(unaudited)
Advances for materials	$3,315	$3,206
Prepayment for customers’ transportation costs	16,483	48,358
Advances for travel	3,624	420
Prepaid service fee	-	30,249
Other	4,712	10,098
Balance at the end of period	$28,134	$92,331

YANGLIN SOYBEAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
(UNAUDITED) (Stated in US Dollars)

8.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	September 30, 2011	December 31, 2010
	(unaudited)
Building	$9,802,794	$9,481,660
Machinery and equipment	27,509,461	26,596,464
Office equipment	114,070	132,562
Motor vehicles	1,437,072	1,342,699
	38,863,397	37,553,385
Less: accumulated depreciation	(14,790,132)	(12,128,264)
Balance at the end of period	$24,073,265	$25,425,121

As of September 30, 2011, a building with net book value of $1,490,239 was pledged as collateral under certain loan arrangements. These loans were primarily obtained for general working capital.

Temporarily Idle Assets

Included in the above balances of property, plant and equipment are assets deemed as temporarily idle by the management such temporarily idle assets consist of the following:

	September 30, 2011	December 31, 2010
	(unaudited)
Buildings	$943,785	$912,866
Machinery and equipment	4,096,823	3,962,612
	5,040,608	4,875,478
Less: accumulated depreciation	(1,170,729)	(821,319)
Net book value	$3,869,879	$4,054,159

These assets belong to the powdered oil production line. They are temporarily idle because of technical issues in the formula. We are adjusting the formula and techniques used for powdered oil and expect to start formal production within a few months. If the production cannot be started as expected, we will consider disposal of these assets.

Depreciation expense is included in the consolidated statement of operations and comprehensive income as follows (unaudited):

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Cost of sales and inventory	$556,616	$531,730	$1,609,601	$1,234,026
General and administrative expenses	184,822	184,343	659,681	910,570
Total depreciation expenses	$741,438	$716,073	$2,269,282	$2,144,596

YANGLIN SOYBEAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
(UNAUDITED) (Stated in US Dollars)

9.	INTANGIBLE ASSETS

Intangible assets consist of the following:

Amortized intangible assets	January 1, 2011	Accumulated amortization	Foreign currency translation difference	September 30, 2011 (unaudited)
Land use rights	$4,141,045	(684,619)	140,254	$3,596,680
Railway use rights	1,240,207	(560,585)	42,004	721,626
Total amortized intangible assets	$5,381,252	(1,245,204)	182,258	$4,318,306

As of September 30, 2011, land use rights with net book value of $1,299,833 were pledged as collateral for certain loans.

There were no additions or disposals during the nine months ended September 30, 2011.

Amortization expenses are included in the consolidated statement of operations and comprehensive income as follows:

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Selling expenses	$34,819	$32,934	$104,457	$98,279
General and administrative expenses	22,563	21,341	67,688	63,684
Total amortization expense	$57,382	$54,275	$172,145	$161,963

The estimated aggregate amortization expenses for intangible assets for the five succeeding years are as follows:

September 30,
2012	$230,174
2013	230,174
2014	230,174
2015	230,174
2016	230,174
Thereafter	3,167,436
$4,318,306

YANGLIN SOYBEAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
(UNAUDITED) (Stated in US Dollars)

10.	SHORT-TERM BANK LOANS

(A)	Short-term bank loans consist of the following:

	September 30, 2011	December 31, 2010	Collateral
	(unaudited)
Loans from Agricultural Development Bank of China, interest rates at 5.31% per annum, due June 27, 2011	-	7,562,237	-

Loans from Agricultural Development Bank of China, interest rates at 5.31% per annum, due July 18, 2011	-	7,562,237	-

Loans from Agricultural Development Bank of China, interest rates at 5.56% per annum, due September 22, 2011	-	7,562,237	-

Loans from Agricultural Development Bank of China, interest rates at 5.56% per annum, due December 2, 2011	-	907,469	Machinery and equipment owned by Yanglin; buildings and land use rights owned by Mr. Shulin Liu, the Chairman and chief executive officer.

Balance at end of period	$-	$23,594,180

These loans were obtained and used by Yanglin for working capital. Interest expense for the nine months ended September 30, 2011 and 2010 was $786,358 and $563,507, respectively. Interest expense for the three months ended September 30, 2011 and 2010 was $113,007 and $291,634, respectively.

(B)         Credit lines

The Group has a credit line facility with the availability to borrow up to $77.07 million (equivalent to RMB 492.9 million) with Agricultural Development Bank of China (the “Bank”).

YANGLIN SOYBEAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
(UNAUDITED) (Stated in US Dollars)

11.	OTHER PAYABLES

Other payables consist of the following:

	September 30, 2011	December 31, 2010
	(unaudited)
Due for construction	$-	$-
Others	37	36
Balance at the end of period	$37	$36

12.	LONG-TERM BANK LOAN

Long-term bank loans consist of the following:

	September 30, 2011	December 31, 2010	Collateral
	(unaudited)
Loans from Agricultural Development Bank of China, interest rates at 5.76% per annum, due August 26, 2014	$5,472,854	$5,293,566	Building, machinery and equipment and land use rights
Current maturities of long-term debt	(1,250,938)	(1,209,958)
Balance at the end of period	$4,221,916	$4,083,608

These loans were obtained and used by Yanglin for upgrading its products and expanding its storage facilities. Interest expense for the nine months ended September 30, 2011 and 2010 was $314,352 and $24,778, respectively. Interest expense for the three months ended September 30, 2011 and 2010 was $104,784 and $24,778, respectively.

The future principal payments under the bank loans are as follows:

For the twelve months ended September 30,
2012	$1,250,939
2013	1,407,305
2014	1,407,305
2015	1,407,305
Total	5,472,854

YANGLIN SOYBEAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
(UNAUDITED) (Stated in US Dollars)

13.	RELATED PARTIES TRANSACTIONS

(A)	Loans from related parties consist of the following:

	September 30, 2011	December 31, 2010
	(unaudited)
Loans from certain employees, interest rates at 7.722% and 9.405% per annum respectively, with various installments, due October 28, 2016	$247,178	$312,121

Current portion due within one year	(42,519)	(55,231)
	$204,659	$256,890

These loans were obtained and used by Yanglin for working capital. Interest expense for the nine months ended September 30, 2011 and 2010 was $16,566 and $19,391, respectively, and interest paid for the three months ended September 30, 2011 and 2010 was $5,249 and $6,228, respectively.

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

The future principal payments under the bank loans are as follows:

For the twelve months ended September 30,
2012	$42,520
2013	44,396
2014	47,890
2015	51,659
2016	54,544
Thereafter	6,169
Total	$247,178

YANGLIN SOYBEAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
(UNAUDITED) (Stated in US Dollars)

13.	RELATED PARTIES TRANSACTIONS (Continued)

(B)	Heilongjiang Yanglin Group Seed Co. Ltd.

Heilongjiang Yanglin Group Seed Co. Ltd. “Yanglin Seed Co.”, which is wholly owned and managed by Mr. Shulin Liu, the Company’s chief executive officer, is an affiliate of the Company. Yanglin Seed Co. supplies the farmers with “Yanglin” brand soybean seeds which provide higher oil yield. Pursuant to annual supply agreements with the Company, the farmers sell the harvested soybeans to Yanglin. Yanglin Seed Co. extends favorable commercial terms to these farmers, such as competitive price, for them to purchase “Yanglin” soybean seeds. Meanwhile, Yanglin offers cash-upon-delivery payment terms to the farmers for purchases of the harvested soybeans grown from “Yanglin” soybean seeds. These arrangements ensure that we maintain good relations with our suppliers, and enjoy a stable supply of soybeans that meet our high quality standards. There was no related party transaction or commitment between Yanglin Seed Co. and the Group as of September 30, 2011 and for the nine months ended September 30, 2011 and 2010, respectively.

(C)	Stock exchange listing shares contributed by majority shareholder

In connection with the sale of the Series A Convertible Preferred Stock in October 2007, the Company committed to apply to list and have its shares of common stock traded on the Nasdaq Capital Market, the Nasdaq Global Select Market or the Nasdaq Global Market or any successor market thereto (collectively, “Nasdaq”), or the New York Stock Exchange or any successor market thereto (together with Nasdaq, each a “National Stock Exchange”), no later than December 31, 2008. As a result of failing to achieve such listing, the Company’s majority shareholder, Winner State Investments Limited, committed to transfer 1,000,000 shares of common stock in the Company to the purchasers of shares of Series A Convertible Preferred Stock. The Company has accounted for this as a contribution of capital by its majority stockholder and recorded a charge to operations in the amount of $4,480,000 for the year ended December 31, 2008 based on the closing market price of $4.48 per share on December 31, 2008.

YANGLIN SOYBEAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
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
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
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

Each share of Series A Convertible Preferred Shares is convertible into one share of Common Stock, subject to standard adjustment provisions as set forth in the Certificate of Designations for our Series A Convertible Preferred Shares. No conversion was recorded during the nine months ended September 30, 2011 and during the year ended December 31, 2010.

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
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
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

In exchange for the waiver and release of the liquidated damages, the Company entered into an Agreement dated December 31, 2008 (the “Agreement”). Under the terms of the Agreement, the Company agreed to hire and engage, by February 28, 2009, three (3) independent directors as defined by NASDAQ Rule 4200(a)(15) and who are acceptable to the Holders. Further, the Company shall comply with all of the provisions of NASDAQ Rule 4350 by February 28, 2009. If these requirements are not met, the Company shall pay to each Holder five percent (5%) of its initial investment under the Securities Purchase Agreement by and among the Company and the Holders dated October 3, 2007. On February 27, 2009, the Company signed an addendum to the Agreement with the Holders, which extended the deadline for hiring and engaging three (3) independent directors to March 13, 2009. On March 9, 2009, the Company adopted a form of new Bylaws, appointed three (3) independent directors, established three (3) standing committees under the Board of Directors (audit committee, compensation committee and governance and nominating committee), and approved the articles of the three (3) above mentioned standing committees and the Code of Conduct and Ethics, and thus has been compliant with the provisions of NASDAQ Rule 4350. In addition, the Company agreed to effect and announce, no later than June 30, 2009, a change to the Company’s current independent audit firm and engage a new independent audit firm listed as a Top 10 audit firm according to Public Accounting Report’s 2008 Annual Audit Rankings to audit the 2009 financial statements and review the interim financial statements. The Company has engaged UHY LLP, Inc. as its independent audit firm starting with the quarter ended June 30, 2009.

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
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
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

As such, effective January 1, 2009, the Company reclassified the fair value of these warrants from equity to liability, as if these warrants were treated as a derivative liability since their issuance in October 2007. On January 1, 2009, the Company recorded as a cumulative effect adjustment by decreasing additional paid-in capital amounting to $15,003,941 and decreasing beginning retained earnings amounting to $72,047,158 and recording $87,051,099 as a warrant liability to recognize the fair value of such warrants on January 1, 2009. The fair value of the warrants was $7,297,652 and $1,050,000 on September 30, 2011 and December 31, 2010 respectively. The Company recognized $(6,247,652) and $23,782,777 as income from the change in fair value of warrants for the nine months ended September 30, 2011, and 2010, respectively. The Company recognized $(5,953,229) and $11,962,404 as income from the change in fair value of warrants for the three months ended September 30, 2011, and 2010, respectively.

As of September 30, 2011 and December 31, 2010, the Company adopted the lattice valuation method to improve the valuation of the existing warrants with early exercise rights and down ratchet exercise price reset provision. The change is accounted for as change in accounting estimates. As opposed to closed form model like Black Scholes which assumes warrants be exercised on expiry date, the lattice model assumes a low probability of early exercise due to declining stock prices and sample different price paths using Monte Carlo simulation.

The following assumptions provide information regarding the warrants as following:

	September 30, 2011	December 31, 2010
Common stock issuable upon exercise of warrants	15,000,000	15,000,000
Market value of common stock on measurement date (1)	$1.24	$0.30
Adjusted Exercise price	$2.61-$3.30	$2.61-$3.30
Risk free interest rate (2)	0.42%	0.61%
Warrant lives in years	1.01	1.78
Expected volatility (3)	166%	147%
Expected dividend yield (4)	0%	0%
Assumed offering price range per unit over next two years	$0.25-$2.15	$0.25-$2.15
Assumed number of units sold in the offering	500,000-10,000,000	500,000-10,000,000

YANGLIN SOYBEAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
(UNAUDITED) (Stated in US Dollars)

14.	CONVERTIBLE PREFERRED STOCK AND WARRANTS (Continued)

(1)	The market values of common stock are the stock price at the close of trading on the date of September 30, 2011 and December 31, 2010, respectively.

(2)	The risk-free interest rate was determined by management using the 2 year Treasury Bill as of September 30, 2011 and December 31, 2010.

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

After the expiration of the Series J Warrants on April 3, 2009, all of the unissued Series B convertible Preferred Shares were cancelled and reverted to the status of authorized but unissued preferred stock, undesignated as to series and subject to reissuance as shares of preferred stock of any one or more series as permitted by the Articles of Incorporation. There were no issued and outstanding shares of Series B Convertible Preferred Shares as of September 30, 2011 and December 31, 2010.

The following table summarizes warrant activity for the nine months ended September 30, 2011 and the year ended December 31, 2010:

	Warrants	Weighted-average exercise price	Aggregate Intrinsic Value

Outstanding at December 31, 2010	16,500,000	$2.97	$-
Issued	-	-
Exercised	-	-
Expired
Outstanding at September 30, 2011	16,500,000	$2.97	$-

YANGLIN SOYBEAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
(UNAUDITED) (Stated in US Dollars)

14.	CONVERTIBLE PREFERRED STOCK AND WARRANTS (Continued)

The terms of outstanding warrants as of September 30, 2011 are as follows:

	Warrants outstanding			Warrants exercisable
Range of exercise prices	Number outstanding	Weighted average remaining contractual life (years)	Weighted average exercise price	Number exercisable	Weighted average exercise price

$2.58-$3.50	16,500,000	$1.01	$2.97	16,500,000	$2.97

Fair Value on a Recurring Basis

The following table sets forth, by level within the fair value hierarchy, the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2011:

Fair Value Measurements at September 30, 2011
Quoted
Prices
	In Active	Significant		Total
	Markets for	Other	Significant	Carrying
	Identical	Observable	Unobservable	Value as of
	Assets	Inputs	Inputs	September
Description	(Level 1)	(Level 2)	(Level 3)	30, 2011
Derivative warrant instruments	$-	$-	$7,297,652	$7,297,652
Total	$-	$-	$7,297,652	$7,297,652

YANGLIN SOYBEAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
(UNAUDITED) (Stated in US Dollars)

15.	STOCK OPTIONS

At the time the Company appointed Mr. Michael Marks as an independent director, the Company agreed to grant Mr. Marks, as part of his compensation, 20,000 stock options annually. The stock options will be granted at the end of each quarter with the exercise price being the stock price at the last trading day of the quarter. During the three months ended September 30, 2011, the Company granted an aggregate of 5,000 options to an independent director in connection with his service in the third quarter of 2011. The options have exercise price ranges from $0.25-$3.10 per share and are fully vested on the date of grant.

The Company valued the stock options by the Black Scholes model with the following assumptions:

Number of Options Issued	Expected Term	Expected Volatility	Dividend Yield	Risk Free Interest Rate	Grant Date Fair Value
5,000	5	99.65%	0%	0.96%	$4,605

The following is a summary of the option activity:

	Options	Weighted-average exercise price	Aggregate Intrinsic Value
Outstanding at December 31, 2010	35,000	2.19	-
Issued	15,000	0.83	-
Exercised	-	-	-
Expired	-	-	-
Outstanding at September 30, 2011	50,000	$1.78	$-

Following is a summary of the status of options outstanding at September 30, 2011:

	Options outstanding			Options exercisable
Range of exercise prices	Number outstanding	Weighted average remaining contractual life (years)	Weighted average exercise price	Number exercisable	Weighted average exercise price
$0.25-$3.10	50,000	3.75	$1.78	50,000	$1.78

For the nine months ended September 30, 2011 and 2010, the Company recognized $9,293 and $22,489 as compensation expense for the stock options granted to the independent director, respectively. For the three months ended September 30, 2011 and 2010, the Company recognized $4,605 and $3,761 as compensation expense for the stock options granted to the independent director, respectively.

YANGLIN SOYBEAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
(UNAUDITED) (Stated in US Dollars)

16.	EARNINGS PER SHARE

The calculation of the basic and diluted earnings per share attributable to the common stockholders is based on the following data for the three and nine months ended September 30 (unaudited):

	Three months ended September 30		Nine months ended September 30
	2011	2010	2011	2010
Numerator
Earnings:

Earnings (loss) for the purpose of basic earnings per share	$(9,039,565)	$9,485,584	$(14,906,916)	$16,031,156
Effect of dilutive potential common stock	-	-
Earnings (loss) for the purpose of dilutive earnings per share	$(9,039,565)	$9,485,584	$(14,906,916)	$16,031,156

Denominator
Number of shares:

Weighted average number of common stock for the purpose of basic earnings per share	20,465,119	20,465,119	20,465,119	20,465,119
Effect of dilutive potential common stock - conversion of convertible preferred stock	-	9,534,883	-	9,534,883
Effect of dilutive potential common stock - conversion of warrants and stock options	-	-	-	-
Weighted average number of common stock for the purpose of dilutive earnings per share	20,465,119	30,000,002	20,465,119	30,000,002

Because the Company reported a net loss for the nine and three months ended September 30, 2011, common stock equivalents were anti-dilutive; therefore, the amounts reported for basic and diluted loss per share were the same.

YANGLIN SOYBEAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
(UNAUDITED) (Stated in US Dollars)

17.	INCOME TAXES

As of September 30, 2011, the Group had net operating tax losses carried forward of $33,741,103, which includes $1,409,610 and $32,331,493 in the US and PRC, respectively. Those losses carried forward in the US and PRC will expire between years 2013 and 2029. The Group has established a full valuation allowance against its net deferred tax assets due to the Group’s history of pre-tax losses and the resulting likelihood that the deferred tax assets are not realizable.

The Group has not recorded any income tax provision for the three and nine months ended September 30, 2011, since the Group has estimated that its estimated annual effective income tax rate will be zero.

The Group is not aware of any unrecorded tax liabilities which would impact the Group’s financial position or its results of operations as of September 30, 2011 and December 31, 2010.

18.	VARIABLE INTEREST ENTITY

The Company, as a primary beneficiary of Yanglin, consolidates Yanglin, as a Variable Interest Entity (“VIE”), of which we are the primary beneficiary. The liabilities recognized as a result of consolidating a VIE do not represent additional claims on our general assets; rather, they represent claims against the specific assets of the consolidated VIE. Conversely, assets recognized as a result of consolidating a VIE do not represent additional assets that could be used to satisfy claims against our general assets. Reflected in the September 30, 2011 and December 31, 2010 balance sheets are consolidated VIE assets of $51.6 million and $81.6 million, respectively, which are comprised mainly of cash, inventory and property and equipment. VIE liabilities mainly consist of short term bank loans and payables for working capital.

YANGLIN SOYBEAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
(UNAUDITED) (Stated in US Dollars)

19.	PARENT-ONLY FINANCIAL STATEMENTS

As mentioned in note 1 to the consolidated financial statements, as a result of entering into the contractual agreements, WFOE is deemed to control Yanglin as a VIE. These agreements may have restrictions on the ability of Yanglin to transfer funds to the Company through inter-company loans, advances and cash dividends which consist of additional paid in capital, statutory reserves and retained earnings of $39,766,972 and $42,788,182, respectively as at September 30, 2011 and December 31, 2010.

The following tables present unconsolidated financial information of the Company only:

Balance Sheets as following:

	September 30, 2011 (unaudited)	December 31, 2010
Cash – restricted	$247,961	$247,961
Investments in subsidiaries	43,700,836	50,861,016

Total assets	$43,948,797	$51,108,977

Other current liabilities	$328,584	$292,584
Warrant liabilities	7,297,652	1,050,000

Total liabilities	7,626,236	1,342,584

Total shareholders’ equity	36,322,561	49,766,393

Total liabilities and shareholders’ equity	$43,948,797	$51,108,977

Statements of Operations and Other Comprehensive Income for the nine months ended September 30, 2011 and 2010 (unaudited)

	2011	2010
Investment loss - equity method	$(7,019,596)	$(6,282,298)
General and administrative expenses	(45,293)	(229,268)
Loss from operations before income taxes	(7,064,889)	(6,511,566)
Change in fair value of warrants	(6,247,652)	23,782,777
Income before income taxes	(13,312,541)	17,271,211
Income taxes		-
Net income (loss)	$(13,312,541)	$17,271,211

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

We sell our products under the “Yanglin” brand name to various regions of the PRC through our many distribution channels. In the three months ended September 30, 2011, we generated total revenue of approximately $38.7 million with a net loss of $9.0 million, exclusive of a non-cash loss of approximately $6.0 million resulting from the change in fair value of warrants, which was not related to our operations.

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

Current Business Environment and Future Outlook

Usually the price of soybean is determined by market mechanisms; however, government policy may have a significant impact. For example, the PRC government conducted a national strategic purchase twice during the period from late 2008 to 2010 and effectively raised the purchase price of soybeans in the market by offering a price approximately 10% higher than normal market prices to farmers. This and similar actions of the government, including granting various forms of subsidies to farmers, may materially increase our cost of sales.

There are several factors that may adversely impact our future, including:
•	Harvesting of genetically modified soybeans in US and South America may cause an increase in the volume of soybeans imported to the PRC at lower prices.

•	Possible further appreciation of Renminbi (RMB) against USD in the future may also reduce the import price of genetically modified soybeans.

•	The uncertainties in the subsidy and supporting policies of the PRC government regarding the domestic soybean industry.
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

Major Performance Factors

Revenue

We derive most of our revenue from the sales of our main products: soybean oil (IVth grade), salad oil and soybean meal, and a small portion of our revenue is created from sales of other products, including concentrated soybean protein, squeezed oil and low temperature soybean meal. The revenue may be affected by the following factors:

•	Processing capacity of soybean;

•	Pricing of the products; and

•	Market demand.

Processing capacity of soybean. Our current annual processing capacity of soybean is 520,000 metric tons. We processed approximately 341,403 metric tons in 2010, and 62,485 metric tons in the first quarter of 2011 and 87,261 metric tons in the second quarter of 2011 as well as 70,964 metric tons respectively. Based on these figures, it can be estimated that the current production capacity is sufficient for current demand.

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

Availability and price of raw materials, especially soybeans. Raw materials costs account for more than 90% of cost of sales. Soybean is the only major raw material, so its price fluctuation has a material impact on our cost. The price of soybeans may be affected by a series of factors, including the production volume of soybeans on a national and international scale, weather, government policies and soybean transactions on commodity markets. Meanwhile, if there is a shortage in the supply of raw materials, our production facilities will have to operate at less than maximum efficiency. Our processing volume represents a relatively small portion of the total soybean supply of Heilongjiang Province; generally speaking the availability of raw materials is always high. Soybean price has a significant impact on our cost of sales.

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

If exceptional circumstances exist, gross margin may be negatively affected. As mentioned above, a basic requirement for the domestic soybean processors to be entitled to the government subsidy announced in the end of 2010 is the purchase of soybeans from farmers at a government guided, higher than normal market price. The policy in effect made soybean prices increase from the end of 2010. Supported by the trend of increasing future prices of soybean in the global markets, the increased expectation of Chinese farmers on soybean prices helped maintain high price levels. However, prices of soybean products did not increase in line with that of soybeans. As a result, we suffered a gross loss in the first three quarters of 2011.

Over the past few years, particularly in 2009 and 2010, the profitability of our products has been greatly influenced by a combination of the following factors: the large and cheaper imports of genetically-modified (GM) soybeans which offered a low cost alternative to soybean processors and suppressed the prices of soybean products in China’s market. At the same time, the cost of our major raw material, domestic soybeans, was usually higher than that of imported ones. Unfavorable weather conditions, especially excessive rain, caused the production volume of soybean to decrease and its price to increase. The Chinese government conducted a national purchase of soybean and issued other policies to support the price of domestic soybeans at a relatively high level. In the near future, we expect our profitability to be significantly influenced by, in addition to the above-mentioned factors, the following, including but not limited to: the expected increase in soybean output of the United States and South America which may result in additional soybean imports to the PRC; the possible appreciation of the RMB against the USD, which may cause imported soybean to be cheaper; and uncertainties in the policies of the Chinese government.

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

Warrant Liability

Effective January 1, 2009, we adopted the provisions of FASB ASC Topic 815, "Derivatives and Hedging" ("ASC 815") (previously ElTF 07-5, "Determining Whether an Instrument (or an Embedded Feature) is Indexed to an Entity's Own Stock"). As a result of adopting ASC 815, warrants to purchase the Company's common stock previously treated as equity pursuant to the derivative treatment exemption were no longer afforded equity treatment as there was a full-ratchet down-round protection. As a result, the warrants are not considered indexed to the Company's own stock, and as such, all future changes in the fair value of these warrants will be recognized currently in earnings until such time as the warrants are exercised or expire.

Results of Operations

The Three Months Ended September 30, 2011 Compared with the Three Months Ended September 30, 2010

	The three months Ended Sep 30, 2011	The three months Ended Sep 30, 2010
Consolidated Statement of Operations and Comprehensive (Loss) Income	($)	($)

Net Sales	$38,747,753	$37,420,188
Cost of sales	(41,035,346)	(38,977,219)
Gross loss	(2,287,593)	(1,557,031)
Selling expenses	(59,859)	(61,496)
General and administrative expenses	(533,995)	(506,551)
Impairment loss of assets held for sale	-	(220,403)
Loss from operations	(2,881,447)	(2,345,481)
Interest expense	(223,040)	(149,595)
Interest income	16,102	18,256
Other expense	2,049	-
Changes in fair value of warrants	(5,953,229)	11,962,404
Income (loss) from operations before income tax	(9,039,565)	9,485,584
Income tax	-	-
Net income (loss)	(9,039,565)	9,485,584
Foreign currency translation adjustment	637,554	215,605
Comprehensive income (loss)	$(8,402,011)	$9,701,189

Net Sales

	For The Three Months Ended Sep 30,
	2011	2010	Period to Period Change
Item	Amount ($)	Amount ($)	Amount ($)%
Soybean meal	$19,052,370	$19,898,365	$(845,995)	-4.25%
Soybean oil	11,724,976	10,433,779	1,291,197	12.38%
Salad oil	3,112,550	2,349,406	763,144	32.48%
Squeezed oil	391,836	357,674	34,162	9.55%
Soy protein concentrates	992,425	703,084	289,341	41.15%
Low temperature soy meal	3,473,596	3,677,880	(204,284)	-5.55%
Total Net Sales	$38,747,753	$37,420,188	$1,327,565	3.55%

Our net sales for the three months ended September 30, 2011 increased by $1,327,565 or 3.55% compared to the three months ended September 30, 2010. The slight increase in sales revenue was mainly due to an appreciation of approximately 5.41% of the foreign exchange rate of RMB for the three months ended September 30, 2011 compared to the three months ended September 30, 2010.

In the three months ended September 30, 2011, we purchased 64,335 tons of soybean and produced 47,296 tons of soybean meal, 9,078 tons of soybean oil, 2,311 tons of salad oil, 294 tons of squeezed oil, 783 tons of soy protein concentrates, and 6,827 tons of low-temperature soybean meal, as compared to 70,549 tons of soybean purchased, and 55,033 tons of soybean meal, 10,949 tons of soybean oil, 2,384 tons of salad oil, 311 tons of squeezed oil, 605 tons of soy protein concentrates and 6,446 tons of low-temperature soybean meal produced respectively, in the three months ended September 30, 2010. Consequently, in the third quarter of 2011, we sold 48,316 tons of soybean meal, 9,171 tons of soybean oil, 2,333 tons of salad oil, 289 tons of squeezed oil, 817 tons of soy protein concentrates, and 5,640 tons of low-temperature soy meal, representing growth rates of -12.20%, -16.24%, -2.13%, 7.32%, 35.04% and -12.50%, respectively, over the third quarter of 2010, when we sold 55,033 tons of soybean meal, 10,949 tons of soybean oil, 2,384 tons of salad oil, 311 tons of squeezed oil, 605 tons of soy protein concentrates, and 6,446 tons of low-temperature soy meal. Though the average sales prices of the products, namely soybean meal, soybean oil, salad oil, squeezed oil, soy protein concentrates, and low-temperature soy meal, experienced growth rates of 3.15%, 26.90%, 28.04%, 11.80%, -1.13% and 2.10% in the third quarter of 2011 compared to those in the third quarter of 2010, such increases could not fully compensate for the decrease in sales volume. The increase in sales revenue was mainly due to an appreciation of approximately 5.41% of the foreign exchange rate of RMB for the three months ended September 30, 2011 compared to the three months ended September 30, 2010.

Cost of Sales and Gross (Loss) Profit

	For The Three Months Ended Sep 30,				Period to Period Change
				%
	2011	% of Sales	2010	of Sales
	Amount ($)	Revenue	Amount ($)	Revenue	Amount ($)%
Cost of Sales:
Soybean meal	$(20,581,292)	108.02%	$(21,206,098)	106.57%	$624,806	-2.95%
Soybean oil	(12,287,034)	104.79%	(10,632,299)	101.90%	(1,654,735)	15.56%
Salad oil	(3,283,852)	105.50%	(2,461,947)	104.79%	(821,905)	33.38%
Squeezed oil	(424,861)	108.43%	(376,750)	105.33%	(48,111)	12.77%
Soy protein concentrates	(1,022,421)	103.02%	(698,101)	99.29%	(324,320)	46.46%
Low-temp soy meal	(3,435,886)	98.91%	(3,602,023)	97.94%	166,137	-4.61%
Total Cost of Sales	$(41,035,346)	105.90%	$(38,977,219)	104.16%	$(2,058,127)	5.28%
Gross (Loss) Profit:
Soybean meal	$(1,528,922)	-8.02%	$(1,307,733)	-6.57%	$(221,189)	16.91%
Soybean oil	(562,058)	-4.79%	(198,521)	-1.90%	(363,537)	183.12%
Salad oil	(171,302)	-5.50%	(112,541)	-4.79%	(58,760)	52.21%
Squeezed oil	(33,025)	-8.43%	(19,076)	-5.33%	(13,949)	-73.12%
Soy protein concentrates	(29,996)	-3.02%	4,983.00	-0.08%	(34,979)	-7.02%
Low-temp soy meal	37,710	1.09%	75,857.00	-0.34%	(38,147)	-0.50%
Total Gross Profit (Loss)	$(2,287,593)	-5.90%	$(1,557,031)	-4.16%	$(730,562)	-46.92%

Our cost of sales for the three months ended September 30, 2011 increased by $2,058,127 or 5.28% as compared to the three months ended September 30, 2010, while the ratio of cost as a percentage to net sales value increased from 104.16% to 105.90% over the period. The increase in cost of sales was mainly caused by the increase in average purchase price of soybeans. We recorded a gross loss of $2,287,593 in the three months ended September 30, 2011, in comparison to a gross loss of $1,557,031 in the three months ended September 30, 2010. Our gross profit margin decreased from negative 4.16% to negative 5.90% over the same period. The main reasons for the gross loss in the third quarter of 2011 were the impact of the large imports of soybeans, the high price levels of soybeans and the increase in the raw material prices of certain of our soybean products.

Soybean purchase prices remain high due to the increase in the cost of production as well as Chinese inflation expectations of commodity prices. The average purchase price for soybean increased from $471.73 per ton for the three months ended September 30, 2010 to $533.43 per ton for the three months ended September 30, 2011.

During the third quarter of 2011, market prices for our products remained high. The average selling prices were higher than those in the third quarter of 2010 (please refer to the section “Net Sales” above for details). The price increases did not fully compensate for the increase in the soybean purchase price, resulting in a decline in gross margin.

Operating Expenses

	For The Three Months Ended September 30,				Period to Period
	2011	% of Sales	2010	% of Sales	Change
	Amount ($)	Revenue	Amount ($)	Revenue	Amount ($)%
Selling Expenses	$(59,859)	0.15%	$(61,496)	0.16%	$1,637	-2.66%
General & Administrative Expenses	(533,995)	1.38%	(506,551)	1.35%	(27,444)	5.42%
Impairment loss of long-lived assets	$-	-	$(220,403)	0.59%	$220,403	-100.00%
Total Operating Expenses	(593,854)	1.53%	(788,450)	2.11%	194,596	-24.68%

Selling expenses for the three months ended September 30, 2011 decreased by $1,637 or 2.66% as compared to the three months ended September 30, 2010.

General and administrative expenses for the three months ended September 30, 2011 increased by $7,444 or 5.42% as compared to the three months ended September 30, 2010.

As compared to the third quarter of 2010, total operating expenses decreased by $194,596 or 24.68% in the third quarter of 2011, and the percentage of net sales decreased from 2.11% to 1.53%.

Net Income

	For The Three Months Ended September 30,				Period to Period
	2011	% of Sales	2010	%of Sales	Change
	Amount ($)	Revenue	Amount ($)	Revenue	Amount ($)%
Loss from operations	$(2,881,447)	-7.44%	$(2,345,481)	-6.27%	$(535,966)	22.85%
Interest expenses	(223,040)	-0.58%	(149,595)	-0.40%	(73,445)	49.10%
Interest income	16,102	0.04%	18,256	0.05%	(2,154)	-11.80%
Other (expense) income	2,049	0.01%	-	-	2,049	-!
Changes in fair value of warrants	(5,953,229	-15.36%	11,962,404	31.97%	(17,915,633)	-149.77%
Income tax	-	-	-	-
Net income (loss)	$(9,039,565)	-23.33%	$9,485,584	25.35%	$(18,525,149)	-195.30%

Loss from operations was primarily due to the reasons described in the sections titled “Net Sales” and “Cost of Sales and Gross Profit” above. For the third quarter of 2011, we generated a gross loss and a loss after deducting selling and general and administrative expenses. Operating margin increased from negative 6.27% to negative 7.44% from the third quarter of 2010 to the third quarter of 2011.

Interest expenses increased by $73,445 or 49.10% from the three months ended September 30, 2010, as compared to the three months ended September 30, 2011. As a percentage of net sales, interest expense was 0.58% for the third quarter of 2011, as compared to 0.40% for the same period in 2010. The changes were mainly caused by increased bank borrowing which was used to satisfy increased working capital needs. Interest income decreased by 11.80% over the same period.

Effective January 1, 2009, we adopted the provisions of FASB ASC Topic 815, "Derivatives and Hedging" ("ASC 815"). As a result of adopting ASC 815, we recorded non-cash income of $11,962,404 for the third quarter of 2010, and non-cash loss of $5,953,229 for the third quarter of 2011, resulting from the change in fair value of warrants issued to investors in conjunction with the Company’s Series A Convertible Preferred Stock in October 2007. The accounting treatment of the warrants resulted from an anti-dilution provision to the warrant holders.

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

Net income, after including the above mentioned non-cash loss from the change in fair value of warrants, decreased by $18,525,549 or 195.30% from the three months ended September 30, 2010, to the three months ended September 30, 2011. During the same period, net profit margin decreased from a positive 25.35% to a negative 23.33%.

Earnings Per Share

	For The Three Months Ended September 30,
	2011	2010
	Unaudited	Unaudited
Net Income (Loss) for Basic Earnings Per Share	$(9,039,565)	$9,485,584
Basic Weighted Average Number of Shares	20,465,119	20,465,119
Net Income (Loss) per Share – Basic	$(0.44)	$0.46
Net Income (Loss) for Diluted Earnings Per Share	$(9,039,565)	$9,485,584
Diluted Weighted Average Number of Shares	20,465,119	30,000,002
Net Income (Loss) per Share – Diluted	$(0.44)	$0.32

Basic and diluted earnings per share (EPS) for the quarter ended September 30, 2011, were $(0.44) and $(0.44), compared to $0.46 and $0.32 for the same quarter last year.

The Nine Months Ended September 30, 2011 Compared with the Nine Months Ended September 30, 2010

	The nine months	The nine months
Consolidated Statement of Operations and	Ended September 30, 2011	Ended September 30, 2010
Comprehensive (Loss) Income	($)	($)
Net Sales	$117,904,533	$121,444,716
Cost of sales	(123,662,226)	(125,607,377)
Gross profit (loss)	(5,757,693)	(4,162,661)
Selling expenses	(206,096)	(193,411)
General and administrative expenses	(1,678,208)	(2,165,724)
Impairment loss of assets held for sale	-	(572,150)
Loss from operations	(7,641,997)	(7,093,946)
Interest expense	(1,081,906)	(727,072)
Interest income	60,877	69,748
Other (expenses) income	3,762	(351)
Changes in fair value of warrants	(6,247,652)	23,782,777
Income (loss) from operations before income tax	(14,906,916)	16,031,156
Income tax	-	-
Net income (loss)	(14,906,916)	16,031,156
Foreign currency translation adjustment	1,594,375	1,075,030
Comprehensive income (loss)	$(13,312,541)	$17,106,186

Net Sales

	For The Nine Months Ended September 30,
	2011	2010	Period to Period Change
Item	Amount ($)	Amount ($)	Amount ($)%
Soybean meal	$57,773,808	74,245,942	(16,472,134)	-22.19%
Soybean oil	36,948,836	33,989,793	2,959,043	8.71%
Salad oil	7,996,055	6,295,113	1,700,942	27.02%
Squeezed oil	1,136,996	931,845	205,151	22.02%
Soy protein concentrates	2,960,719	1,115,631	1,845,088	165.39%
Low temperature soy meal	11,088,119	4,866,392	6,221,727	127.85%
Total Net Sales	$117,904,533	121,444,716	(3,540,183)	-2.92%

Our net sales for the nine months ended September 30, 2011 decreased by $3,540,183 or 2.92% as compared to the nine months ended September 30, 2010. The slight decrease in sales revenue was mainly the result of the adjustment of operating levels due to the reduced supply of raw materials caused mainly by farmers’ high price expectations.

The decrease in sales revenue was mainly caused by the reduction in production and sales volume of our major products, though the average selling prices of these products rose over the period.

In the nine months ended September 30, 2011, we purchased 205,061 tons of soybean and produced 148,375 tons of soybean meal, 29,456 tons of soybean oil, 6,165 tons of salad oil, 884 tons of squeezed oil, 2,350 tons of soy protein concentrates, and 22,254 tons of low-temperature soybean meal, as compared to 243,561 tons of soybean purchased, and189,072 tons of soybean meal, 35,439 tons of soybean oil, 6,184 tons of salad oil, 787 tons of squeezed oil, 1,045 tons of soy protein concentrates and 10,075 tons of low-temperature soybean meal produced respectively, in the nine months ended September 30, 2010. Consequently, in the nine months ended September 30, 2011, we sold 150,794 tons of soybean meal, 30,064 tons of soybean oil, 6,287 tons of salad oil, 873 tons of squeezed oil, 2,430 tons of soy protein concentrates, and 18,775 tons of low-temperature soy meal, representing growth rates of -21.83%, -15.63%, -1.03%, 9.17%, 151.58% and 120.23%, respectively over the nine months ended September 30, 2010, when we sold 192,893 tons of soybean meal, 35,635 tons of soybean oil, 6,354 tons of salad oil, 800 tons of squeezed oil, 966 tons of soy protein concentrates, and 8,516 tons of low-temperature soy meal. Though the average sales prices of the products, namely soybean meal, soybean oil, salad oil, squeezed oil, soy protein concentrates, and low-temperature soy meal, experienced growth rates of -5.12%, 22.82%, 22.36%, 6.53%, 0.55% and -1.38% in nine months ended September 30, 2011 as compared to the same period in 2010, such increases could not fully compensate for the decrease in sales volume, resulting in a decline in total sales revenue.

Cost of Sales and Gross (Loss) Profit

	For The Nine Months Ended September 30,
	2011	% of Sales	2010	% of Sales	Period to Period Change
	Amount ($)	Revenue	Amount ($)	Revenue	Amount ($)%
Cost of Sales:
Soybean meal	$(61,877,961)	107.10%	$(77,772,014)	104.75%	$15,894,053	-20.44%
Soybean oil	(38,295,933)	103.65%	(34,535,077)	101.60%	(3,760,856)	10.89%
Salad oil	(8,344,342)	104.36%	(6,469,295)	102.77%	(1,875,047)	28.98%
Squeezed oil	(1,207,820)	106.23%	(961,307)	103.16%	(246,513)	25.64%
Soy protein concentrates	(2,953,918)	99.77%	(1,113,903)	99.85%	(1,840,015)	165.19%
Low-temp soy meal	(10,982,252)	99.05%	(4,755,781)	97.73%	(6,226,471)	130.92%
Total Cost of Sales	(123,662,226)	104.88%	(125,607,377)	103.43%	1,945,151	-1.55%
Gross (Loss) Profit:
Soybean meal	$(4,104,153)	-7.10%	$(3,526,071)	-4.75%	$(578,082)	16.39%
Soybean oil	(1,347,097)	-3.65%	(545,284)	-1.60%	(801,813)	147.05%
Salad oil	(348,287)	-4.36%	(174,181)	-2.77%	(174,106)	99.96%
Squeezed oil	(70,824)	-6.23%	(29,462)	-3.16%	(41,362)	-140.39%
Soy protein concentrates	6,801	0.23%	1,727.00	-0.01%	5,074	2.94%
Low-temp soy meal	105,867	0.95%	110,611.00	-0.16%	(4,744)	-0.04%
Total Gross Profit (Loss)	$(5,757,693)	-4.88%	$(4,162,661)	-3.43%	$(1,595,032)	-38.32%

Our cost of sales for the nine months ended September 30, 2011 decreased by $1,945,151 or 1.55% as compared to the nine months ended September 30, 2010, while the ratio of cost as a percentage to net sales value increased from 103.43% to 104.88% over the period. The decrease in cost of sales for the nine months ended September 30, 2011 was mainly caused by the material decrease in processing and sales volume in the nine months ended September 30, 2011 from the nine months ended September 30, 2010. We recorded a gross loss of $5,757,693 in the nine months ended September 30, 2011, in comparison to a gross loss of $4,162,661 in the nine months ended September 30, 2010. Our gross profit margin decreased from negative 3.43% to negative 4.88% over the same period. The main reasons for the gross loss for the nine months ended September 30, 2011 were the impact of the large imports of soybeans and the negative impact of foot-and-mouth disease.

Soybean purchase prices remain high due to the increase in the cost of production as well as Chinese inflation expectations of commodity prices. The average purchase price for soybean increased from $463.46 per ton for the nine months ended September 30, 2010 to $523.12 per ton for the nine months ended September 30, 2011.

During the first nine months of 2011, market prices for our products remained high. The average selling prices were higher than those in the first nine months of 2010 (please refer to the section “Net Sales” above for details). Such increases did not fully compensate for the increase in the soybean purchase price, resulting in a decline in gross margin.

Operating Expenses

	For The Nine Months Ended September 30,
	2011	% of Sales	2010	% of Sales	Period to Period Change
	Amount ($)	Revenue	Amount ($)	Revenue	Amount ($)%
Selling Expenses	$(206,096)	0.17%	$(193,411)	0.16%	$(12,685)	6.56%
General & Administrative Expenses	(1,678,208)	1.42%	(2,165,724)	1.78%	487,516	-22.51%
Impairment loss of long-lived assets	-	-%	(572,150)	0.47%	572,150	-100.00%
Total Operating Expenses	$(1,884,304)	1.60%	$(2,931,285)	2.41%	$1,046,981	-35.72%

Selling expenses for the nine months ended September 30, 2011 increased by $12,685 or 6.56% as compared to the nine months ended September 30, 2010. This increase was mainly due to the increase in market development expenses. As a percentage of net sales, selling expenses remained at 0.17% over the period.

General and administrative expenses for the nine months ended September 30, 2011 decreased by $487,516 or 22.51% as compared to the nine months ended September 30, 2010. This was a result of the combined effect of the material increase in depreciation charges, including those of the temporarily idle assets, and the material savings on professional service fees related to public company affairs. As a percentage of net sales, general and administrative expenses rose from $2,165,724 or 1.78% for the nine months ended September 30, 2010 to $1,678,208 or 1.42% for the nine months ended September 30, 2011.

As compared to the nine months ended September 30, 2010, total operating expenses decreased by $1,046,981 or 35.72% in the nine months ended September 30, 2011, and the percentage of net sales increased from -2.41% to -1.60% over the period.

Net Income

	For The Nine Months Ended September 30,				Period to Period
	2011	% of Sales	2010	%of Sales	Change
	Amount ($)	Revenue	Amount ($)	Revenue	Amount ($)%
Loss from operations	$(7,641,997)	-6.48%	$(7,093,946)	-5.84%	$(548,051)	7.73%
Interest expenses	(1,081,906)	-0.92%	(727,072)	-0.60%	(354,834)	48.80%
Interest income	60,877	0.05%	69,748	0.06%	(8,871)	-12.72%
Other (expense) income	3,762	0.00%	(351)	0.00%	4,113	-1171.79%
Changes in fair value of warrants	(6,247,652)	-5.30%	23,782,777	19.58%	(30,030,429)	-126.27%
Income tax	-	-	-	-	-	-
Net income (loss)	$(14,906,916)	-12.64%	$16,031,156	13.20%	$(30,938,072)	-192.99%

Loss from operations was primarily due to the reasons described in the sections “Net Sales” and “Cost of Sales and Gross Profit” above. For the nine months ended September 30, 2011, we generated a gross loss of $5,757,693 and a loss of $7,641,997after deducting selling and general and administrative expenses. Operating margin decreased from - 5.84% to -6.48%.

Interest expenses increased by $354,834 or 48.80% from the nine months ended September 30, 2010, as compared to the nine months ended September 30, 2011. As a percentage of net sales, interest expense was 0.92% for the nine months ended September 30, 2011, as compared to 0.60% for the same period in 2010. The changes were mainly caused by an interest rate increase related to bank borrowings. Interest income fell by 12.72% over the same period.

Effective January 1, 2009, we adopted the provisions of FASB ASC Topic 815, "Derivatives and Hedging" ("ASC 815"). As a result of adopting ASC 815, we recorded non-cash income of $23,782,777 for the nine months ended September 30, 2010, and negative $6,247,652 for the nine months ended September 30, 2011, resulting from the change in fair value of warrants issued to investors in conjunction with the Company’s Series A Convertible Preferred Stock in October 2007. The accounting treatment of the warrants resulted from an anti-dilution provision to the warrant holders.

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

Net income, after including the abovementioned non-cash income from the change in fair value of warrants, decreased by 192.99% from a net income of $16,031,156 in the nine months ended September 30, 2010, to negative $14,906,916 in the nine months ended September 30, 2011. During the same period, net profit margin decreased from 13.20% to -12.64%.

Earnings Per Share

	For The Nine Months Ended September 30,
	2011	2010
	Unaudited	Unaudited
Net Income (Loss) for Basic Earnings Per Share	$(14,906,916)	$16,031,156
Basic Weighted Average Number of Shares	20,465,119	20,465,119
Net Income (Loss) per Share – Basic	$(0.73)	$0.78
Net Income (Loss)for Diluted Earnings Per Share	$(14,906,916)	$16,031,156
Diluted Weighted Average Number of Shares	30,003,002	30,003,002
Net Income (Loss) per Share – Diluted	$(0.73)	$0.53

Basic and diluted earnings per share (EPS) for the nine months ended September 30, 2011, were $(0.73) and $(0.73), compared to $0.78 and $0.53 for the same period last year.

Liquidity and Capital Resources

Generally, we finance our business with cash flows from operations and short-term bank loans. Working capital is current assets less current liabilities, and our operational cash demand consists mainly of raw materials purchases, salaries, production overhead (auxiliary materials, utilities, etc.) and financing expenses, of which raw materials (soybean) purchases comprise the majority.

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

The Group had a credit line with the ability to borrow up to $77.07 million (equivalent to RMB 492.9 million), with Agricultural Development Bank of China (the “Bank”).

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

Cash Flows for the Nine Months Ended September 30, 2011 Compared with the Nine Months Ended September 30, 2010

Operating Activities

Net Cash provided by operating activities for the nine months ended September 30, 2011 was $12,521,948, while net cash provided by operating activities for the nine months ended September 30, 2010, was $723,548. The difference was primarily due to the reduction in the balance of our inventories by $9,774,367 in the nine months ended September 30, 2011, while in comparison we decreased the balance of our inventories by $7,101,408 in the same period of 2010, and the reduction in the balance of our advances to suppliers by $9,130,658 in the nine months ended September 30, 2011, while in comparison we decreased the balance of our advances to suppliers by $1,216 in the same period of 2010.

Our cash flows are stable, as we sell primarily on a cash basis, with negligible trade receivables. We usually sell our products a few days after they are produced.

Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2011 was $37,514, as compared to $862,103 for the nine months ended September 30, 2010. The net cash used was repayment for construction deposits made by constructors for the non-current assets we purchased or built prior to the nine months ended September 30, 2010.

Financing Activities

Net cash used in financing activities was $24,084,671 for the nine months ended September 30, 2011, compared to net cash used in financing activities of $6,624,536 for the nine months ended September 30, 2010. Net cash used in the nine months ended September 30, 2010 included the repayment of the principals of the long-term loans from related parties, and no new borrowings were made during this period. During the nine months ended September 30, 2011, we made principal payments for short-term bank loans of $24,010,343, and principal payments for loans from related parties amounted to $74,328. During the nine months ended September 30, 2010, we made principal payments using restricted cash of $1,497,107, principal payments for short-term bank loans of $8,068,775, and principal payments for loans from related parties amounted to $52,868.

Loans

We had short-term bank loans of $0 on September 30, 2011, as compared to $23,594,180 on December 31, 2010. We have fully repaid all loans on time.
We had long-term bank loans, including the portion payable within one year, of approximately of $5,472,854 on September 30, 2011, as compared to $5,293,566 on December 31, 2010. These loans were used to upgrade our oil products and expand our storage facility. The loan outstanding as of September 30, 2011 is due on August 26, 2014.

The balance of our long-term bank loan from related parties, including the portion payable within one year, was approximately $247,178 on September 30, 2011, compared to $312,121 on December 31, 2010. The change was caused by repayment of the principal, and we did not borrow any additional funds during the nine months ended September 30, 2011.

Commitments and Contingencies

We have no future cash commitments or contingent liabilities as of September 30, 2011.

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

In April 2011, the FASB issued ASU 2011-03, Consideration of Effective Control on Repurchase Agreements, which deals with the accounting for repurchase agreements and other agreements that both entitle and obligate a transferor to repurchase or redeem financial assets before their maturity. ASU 2011-03 changes the rules for determining when these transactions should be accounted for as financings, as opposed to sales. The guidance in ASU 2011-03 is effective for the first interim or annual period beginning on or after December 15, 2011. The guidance should be applied prospectively to transactions or modifications of existing transactions that occur on or after the effective date. Early adoption is not permitted. The adoption of ASU 2011-03 is not expected to have a material impact on the Company’s financial condition or results of operation.

In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (“IFRS”). ASU 2011-04 clarifies some existing concepts, eliminates wording differences between U.S. GAAP and IFRS, and in some limited cases, changes some principles to achieve convergence between U.S. GAAP and IFRS. ASU 2011-04 results in a consistent definition of fair value and common requirements for measurement of and disclosure about fair value between U.S. GAAP and IFRS. ASU 2011-04 also expands the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. ASU 2011-04 will be effective for the Company beginning after December 15, 2011. The Company does not expect the adoption of ASU 2011-04 to have a material effect on its operating results or financial position.

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

The following tables summarize our contractual obligations as of September 30, 2011, and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt Obligations	$5,540,749	$1,252,479	$2,814,694	$1,467,407	$6,169
Capital Lease Obligations	-	-	-	-	-
Operating Lease Obligations	-	-	-	-	-
Purchase Obligations	-	-	-	-	-

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

ITEM 3—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4—CONTROLS AND PROCEDURES

a. Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act, our management has carried out an evaluation, with the participation and under the supervision of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2011.

Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating and implementing possible controls and procedures. Management conducted its evaluation of disclosure controls and procedures under the supervision of our chief executive officer and our chief financial officer. Based upon, and as of the date of this evaluation, our chief executive officer and chief financial officer concluded that, as of September 30, 2011, our disclosure controls and procedures were not effective due to the material weaknesses and significant deficiencies in our internal control over financial reporting described below.

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

Our management is also required to assess and report on the effectiveness of our internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”). Management assessed the effectiveness of our internal control over financial reporting as of June 30, 2011. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework. Based on our evaluation, our principal executive officer and principal financial officer have concluded that as of September 30, 2011, our internal control over financial reporting was not effective due to the identification of the following material weaknesses:

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

Remediation Initiative and Progress

We have engaged an accounting consulting firm to help with the preparation of our consolidated financial statements and deliver training to our own accounting staff on the selection and application of US GAAP and related SEC disclosure requirements. In addition, we have engaged a consulting firm to draft an accounting manual based on US GAAP. The accounting manual was finalized and was approved by management and the audit committee.

b. Changes in Internal Controls over Financial Reporting

During the quarter ended September 30, 2011, there was no other change in our internal controls over financial reporting, except as described above, that has materially affected, or that is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. (REMOVED AND RESERVED)

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data Files

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Yanglin Soybean, Inc.

Date: November 18, 2011	By:	/s/ Shulin Liu
Shulin Liu
Chief Executive Officer
(Principal Executive Officer)

Yanglin Soybean, Inc.

Date: November 18, 2011	By:	/s/ Molan Shangguan
Molan Shangguan
Chief Financial Officer
(Principal Financial and Accounting Officer)