Form 10-K
period 2011-12-31
Yanglin Soybean, Inc.
filed 2012-03-30
CIK 1368745

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act):

Yes ☐ No ☑

As of March 28, 2012, there are 20,865,119 shares of common stock, par value $0.001 per share, outstanding.

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

Major Oilseeds: World Supply and Distribution (Commodity View)

Million Metric Tons

	2007/08	2008/09	2009/10	2010/11	Jan 2011/12	Feb 2011/12
Production
Oilseed, Copra	5.72	5.88	5.88	5.89	5.84	5.84
Oilseed, Cottonseed	45.72	41.15	39.07	43.54	46.42	46.58
Oilseed, Palm Kernel	11.03	11.74	12.22	12.64	13.35	13.35
Oilseed, Peanut	32.59	34.75	33.36	35.39	35.53	35.53
Oilseed, Rapeseed	48.5	57.81	60.96	60.4	60.28	60.83
Oilseed, Soybean	220.47	211.96	260.85	264.18	257	251.47
Oilseed, Sunflower seed	27.2	33.25	31.63	32.7	38.94	38.89

Total	391.22	396.54	443.96	454.74	457.35	452.48

Imports
Oilseed, Copra	0.11	0.11	0.1	0.13	0.13	0.13
Oilseed, Cottonseed	0.76	0.53	0.57	0.86	0.87	0.87
Oilseed, Palm Kernel	0.14	0.07	0.04	0.04	0.04	0.04
Oilseed, Peanut	2.03	1.88	1.95	1.96	1.97	1.97
Oilseed, Rapeseed	7.55	12.13	10.74	10.03	10.76	11.3
Oilseed, Soybean	78.32	77.4	86.83	88.83	92.96	90.76
Oilseed, Sunflower seed	1.25	1.85	1.48	1.59	2.07	2.42

Total	90.16	93.96	101.69	103.44	108.81	107.49

Exports
Oilseed, Copra	0.13	0.13	0.12	0.12	0.11	0.11
Oilseed, Cottonseed	0.81	0.56	0.59	0.98	1	0.94
Oilseed, Palm Kernel	0.04	0.02	0.02	0.02	0.02	0.02
Oilseed, Peanut	2.44	2.42	2.39	2.28	2.57	2.57
Oilseed, Rapeseed	8.15	12.05	10.79	10.83	11.09	11.54
Oilseed, Soybean	78.77	76.85	92.55	91.97	95.81	92.79
Oilseed, Sunflower seed	1.48	2.14	1.57	1.67	2.52	2.52

Total	91.83	94.16	108.02	107.86	113.12	110.49

Crush
Oilseed, Copra	5.66	5.64	5.81	5.95	5.86	5.86
Oilseed, Cottonseed	34.27	31.74	30.5	32.75	35.15	35.2
Oilseed, Palm Kernel	10.97	11.52	12.29	12.5	13.15	13.15
Oilseed, Peanut	15.1	15.62	14.59	16.01	16.09	16.09
Oilseed, Rapeseed	46.64	52.09	56.55	58.86	57.83	59.11
Oilseed, Soybean	202.85	193.33	209.5	221.09	228.57	227.42
Oilseed, Sunflower seed	24.45	28.97	29.19	29.38	33.44	33.61

Total	339.94	338.91	358.44	376.53	390.09	390.44

Ending Stocks
Oilseed, Copra	0.11	0.29	0.31	0.24	0.22	0.22
Oilseed, Cottonseed	1.21	0.82	0.68	1.14	1.05	1.15
Oilseed, Palm Kernel	0.19	0.36	0.19	0.23	0.33	0.33
Oilseed, Peanut	1.1	1.52	1.29	1.09	1.01	1
Oilseed, Rapeseed	3.55	6.58	7.98	6.26	5.79	5.14
Oilseed, Soybean	51.61	42.72	59.6	68.9	63.43	60.28
Oilseed, Sunflower seed	2.98	3.23	1.93	1.74	2.98	3.06

Total	60.75	55.51	71.97	79.6	74.8	71.18

Totals may not add due to rounding

Source: USDA Foreign Agricultural Service

It can be seen from the above chart that the volumes of soybean import, and export has seen a trend of sustained growth from 2007/2008 to 2009/2010. In 2010/2011, global soybean production was projected at 264.18 million tons, up 3.33million tons from 2009/10. The global soybean industry has been growing steadily. We believe that the soybean industry in the PRC has significant potential for further growth and Yanglin is well positioned to take advantage of such growth.

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

Current Products

Our current products include the following:

Product	Use	Major Customers	2011 Sales Volume (tons)
Soybean Oil	Cooking	Guo Zhansheng; Hu Zhizhong	33,759
Salad Oil	Cooking	Chi Feng; Wang Chunyu	7,873
Soybean Meal	Animal Feed	Cui Yan; Cao Zhengang	173,716
Squeezed Oil	Cooking	Rong Xianwen; Zhang Hongwen	1,119
Concentrated Soy Protein	Food additive	Zuo Shengqiang; Huang Zujian	3,104
Low-temperature soy meal	Raw material for processing into food additive and others	Xiao Zhenrong; Sun Xiuwen	23,059

We sell our products under the “Yanglin” brand name to various geographic regions of the PRC through our various distribution channels (see “Sales and Marketing” below) and directly to our customers primarily within the PRC market. In the fiscal year ending 2011, we processed approximately 258,697 tons of soybeans and generated total revenues of approximately $139.03 million with a net operating loss of $12.9 million. A breakdown of our 2011 sales amount demonstrates that soybean meal accounted for about 48.67% of sales, soybean oil 30.23%, salad oil 7.35%, concentrated soy protein 2.75%, squeezed oil 1.07%, and low-temperature soy meal 9.92%.

Our Major Suppliers of Soybeans

Maintaining a stable supply of raw materials (soybeans) is one of the key components for our success. We purchase all of our soybean supplies from various farmers in the Heilongjiang province. We have established and maintained good relationships with these farmers.

The following is a list of our top ten major suppliers of soybeans for the year ended December 31, 2011:

Supplier	Amount Purchased (in US$)	% of Total Purchases (%)
Bian Chaofen	2,927,408	2.22%
Dong Lihua	2,818,743	2.14%
Chen Guoqing	2,726,189	2.07%
Zhang Zhongbao	2,627,385	2.00%
Liu Jiali	2,504,510	1.90%
Chen Li	1,769,908	1.34%
Bian Chaoli	1,474,006	1.12%
Chen Li	1,291,642	0.98%
Fu Liying	1,039,618	0.79%
Zhu Zhenhai	1,000,040	0.76%

Note: the amounts are converted from RMB value using the yearly average rate of 2011, 1USD = 6.4640RMB.

Our top ten suppliers together made up an aggregate of 15.32% of our total supply of soybeans, but our biggest supplier only supplied about 2.22%. We believe this diversification of supply is beneficial to us as it increases our purchasing power and prevents us from being over-reliant on any single supplier.

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

Major Customers

Our customers are primarily distributors of soybean oil and soybean meal, with some being soybean food processors and animal feed manufacturers. The following is a list of our top ten major customers for fiscal year 2011. All of our major customers are located in the PRC.

Customers	Type of Product	Fiscal 2011 Sales (USD)	% of Total Sales (%)
Zuo Shengqiang	Soybean Meal	2,993,044	2.15%
Hu Zhizhong	Soybean Meal	2,818,738	2.03%
Sun Xiuying	Soybean Meal	2,395,776	1.72%
Gu Changchun	Soybean Meal	2,371,919	1.71%
Ma Wenbin	Soybean Meal &Soybean Oil	2,318,585	1.67%
Zhou Xiaoguang	Soybean Meal &Soybean Oil	2,239,988	1.61%
Guo Zhansheng	Soybean Meal	2,155,898	1.55%
Lv Changfu	Soybean Meal &Soybean Oil & Concentrated Soy Protein	2,085,665	1.50%
Jia Weidong	Soybean Oil & Salad Oil	1,991,936	1.43%
Tian Zhuang	Soybean Meal & Soybean Oil	1,973,989	1.42%

Note: the amounts are converted from RMB value using the yearly average rate of 2011, 1USD = 6.4640 RMB

Our sales are widely diversified among our customers. Our largest customer accounts for only 2.15% of our total sales in 2011 while our top ten customers accounted for about 16.79% of our net sales in 2011. As such, we are not dependent on any single customer and have accordingly maintained our bargaining power in relation to our customers. Holding such a diversified customer base, we have mitigated the commercial risk and associated impact of the loss of sales from any single customer. As we begin to expand our product offering to include value-added soybean products, our customer base will change to include more industrial users and some retail consumers.

Sales of Products by Type and Locations

The following table shows the breakdown of sales volume of main products by customer type for the year 2011.

	Salad Oil		Grade IV Soybean Oil		Soybean Meal		Low Temperature Soybean Meal		Squeezed Oil		Concentrated Soy Protein
Type	Volume (Tons)%		Volume (Tons)%		Volume (Tons)%		Volume (Tons)%		Volume (Tons)%		Volume (Tons)%
Distributor	7,715	98	32,746	97	166,767	96	22,366	97	1,119	100	3,104	100
Animal Feed Manufacturer	157	2	1,013	3	6,949	4	692	3	-	-	-	-
Total	7,872	100	33,759	100	173,716	100	23,058	100	1,119	100	3,104	100

Our sales are primarily made to customers within the PRC, although some of our products may be exported by distributors to countries such as Japan, Korea, and Russia. The geographical distribution of the sales volume and revenue of our main products in the PRC for the year 2011 is shown below.

	Salad Oil		Grade IV Soybean Oil		Soybean Meal		Low Temperature Soybean Meal		Squeezed Oil		Concentrated Soy Protein
Province	Volume (Tons)	Revenue (USD)	Volume (Tons)	Revenue (USD)	Volume (Tons)	Revenue (USD)	Volume (Tons)	Revenue (USD)	Volume (Tons)	Revenue (USD)	Volume (Tons)	Revenue (USD)
Heilongjiang	5,510	7,157,416	16,879	21,012,183	45,166	17,592,508	16,142	9,657,618	784	1,043,486	187	230,743
Jilin	1,574	2,044,605	13,503	16,809,497	34,743	13,532,669					124	153,006
Liaoning	788	1,023,601	3,377	4,203,930	48,640	18,945,658
Inner Mongolia					8,685	3,382,875
Beijing					6,948	2,706,300			335	445,878
Tianjin					5,211	2,029,725
Shandong					1,737	676,575	4,611	2,758,721			1,241	1,531,293
Shanxi					1,737	676,575	2305	1,379,061
Henan					3,474	1,353,150
Sha’anxi					3,474	1,353,150
Gansu					1,737	676,575
Guangxi					1,737	676,575
Sichuan					3,479	1,355,098
Zhejiang											1,552	1,915,042
Hebei					6,948	2,706,300

Note: the amounts are converted from RMB value using the yearly average rate of 2011, 1USD = 6.4640RMB.

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

Pricing and Terms

Prices of our products are determined based on the daily spot market price, which is determined by the average of ex-works prices of local producers and the quotation on commodities exchanges. Usually our customers are required to pay full retail price in cash in advance of delivery of their ordered products. Credit terms will only be granted to long-term customers, usually large distributors. Long-term customers constitute almost 90% of our customers in total, and we offer certain favorable treatments, if permitted, including priority in fulfilling orders, guarantee of railway delivery capacity. The market condition is becoming increasingly competitive. However, our accounts receivable have risen to a balance of $2,883,097 as of December 31, 2011..

The current prices for our products, as of December 31, 2011 and December 31, 2010 are (including value-added tax “VAT”):

Products	Price (USD/ton)
	2011	2010
Soybean oil (Grade IV)	$1,519	$1,160
Salad oil	$1,585	$1,217
Soybean meal	$477	$404
Low temperature soybean meal	$708	$622
Squeezed soybean oil	$1,621	$1,295
Concentrated soybean protein	$1,505	$1,251

Note: the amounts are converted from RMB value using [1USD = 6.3585RMB of the year end rate of 2011, and 1USD=6.6118 RMB of year end of 2010]

The price of soybean meal was $477 per ton at the end of 2011, an increase of $73 per ton from $404 for the year ended December 31 2010. For the past few years, the price of soybean meal has been in the higher range, up to $680 per ton. The prices of our products are determined by taking into account the costs of labor as well as the seasonality of demand in the soybean market. Traditionally, the prices of our raw materials are  lowest during the soybean harvest period between October and December, as the supply is most abundant then. Our prices then usually peak from January to February due to the large demand during the Chinese New Year and Spring Festival holidays.

Intellectual Property

Yanglin has registered the following trademarks in the PRC, which are currently used for all of our products:

Trademark	Country of Registration	Class	Registration Number	Date of Registration	Validity Period
“Yanglin”logo	PRC	29	1587278	June 14, 2001	From June 14, 2001 to June 13, 2011
“Yanglin”logo	PRC	31	1586742	June 14, 2001	From June 14, 2001 to June 13, 2011

Class 29 is for meat, fish, poultry and game; meat extracts, preserved, dried and cooked fruits and vegetables; jellies, jams, fruit sauces; eggs, milk and milk products; edible oils and fats. Class 31 is for agricultural, horticultural and forestry products and grains not included in other classes; live animals, fresh fruits and vegetables; seeds, natural plants and flowers; foodstuffs for animals, malt. We are currently in process of renewing both trademarks.

Employees

As of December 31, 2011, we had [472] employees; most of whom are involved in production and operations.

The functional breakdown of our full-time employees as of December 31, 2011 and 2010 was:

	FY2011	FY2010
Production and operations	291	330
Sales	10	10
Management	171	132
Total number of employees	472	472

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

We have a system of periodic performance reviews that are conducted annually.

Insurance

We have the following major insurance policies with China Pacific People’s Insurance (Group) Co. Ltd.:

Contract No.	Term	Coverage ($)	Premium ($)	Insured
PQBB201123050600000004 PQBB201123050600000001 PQBB201123050600000003	November 16, 2011 to November 15, 2012	13,729,320	24,844	Building and Machinery Equipment

Note: the amounts in the column Coverage are converted from RMB value using the yearly average rate of 2011, 1USD = 6.4640RMB.

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

As a commodity, soybeans are subject to the price fluctuation of the commodity market in the PRC and indirectly to the international commodity market. For example, the soybean price went up from RMB 2.16 per 500 grams at the beginning of 2008 to RMB2.75 per 500 grams at the beginning of March 2008, then to RMB2.70 per 500 grams in early July 2008 and went down to RMB1.65 per 500 grams at the end of 2008, due to both the shortage in soybean supply caused by a severe drought in 2007 and farmers’ cutting growing areas of soybeans brought by the continuously low price level by the end of 2006.  In 2009, the soybean price fluctuated from RMB1.67 per 500 grams at the beginning of the year, to RMB1.87 per 500 grams at the end of the year. In 2010 and 2011, the highest soybean price was RMB1.68 and RMB1.97 per 500 grams respectively. If the soybean price increases significantly, we may have a problem caused by increased demand on working capital to satisfy the raw materials needs of our operations.

Our full capacity may be reached soon. Our growth may be impacted if we are not able to expand our capacity in the near future.

The designed capacity of our facilities is 520,000 tons per year and the maximum utilization rate for our industry is approximately 90%. We processed 341,403 tons of soybean in 2010 and we processed about 258,697 tons in 2011. There is no urgent need for new capacity immediately, however, as the market becomes favorable in the near future, we believe that we may need additional capacity to grow our business. If we are not able to build or acquire new facilities in near future, the growth of our business maybe adversely affected.

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

Our customers are mainly comprised of approximately 40 distributors of soybean oil and other soybean products, as well as soybean food product and animal feed manufacturers. Although our sales are widely diversified among our customers and our largest customer accounts for only 2.15% of our total sales, our top ten customers accounted for about 16.79% of our net sales in the year 2011. Dependence on a few customers could make it difficult to negotiate attractive prices for our products and could expose us to the risk of substantial losses if a single dominant customer ceases to purchase our products. If we lose any customers and are unable to replace them with other customers that would purchase a similar amount of our products, our revenues and net income would decline significantly.

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

Our future success depends substantially on the continued services of our executive officers, especially Mr. Shulin Liu, our chairman and chief executive officer, Mr. Zongtai Guo, our chief operating officer, and Mr. Yang Nan, our chief financial officer. If one or more of our key executive officers are unable or unwilling to continue in their present positions, we may not be able to replace them readily, if at all. Therefore, our business may be severely disrupted, and we may incur additional expenses and take additional time to recruit and retain new officers.

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

Though usually the prices of our raw materials, especially soybeans, are determined by market mechanism, the PRC government may exercise significant influence over the prices through its policies. For example, from late 2008 to June 2009, the PRC government launched a national strategic reserve purchase of soybeans at a price that was over 10% higher than normal market price, to support Chinese soybean farmers and protect their interests, which were negatively affected by large imports of soybeans at a cheaper price. This measure effectively raised the market price and our costs of sales subsequently, and was a major reason for our material operational loss in 2010 and 2011. The PRC government may implement such or similar policies in the future, and as a result, our profitability could be adversely affected.

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

The following tables indicate the land area and annual production capacity of our production facilities:

Production
Facility	Area	Capacity
Factory No. 1	27,000 m2	100,000
Factory No. 2	43,572 m2	120,000
Factory No. 3	45,596 m2	300,000

Annual			Annual
Production	Actual		Production	Actual
Capacity for	Output for		Capacity for	Output for
2011	2011	Utilization	2010	2010	Utilization
(Tons)	(Tons)	Rate for 2011	(Tons)	(Tons)	Rate for 2010
520,000	258,697	50%	520,000	341,403	66%

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

Item 4. Mine Safety Disclosure

Not Applicable

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

	HIGH	LOW
2012
First Quarter *	$0.64	$0.05
2011
Fourth Quarter	$1.24	$0.22
Third Quarter	$1.40	$0.25
Second Quarter	$0.95	$0.25
First Quarter	$1.00	$0.30

2010
Fourth Quarter	$1.00	$0.26
Third Quarter	$2.40	$1.01
Second Quarter	$2.65	$2.00
First Quarter	$3.00	$2.69

2009
Fourth Quarter	$3.25	$1.50
Third Quarter	$3.50	$2.75
Second Quarter	$4.90	$3.00
First Quarter	$5.00	$3.00

*Through March 28, 2012.

Shareholders

As of March 28, 2012, we have 20,865,119 shares of Common Stock issued and outstanding held by 305 holders of record (not including beneficial owners who hold shares at broker/dealers in “street name”) and 9,134,883 shares of Series A Preferred Stock issued and outstanding held by approximately 8 shareholders. We have authorized and issued 9,999,999 Series A Preferred Stock and authorized 10,000,000 Series B Preferred Stock, but have not issued any Series B Preferred Stock.

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

Current Business Environment and 2012 Outlook

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

However, there are some factors that may impose unfavorable effects on our future operations, including:

●	The expected good harvest of genetically modified soybeans in US and South America in 2012, which may cause even larger import volume to the PRC, at lower prices.
●	Possible further appreciation of Renminbi against USD in the future, which may also reduce the import price of genetically modified soybeans.
●	The uncertainties in the subsidy and supporting policies of the PRC government regarding the domestic soybean industry.

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

Major Performance Factors

Revenue

We derive most of our revenue from the sales of 3 main products: soybean oil (4th grade), salad oil and soybean meal, and a small portion of our revenue is created by the sales of other products, including concentrated soybean protein, squeezed oil and low temperature soybean meal. The revenue may be affected by the following factors:

—	Processing capacity of soybean;
—	Pricing of the products; and
—	Market demand.

Processing capacity of soybean. Our current annual processing capacity for soybean is 520,000 metric tons. We processed approximately 258,697 metric tons in 2011. Production capacity is sufficient for current demand.

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

Cost of sales is determined primarily by the following factors, either directly or indirectly:

—	Availability and price of raw materials, especially soybeans;
—	Operating efficiency of production facilities; and
—	Government policy or direct purchase.

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

Government policy or direct purchase. Usually the price of soybean is determined by market mechanisms; however, government policy may have a significant impact. For example, the PRC government has been conducting a national strategic purchase every year since 2008 to 2011 and has effectively raised the purchase price of soybeans in the market by offering a price approximately 10% higher than normal market prices, to farmers. Such similar actions of the government, and granting various forms of subsidies to farmers, may materially increase our cost of sales.

Gross (Loss) Profit

Gross (loss) profit is the result of the combined effects of the following factors: (a) the selling price of our products, (b) the sales volume and the individual profit margin of each product, and (c) the cost of sales. As we are a middle stream processor, and the profit margin of middle stream processing is usually relatively stable, under normal circumstances our gross profit margin has ranged from 7% to 9%, based on previous experience through 2008. However, if exceptional circumstances exist, gross margin may be seriously affected. Due to extremely unfavorable environmental factors, such as the national purchase of soybean by the PRC government at higher than market price, and the low cost imports of soybean at large volumes, we suffered a gross loss in the year ended December 31, 2011 (please refer to the discussion on results of operations below for details).

Operating Expenses

Operating expenses consist of selling expenses and general & administrative expenses. Generally speaking, operating expenses occupy only a small portion of total costs and expenses

Selling expenses generally include business development expenses, sales meeting expenses, loading and handling, advertising, sales-related staff salaries and welfare expenses, and travel expenses. They are usually relative to sales volume.

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

Although we are subject to United States taxation, we do not anticipate incurring significant United States income tax liability for the foreseeable future because:

—	We do not conduct any material business or maintain any branch office in the United States;

—	The earnings generated from our non-U.S. operating companies are generally eligible for a deferral from United States taxation until such earnings are repatriated to the United States; and

—	We believe that we will not generate a significant amount of income inclusions under the income imputation rules applicable to a United States company that owns "controlled foreign corporations" for United States federal income tax purposes.

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

The Group is in a taxable loss position for 2011.  Therefore, even if Yanglin does not obtain tax exemption benefits, the group has no income tax expense for 2011.

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

Results of Operations

Year Ended December 31, 2011 Compared with Year Ended December 31, 2010

Our results of operations give effect to the restatement of previously issued consolidated financial statements as previously disclosed.

The following table shows the operating results for the years ended December 31, 2011 and December 31, 2010.

	The year ended	The year ended
	December 31,	December 31,
	2011	2010
Consolidated Statement of Operations	($)	($)
	(audited)	(audited)
Sales revenue, net	139,029,816	165,843,118
Cost of sales	(145,645,071)	(170,851,407)
Gross (loss) profit	(6,615,255)	(4,738,289)
Selling expenses	(256,921)	(262,016)
General and administrative expenses	(2,337,813)	(2,861,831)
Impairment loss of long-lived assets	(3,722,632)	(575,327)
(Loss) on disposal of property, plant and equipment	-	-
(Loss) income from operations	(12,932,621)	(8,437, 463 )
Interest expense	(1,315,331)	(982,519)
Interest income	80,460	88,780
Stock exchange listing expense	-	-
Change in fair value of warrants	(800,000)	26,523,698
Other income, net	3,781	616
Income before income taxes	(14,963,711)	17,193,112
Income tax	-	-
Net income	(14,963,711)	17,193,112
Foreign currency translation adjustment	1,785,197	1,753,847
Comprehensive income	(13,178,514)	18,946,959

Net Sales

	For The Year Ended December 31,		Period to Period Change
Item	2011($)	2010($)	($)%
Soybean meal	67,663,733	97,291,784	(29,628,051)	-30.45%
Soybean oil	42,025,611	47,049,631	-5,024,020	-10.68%
Salad Oil	10,225,622	8,917,306	1,308,316	14.67%
Squeezed oil	1,489,364	1,312,731	176,633	13.46%
Soy protein concentrates	3,830,085	2,248,130	1,581,955	70.37%
Low-temp soy meal	13,795,401	9,023,536	4,771,865	52.88%
Total Net Sales	139,029,816	165,843,118	(26,813,302)	-16.17%

Net sales were $139,029,816 for the year ended December 31, 2011, a decrease of $26,813,302 or 16.17% from $165,843,118 for the year ended December 31, 2010. This is mainly caused by the sharply drop of the revenue of soybean meal over the period at rate of 30.45%, resulting from large scale of imports of Genetically-Modified (“GM”) soybeans from the America and South America with the lower price. Nevertheless, the soy protein concentrates and low-temp soy meal increased at rates of 70.37% and 52.88%. This was mainly due to the our focus on developing the markets for deep-processed products.

In 2011, following the adverse impact of global economic crisis, the index of commodity selling prices suffered a rise for most of the categories of commodities, including food. According to data provided by the PRC State Statistics Agency, from January 2010 to December 2010, the index of retail prices of food, as compared to the same month a year before, was well over 100, the lowest being 108.7 in November 2011 and averagely over 110 the rest of the year. However, this trend had no positive effect on the selling prices of our products in which the average selling price of soybean meal continued at the same level in 2011, and 173,716 tons of soybean meal were sold (approximately 72% of our total output), resulting in negative growth rates of -30.45%. The average selling price of soybean oil and salad oil increased by 19% in 2011.

The PRC has long been importing large volumes of GM soybeans from US and South America, and such imports reached new peaks from the end of 2010 through 2011. The Chinese Ministry of Commerce disclosed that the aggregate import volume have reached over 50 million tons in 2010, an increase of 17.6% over that of 2009. During the year of 2011 the imported beans were usually sold at prices lower than that of domestically produced soybeans, representing a low cost alternative for domestic processors which previously used domestic beans as raw materials. Importation of GM soybeans significantly influenced price levels in the PRC’s domestic market for soybean products.

Cost of Sales and Gross Loss

	For The Year Ended December 31,				Period to Period
	2011	% of Sales	2010	%of Sales	Change
	($)	Revenue	($)	Revenue	($)%
Soybean meal	(72,317,386)	106.88%	(101,732,283)	104.56%	29,414,897	-28.91%
Soybean oil	(43,557,981)	103.65%	(47,354,676)	100.65%	3,796,695	-8.02%
Salad Oil	(10,682,421)	104.47%	(9,064,719)	101.65%	(1,617,702)	17.85%
Squeezed oil	(1,585,991)	106.49%	(1,353,716)	103.12%	(232,275)	17.16%
Soy protein concentrates	(3,817,031)	99.66%	(2,231,248)	99.25%	(1,585,783)	71.07%
Low-temp soy meal	(13,684,261)	99.19%	(8,844,765)	98.02%	(4,839,496)	54.72%
Cost of Sales	(145,645,071)	104.77%	(170,581,407)	102.9%	24,936,336	-14.62%

Soybean meal	(4,653,653)	-6.90%	(4,440,499)	-4.56%	(213,154)	4.80%
Soybean oil	(1,532,370)	-3.65%	(305,045)	-0.65%	(1,227,325)	402.34%
Salad Oil	(456,799)	-4.47%	(147,413)	-1.65%	(309,386)	209.88%
Squeezed oil	(96,627)	-6.49%	(40,895)	-3.12%	(55,732)	-136.28%
Soy protein concentrates	13,054	0.34%	16,882	0.75%	(3,828)	-22.7%
Low-temp soy meal	111,140	0.81%	178,771	1.98%	(67,631)	-37.8%
Gross Loss	(6,615,255)	-4.76%	(4,738,289)	-2.9%	(1,876,966)	-39.61%

Our cost of sales for the year ended December 31, 2011 decreased by $24,936,336 or 14.62% as compared to the year ended December 31, 2010, from $170,581,407 to $145,645,071; while the ratio of cost as a percentage to net sales increased from 102.9% to 104.77% over the same period. We recorded a gross loss of $6,615,255 in the year ended December 2011. Compared to a gross loss of $4,738,289 in the year ended December 31, 2010, the gross loss increased by $1,894,830, and our gross profit margin decreased from -2.9% to -4.76% over the period.

The importation of soybeans from the US and South America has effectively kept prices in the PRC’s domestic market for soybean products at low levels, as the products made from GM imported beans can be sold at much lower prices than their domestic equivalents (please refer to the section “Net Sales” above for details).

In response to the negative effect on PRC soybean farmers of large levels of imports at low prices, the PRC government launched a national strategic reserve purchase from late 2008 to 2011, especially in Heilongjiang, in order to maintain prices of domestic non-GM soybeans and to protect the interests of domestic farmers. The highest price offered by the government was over 10% higher than the normal market price in our local area, thus forcing our cost of raw materials to rise significantly.

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

Based on our current knowledge, we expect the situation to improve in the following months, as we believe it’s highly unlikely that the PRC government will implement the kind of national purchase as mentioned above in 2012 and beyond. Because the government has failed to sell, through a series of auctions, the soybean inventories it built up during the national purchase launched in late 2008 it’s reasonable to say there are great restraints on the government’s intention, ability and resources to conduct further purchases. However, the effects of these factors may be offset by the following factors, including but not limited to: the reduction in production volume of the PRC domestic soybean due to unfavorable weather, the increase in soybean output of United States and South America, which may mean more imports to the PRC, the change in the exchange rate between RMB and USD.

Operating Expenses

	For The Year Ended December 31,				Period to Period
	2011	% of Sales	2010	% of Sales	Change
	($)	Revenue	($)	Revenue	($)%
Selling Expenses	(256,921)	0.18%	(262, 016 )	0.16%	5,095	-1.94%
General & Administrative Expenses	(2,337,813)	1.68%	(2,861,831)	1.73%	524,018	-18.31%
Impairment loss of long-lived assets	(3,722,632)	2.68%	(575,327)	0.35%	(3,147,305)	547. %
Total Operating Expenses	(6,317,366)	4.54%	(3,699,174)	2.23%	(2,618,192)	70.78%

Selling expenses for the year ended December 31, 2011 decreased by $5,095 or 1.94% as compared to the year ended December 31, 2010. This decrease was mainly due to the shrink in sale volume. The percentage of net sales revenue, selling expenses were 0.18% [for the year ended December 31, 2011].

General and administrative expenses for the year ended December 31, 2011 decreased by $524,018 or 18.31% over the year ended December 31, 2010. This decrease was mainly due to the decrease listing in the US expense. As a percentage of net sales, general and administrative expenses decreased from 1.73% for the year ended December 31, 2010 to 1.68% for the year ended December 31, 2011.

We recorded an impairment charge related to assets held for sales of $575,327 for the year ended December 31, 2010 and has been disposed in 2010. The amount of $3,722,632 for this year was generated by impairment of idle production line after review by our management at the end of 2011. This unfavorably affected the year operating expenses level in comparison with 2010 and resulted in the rise by 70.78% from $3,699,174 in 2010 to $6,317,366 in 2011.

Loss from Operations and Net Loss

	For The Year Ended December 31,				Period to Period
	2011	% of Sales	2010	%of Sales	Change
	($)	Revenue	($)	Revenue	($)%
Loss from operations	(12,932,621)	-9.30%	(8,437,463)	-5.09%	(4,495,158)	53.28%
Interest expense	(1,315,331)	-0.95%	(982,519)	-0.59%	(332,812)	33.87%
Interest income	80,460	0.06%	88,780	0.05%	(8,320)	-9.37%
Other income	3,781	0.00%	616	0.0%	3,165	513.8%
Changes in fair value of warrants	(800,000)	-0.58%	26,523,698	15.99%	(27,323,698)	-103.02%
Income tax	-		-	-
Net income(loss)	(14,963,711)	-10.76%	17,193,112	10.37%	(32,156,823)	-187.03%

Net income decreased by 187.03% from $17,193,112 in 2010 to a loss of $14,963,711 in 2011. Income from operations decreased by 53.28% or $4,495,158 to a loss of $12,932,621 for the year ended December 31, 2011, as compared to a loss of $8,437,463 for the year ended December 31, 2010. The sales revenue and gross margin decreased compared to 2010. Consequently, operating margin decreased from negative 5.09% to negative 9.30%.

Interest expenses increased by 33.87% from the year ended December 31, 2010 to the year ended December 31, 2011. As a percentage of net sales, interest expense was 0.95% for the year ended December 31, 2011. The changes were mainly caused by a rise in the short-term loans from the bank and the increase in interest rates of bank loans. The company has no income tax expense in 2011 due to a net taxable operating loss.

Earnings Per Share

	Year Ended December 31,
	2011	2010
	Audited	Audited
Net Income(Loss) for Basic Earnings Per Share	$(14,963,711)	$17,193,112
Basic Weighted Average Number of Shares	20,481,557	20,465,119
Net Income(Loss) per Share – Basic	(0.73)	0.84
Net Income(Loss) for Diluted Earnings Per Share	(14,963,711)	17,193,112
Diluted Weighted Average Number of Shares	20,481,557	30,000,558
Net Income(Loss) per Share – Diluted	(0.73)	0.57

Basic and diluted earnings per share (EPS) for the year ended December 31, 2011 were -$0.73.

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

The Year Ended December 31, 2011 Compared with the Year Ended December 31, 2010

Operating Activities

Cash used in operating activities for the year ended December 31, 2011 was $4,171,124, while cash used in operating activities for the year ended December 31, 2010 was $19,631,666. The difference was a result of many factors, the most important of which was a net operating loss along with a decrease on inventory level which was caused by unfavorable soybean market price.

Our cash flows are stable, as we sell primarily on a cash basis, with negligible trade receivables, and usually sell our products a few days after they are produced.

Investing Activities

Net cash used in investing activities for the year ended December 31, 2011 was $37,707, compared to $971,598 for the year ended December 31, 2010. The major reason for this change was that we made payments for a construction project last year and there is no similar transaction this year.

Financing Activities

Net cash used by financing activities was $3,798,675 for the year ended December 31, 2011, compared to net cash provided in financing activities of $8,962,161 for the year ended December 31, 2010. The amount of net cash used for the year ended December 31, 2011 includes $1,237,624 for repayment of long term bank loans and $2,475,248 of repayment of short term bank loans for the working capital.

Loans

We had short-term bank loans of $22,017,771 at December 31, 2011, as compared to $23,594,180 at December 31, 2010. These loans are used to satisfy working capital needs, mainly related to the purchase of raw materials.

The balance of our long-term bank loan was approximately $2,830,856 on December 31, 2011, while at the end of 2010 was $4,083,608. The change was due to the repayment of the bank loans in 2011.

Commitments and Contingencies

We have no future cash commitments or contingent liabilities as at December 31, 2011

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

During the year ended December 31, 2011, there were no material changes to these policies.

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

Recent Accounting Pronouncements

In January 2011, the FASB issued ASU 2011-01, “Receivables (Topic 310): Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20”, which temporarily delay the effective date of the disclosures about troubled debt restructurings in ASU No. 2010-20, Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses, for public entities. The delay is intended to allow the FASB time to complete its deliberations on what constitutes a troubled debt restructuring. The effective date of the new disclosures about troubled debt restructurings for public entities and the guidance for determining what constitutes a troubled debt restructuring will then be coordinated. Currently, that guidance is anticipated to be effective for interim and annual periods ending after June 15, 2011. The deferral in ASU 2011-01 is effective January 19, 2011 (date of issuance).

In April 2011, the FASB issued ASU 2011-02, “A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring”, which clarifies when creditors should classify loan modifications as troubled debt restructurings. The guidance is effective for interim and annual periods beginning on or after June 15, 2011, and applies retrospectively to restructurings occurring on or after the beginning of the year. The guidance on measuring the impairment of a receivable restructured in a troubled debt restructuring is effective on a prospective basis. A provision in ASU 2011-02 also ends the FASB’s deferral of the additional disclosures about troubled debt restructurings as required by ASU 2010-20. The adoption of ASU 2011-02 is not expected to have a material impact on the Company’s financial condition or results of operations.

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

In July 2011, the FASB has issued Accounting Standards Update (ASU) No. 2011-06, Other Expenses (Topic 720): Fees Paid to the Federal Government by Health Insurers. This ASU amends the FASB Accounting Standards Codification TM (Codification) to provide guidance about how health insurers should recognize and classify in their income statements fees mandated by the "Patient Protection and Affordable Care Act," as amended by the "Health Care and Education Reconciliation Act." ASU 2011-06 represents a consensus of the EITF on Issue No. 10-H, “Fees Paid to the Federal Government by Health Insurers.” ASU 2011-06 requires that the liability for the fee be estimated and recorded in full once the entity provides qualifying health insurance in the applicable calendar year in which the fee is payable with a corresponding deferred cost that is amortized to expense using a straight-line method of allocation unless another method better allocates the fee over the calendar year that it is payable. ASU 2011-06 is effective for calendar years beginning after December 31, 2013, when the fee initially becomes effective.

In July 2011, the FASB has issued Accounting Standards Update (ASU) No. 2011-07, Health Care Entities (Topic 954): Presentation and Disclosure of Patient Service Revenue, Provision for Bad Debts, and the Allowance for Doubtful Accounts for Certain Health Care Entities. The ASU represents a consensus of the EITF on Issue No. 09-H, “Health Care Entities: Presentation and Disclosure of Net Revenue, Provision for Bad Debts, and the Allowance for Doubtful Accounts.” The amendments in this ASU require certain health care entities to change the presentation in their statement of operations by reclassifying the provision for bad debts associated with patient service revenue from an operating expense to a deduction from patient service revenue (net of contractual allowances and discounts). Additionally, those health care entities are required to provide enhanced disclosure about their policies for recognizing revenue and assessing bad debts. The amendments also require disclosures of patient service revenue (net of contractual allowances and discounts) as well as qualitative and quantitative information about changes in the allowance for doubtful accounts. For public entities, the amendments in this ASU are effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2011, with early adoption permitted. For nonpublic entities, the amendments are effective for the first annual period ending after December 15, 2012, and interim and annual periods thereafter, with early adoption permitted. The amendments to the presentation of the provision for bad debts related to patient service revenue in the statement of operations should be applied retrospectively to all prior periods presented. The disclosures required by the amendments in this ASU should be provided for the period of adoption and subsequent reporting periods.

In September 2011, the FASB has issued Accounting Standards Update (ASU) No. 2011-08, Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment. ASU 2011-08 is intended to simplify how entities, both public and nonpublic, test goodwill for impairment. ASU 2011-08 permits an entity to first assess qualitative factors to determine whether it is "more likely than not" that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350, Intangibles-Goodwill and Other. The more-likely-than-not threshold is defined as having a likelihood of more than 50%. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance.

In September 2011, the FASB has issued Accounting Standards Update (ASU) No. 2011-09, Compensation-Retirement Benefits-Multiemployer Plans (Subtopic 715-80): Disclosures about an Employer’s Participation in a Multiemployer Plan. ASU 2011-09 is intended to address concerns from various users of financial statements on the lack of transparency about an employer’s participation in a multiemployer pension plan. Users of financial statements have requested additional disclosure to increase awareness of the commitments and risks involved with participating in multiemployer pension plans. The amendments in this ASU will require additional disclosures about an employer’s participation in a multiemployer pension plan. Previously, disclosures were limited primarily to the historical contributions made to the plans. ASU 2011-09 applies to nongovernmental entities that participate in multiemployer plans. For public entities, ASU 2011-09 is effective for annual periods for fiscal years ending after December 15, 2011. For nonpublic entities, ASU 2011-09 is effective for annual periods for fiscal years ending after December 15, 2012. Early adoption is permissible for both public and nonpublic entities. ASU 2011-09 should be applied retrospectively for all prior periods presented.

In December 2011, the FASB has issued Accounting Standards Update (ASU) No. 2011-10, Property, Plant, and Equipment (Topic 360): Derecognition of in Substance Real Estate-a Scope Clarification. ASU No. 2011-10 is intended to resolve the diversity in practice about whether the guidance in Subtopic 360-20, Property, Plant, and Equipment—Real Estate Sales, applies to a parent that ceases to have a controlling financial interest (as described in Subtopic 810-10, Consolidation—Overall) in a subsidiary that is in substance real estate as a result of default on the subsidiary’s nonrecourse debt. This Update does not address whether the guidance in Subtopic 360-20 would apply to other circumstances when a parent ceases to have a controlling financial interest in a subsidiary that is in substance real estate. ASU 2011-10 should be applied on a prospective basis to deconsolidation events occurring after the effective date; with prior periods not adjusted even if the reporting entity has continuing involvement with previously derecognized in substance real estate entities. For public entities, ASU 2011-10 is effective for fiscal years, and interim periods within those years, beginning on or after June 15, 2012. For nonpublic entities, ASU 2011-10 is effective for fiscal years ending after December 15, 2013, and interim and annual periods thereafter. Early adoption is permitted.

In December 2011, the FASB has issued Accounting Standards Update (ASU) No. 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities. ASU No. 2011-11 is intended to provide enhanced disclosures that will enable users of its financial statements to evaluate the effect or potential effect of netting arrangements on an entity’s financial position. This includes the effect or potential effect of rights of setoff associated with an entity’s recognized assets and recognized liabilities within the scope of this Update. The amendments require enhanced disclosures by requiring improved information about financial instruments and derivative instruments that are either (1) offset in accordance with either Section 210-20-45 or Section 815-10-45 or (2) subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset in accordance with either Section 210-20-45 or Section 815-10-45. An entity is required to apply the amendments for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented.

In December 2011, the FASB has issued Accounting Standards Update (ASU) No. 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. ASU No. 2011-11 is intended to supersede certain pending paragraphs in Accounting Standards Update No. 2011-05,Comprehensive Income (Topic 220): Presentation of Comprehensive Income, to effectively defer only those changes in Update 2011-05 that relate to the presentation of reclassification adjustments out of accumulated other comprehensive income. The amendments will be temporary to allow the Board time to redeliberate the presentation requirements for reclassifications out of accumulated other comprehensive income for annual and interim financial statements for public, private, and non-profit entities. All other requirements in ASU No. 2011-05 are not affected by ASU No. 2011-12, including the requirement to report comprehensive income either in a single continuous financial statement or in two separate but consecutive financial statements. Public entities should apply these requirements for fiscal years, and interim periods within those years, beginning after December 15, 2011. Nonpublic entities should begin applying these requirements for fiscal years ending after December 15, 2012, and interim and annual periods thereafter.

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

The following tables summarize our contractual obligations as of December 31, 2011, and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

Payments due by period
Contractual obligations	Total	Less than 1 year	2-3 years	3-5 years	More than 5 years
Long-Term Debt Obligations	$4,483,612	$1,457,615	$1,461,305	$1,564,692
Capital Lease Obligations	-	-	-	-	-
Operating Lease Obligations	-	-	-	-	-
Purchase Obligations	-	-	-	-	-

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

None.

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

As required by Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act, our management has carried out an evaluation, with the participation and under the supervision of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2011. Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating and implementing possible controls and procedures. Management conducted its evaluation of disclosure controls and procedures under the supervision of our Chief Executive Officer and our chief financial officer. Based upon, and as of the date of this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2011, our disclosure controls and procedures were not effective due to the material weaknesses and significant deficiencies in our internal control over financial reporting described below.

(b)	Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act. Our management is also required to assess and report on the effectiveness of our internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”).   Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2011.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework.  Based on our evaluation, our principal executive officer and principal financial officer have concluded that as of December 31, 2011, our internal control over financial reporting was not effective due to the identification of the following material weaknesses:

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

The Company will establish an Internal Audit Department to perform internal audit to identify the risk of non-compliance with the Company’s policies at an early stage.

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

(c) Changes in Internal Controls over Financial Reporting

During the year ended December 31, 2011, there was no other change in our internal controls over financial reporting, except as described above, that has materially affected, or that is reasonably likely to materially affect, our internal control over financial reporting.

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

Name	Age	Position	Director Since
Shulin Liu	48	Chief Executive Officer/Director	July 2001

Yang Nan(1)	33	Chief Financial Officer

Zongtai Guo	54	Director and Chief Operating Officer	March 2006

Xiao Feng (2)(3)(4)	53	Director	March 2009

Yulin Liu	52	President and General Manager of Heilongjiang Yanglin Soybean Group Co. Ltd

Shuhua Xia	57	Accounting Supervisor of Heilongjiang Yanglin Soybean Group Co. Ltd

(1) Mr. Yang Nan was appointed as the Chief Financial Officer of the Company on December 26, 2011.

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

Yang Nan was appointed as the Chief Financial Officer of the Company by the Board of Directors of the Company effectively on December 26, 2011. Prior to his appointment as the Chief Financial Officer of the Company, served as an auditor at Baker Tilly, Beijing, China from October 2010 through October 2011, where he prepared audit papers, drafted and reviewed consolidated audit reports and notes and implemented and reviewed testing procedures relating to sales, procurement and production.  From September 2009 through September 2010, Mr. Yang served as a Deputy Manager at LSC Business Consulting (Tianjin) Co., Ltd.  From January 2008 through September 2008, Mr. Yang served as the Chief Accountant to Maxwell Alves Solicitors, London, United Kingdom.  Mr. Yang received a Master of Science in International Accounting from the Anglia Ruskin University, UK in July 2009 and attended the London College of Accountancy from January 2004 through July 2007.  Mr. Yang is a member of the Association of Chartered Certified Accountants.

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

Mr. Xiao Feng was appointed as an independent director since March 2009. He has served as the President of Soybean Research & Development Center of Heilongjiang Province since November 2005.  He has also been the Vice President of Northeastern Agriculture University since September 2007.  He was the section chief for Development and Planning in Science & Technology division of Heilongjiang Provincial government from March 1998 to November 2005.  He obtained his Medical Doctor’s degree from Harbin Medical University in 1983.

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

Mr. Albert Mclelland served as a director of the Company from March 9, 2009 until his resignation effective on August 31, 2011. Mr. Michael Marks served as a director of the Company from March 9, 2009 until his resignation on October 28, 2011.

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

Shulin Liu:  Mr. Liu Shulin has extensive PRC business experience and being a founder of the Company has enabled him to lead the Board throughout the development of the Company.

Xiao Feng:  Mr. Xiao Feng served as the President of Soybean Research & Development Center of Heilongjiang Province in China and his extensive research with agriculture companies in the China enables him to contribute significantly to the Board and to take up the responsibility of chairmanship of our Nomination and Corporate Governance Committee.

Zongtai Guo: Mr. Guo worked in various companies such as Hainan Longhua Company, China Xingnan Company and Heilongjiang Eight One Farm University as their Finance Manager. He graduated from Bayi Agriculture Development University of Heilongjiang Province with a degree in Enterprise Management and became a qualified accountant in the PRC in 1993.

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

Board of Directors

Meetings of the Board of Directors and Committees

The Board of Directors held 1 meeting during 2011. The Audit Committee held 1 meetings in 2011. The Compensation Committee held no meetings in 2011. The Nominating and Corporate Governance Committee held no meetings in 2011. Each director is expected to attend meetings of our Board of Directors and meetings of committees of our Board of Directors of which he is a member, and to spend the time necessary to properly discharge his respective duties and responsibilities. No director attended less than 75% of the meetings of any committee of which the director was a member.

Board Committees

The Board has an Audit Committee, a Compensation Committee and a Nominating and Corporate Governance Committee. The Board created the three committees and adopted charters for all of such committees on March 9, 2009. Messrs McLellend and Marks served as members of the Audit Committee, Compensation Committee and Nominating and Corporate Governance Committees until their respective resignations from the Board on August 31, 2011 and October 28, 2011.Mr. Feng currently serves as the sole member of the Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee. The Board determined that each of Messrs. McLelland, and Marks was and that Mr. Feng is an independent director within the meaning of NASDAQ Listing Rule 5605(a)(2). The Audit Committee currently does not have at least one member, who met the definition of a “financial expert” under SEC rules and whom the Board determined to be “independent”.

Audit Committee

The Audit Committee is comprised of one member only, Mr. Xiao Feng. Messrs. McLelland and Marks resigned from their position as independent directors of the Company on August 31, 2011 and October 28, 2011, respectively, and as a result, ceased to serve as members of our Audit Committee as of the dates of their respective resignations. Mr. Xiao Feng, is “independent” as that term is defined by SEC rules and under the NASDAQ listing standards. The Audit Committee is directly responsible for the appointment, retention, compensation and oversight of the work of any registered public accounting firm employed by the Company (including resolution of disagreements between management and the accounting firm regarding financial reporting) for the purpose of preparing or issuing an audit report or related work or performing other audit, review or other services. The Audit Committee has the ultimate authority and responsibility to evaluate and, where appropriate, replace the independent registered public accounting firm. The Audit Committee has the authority to review and approve transactions between the Company and its directors, officers and affiliates.

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

In the performance of this oversight function, the Audit Committee has reviewed and discussed the audited consolidated financial statements for the fiscal year ended December 31, 2011 with management, and has discussed with the independent auditors the matters required to be discussed by Statement of Auditing Standards No. 61, Communication with Audit Committee, as currently in effect. The Audit Committee has received the written disclosures and the letter from the independent auditors required by Independence Standards Board Standard No. 1, Independence Discussions with Audit Committees, as currently in effect, and has discussed with the independent auditors the independent auditors’ independence; and based on the review and discussions referred above, the Audit Committee recommended to the Board of Directors that the audited consolidated financial statements be included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011 for filing with the SEC.

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

Based upon the reports, review and discussions described in this report, and subject to the limitations on the role and responsibilities of the Committee referred to above and in the Charter, the Committee recommended to the Board that the audited consolidated financial statements be included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, be filed with the Securities and Exchange Commission.

THE AUDIT COMMITTEE

Xiao Feng

Compensation Committee

The Compensation Committee is responsible for the administration of all salary, bonus and incentive compensation plans for our officers and key employees. The sole member of the Compensation Committee is Xiao Feng who is an “independent” director. Messrs. McLelland and Marks resigned from their position as independent directors of the Company on August 31, 2011 and October 28, 2011, respectively, and as a result, ceased to serve as members of our Compensation Committee as of the dates of their respective resignations.

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

Any person nominated by a stockholder for election to the Board of Directors will be evaluated based on the same criteria as all other nominees. The committee also oversees our adherence to our corporate governance standards. The sole member of the Nominating and Corporate Governance Committee is Mr. Xiao Feng. Messrs. McLelland and Marks resigned from their position as independent directors of the Company on August 31, 2011 and October 28, 2011, respectively, and as a result, ceased to serve as members of our Nominating and Corporate Governance Committee as of the dates of their respective resignations.

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

Based solely on our review of such forms furnished to us and written representations from certain reporting persons, we believe that during fiscal year December 31, 2011, Mr. Yang Nan did not timely file a Form 3. Mr. Nan subsequently filed a Form 3 on March 29, 2012.

Code of Ethics

On March 9, 2009, we adopted a Code of Business Conduct and Ethics (as defined in Item 406 of Regulation S-K) that applies to our principal executive, financial and accounting officers. Our Code of Business Conduct and Ethics is available on our website at www.yanglinsoybean.com. Yanglin Soybean, Inc. will provide a copy of its Code of Business Conduct and Ethics, without charge, to any person that requests it. Requests should be addressed in writing to Mr. Yang Nan, Chief Financial Officer, #99 Fanrong Street, Jixian, Shuan Ya Shan City, Heilongjiang Province, 155900, People’s Republic of China.

Item 11 Executive Compensation

The Company’s executive compensation program is designed to pay key management personnel competitive remuneration based on the authority, responsibility and accountability of the position held by the individual.

The following is a summary of the compensation paid by the company to its executive officers for years ended December 31, 2011, 2010, and 2009. No other executive officers received compensation in excess of $100,000 for the years of 2011, 2010, and 2009. We did not engage in any benchmarking of compensation to set the compensation to our executive officers.

[Note: Need 3 years/]

Compensation Table
				Non-Equity
				Incentive
Name & Principal		Salary		Plan	All other
Position	Year	(1)	Bonus	Compensation	Compensation	Total
Shulin Liu	2011	$37,129	0	0	0	$37,129
(President and Chief Executive Officer )	2010	$35,405	0	0	0	$35,405
	2009	$35,083	0	0	0	$35,083

Molan Shangguan	2011	$22,277	0	0	0	$22,277
(Chief Financial Officer )(2)	2010	$21,243	0	0	0	$21,243
	2009	$0	0	0	0	$0

Yang Nan (3)	2011	$371	0	0	0	$371
	2010	$0	0	0	0	$0
	2009	$0	0	0	0	0

Zongtai Guo	2011	$27,847	0	0	0	$27,847
(Chief Operational Officer )	2010	$26,554	0	0	0	$26,554
	2009	$26,312	0	0	0	$26,312

Yulin Liu	2011	$27,847			0	$27,847
(President and General Manager of	2010	$26,554	0	0	0	$26,554
Heilongjiang Yanglin Soybean Group Co. Ltd.)(4)	2009	$26,312	0	0	0	$26,312

(1)	The relevant exchange rates for the years 2011,2010, 2009, and 2008 are $1 toRMB6.4640,$1 toRMB6.7787, $1 to RMB6.8409, and $1 to RMB 6.8347.

(2)	Molan Shangguan, was appointed as Yanglin’s Chief Financial Officer in December 2010 and resigned from her position as the Chief Financial Officer of the Company on December 26, 2011.

(3)	Mr. Yang Nan, was appointed as the Company’s Chief Financial Officer on December 26, 2011.

(4)	Yulin Liu, was appointed as Yanglin’s President and General Manager in March 2007 and is the first cousin of Mr. Shulin Liu.

Material Terms of Employment

We entered into three-year employment contract with our executive officers, Shulin Liu and Zongtai Guo effective September 2007 and Molan Shangguan on December 25 2010. In addition to their salary compensation, the executive officers are entitled to social insurance benefits according to PRC laws and regulations. Ms. Molan Shangguan resigned from her position as the Chief Financial Officer of the Company, effective December 25, 2010. We have extended the term of the employment contract With Mr. Shulin Liu and Zongtai Guo for another three years.

On December 26, 2011, the Company entered into an employment contract with Mr. Yang Nan. The employment contract has a term of three years, commencing on December 26, 2011 and ending on December 25, 2014. The employment contract was subject to a three month probation period, expiring on March 25, 2012, during which either the Company or Mr. Nan could terminate the employment contract at any time. The Company is required to pay premiums for Mr. Nan for pension, unemployment, medical insurance and other social insurance coverage in accordance with relevant laws of the People’s Republic of China. The employment contract may be terminated upon mutual agreement of both parties in writing. Mr. Nan may resign from his position as the Chief Financial Officer and terminate the Agreement upon 30 days prior written notice.

In addition, on December 26, 2011, the Company entered into a Salary Offer Letter with Mr. Nan. Under the terms of the Salary Offer Letter, Mr. Nan is entitled to receive a monthly salary of RMB 12,000.

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

Grants of Plan-Based Awards

The Company currently does not have any award plans. No options were granted to any named executive officers in 2011. Although the Company does not have any stock option plans, it did grant certain stock options to one of its directors pursuant to a contractual arrangement.

Outstanding Equity Awards at Fiscal Year End

The Company currently does not have an equity compensation plan. No options or shares of stock were granted to any named executive officers in 2011.

Option Exercises and Stock Vested

No options were exercised and no shares of stock were vested in 2011.

Pension Benefits

The Company does not have any pension plans for its executive officers.

Nonqualified Deferred Compensation

There was no nonqualified deferred compensation for the Company’s executive officers in 2011.

Potential Payment Upon Termination or Change in Control

The Company currently does not have payment arrangements for its executive officers upon termination or change in control.

Compensation of Directors

The following director compensation disclosure reflects all compensation awarded to, earned by or paid to the directors below for the year ended December 31, 2011.

DIRECTOR COMPENSATION TABLE
		Fees
		Earned				Nonqualified
		or			Non-Equity	Deferred
		Paid in	Stock	Option	Incentive Plan	Compensation	All Other
		Cash	Awards	Awards	Compensation	Earnings	Compensation	Total
Name	Year	($)	($)	($)	($)	($)	($)	($)
Shulin Liu	2011	37,129	0	0	0	0	0	37,129
Michael Marks	2011	26,250	0	9,480	0	0	0	35,730
Zongtai Guo	2011	27,847	0	0	0	0	0	27,847
Albert McLelland	2011	41,250	0	0	0	0	0	41,250
Xiao Feng	2011	1,475	0	0	0	0	0	1,475

We have no formal or informal arrangements or agreements to compensate our non-independent directors for services they provide as directors. We have implemented a compensation program for our independent directors, which include such elements as an annual retainer, and stock options. The details of such compensation program is as follows: Mr. Albert McLelland, a cash retainer of $55,000 annually; Mr. Michael Marks, a cash retainer of $35,000 plus 20,000 stock options annually, and the terms of the stock options are that they will be granted at the end of each quarter with the exercise price being the stock price at the last trading day of the quarter. As both of Mr. Albert McLelland and Mr. Michael Marks have resigned from their position as independent directors of the Company on August 31, 2011 and October 28, 2011, respectively, their retainer and stock option were cut off proportionally. Mr. Xiao Feng has a cash retainer of $1,475 annually.

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

Name and Address of Beneficial Owner **	Amount and Nature of Beneficial Ownership (1)			Percentage of Class (1)
	Series A Preferred Stock	Common Stock
Owner of More than 5% of Class

Vision Opportunity Master Fund Ltd. 20 West 55th Street, 5th Floor, New York, NY 10019-5373	2,872,073			31.44%

Vision Capital Advantage Fund L.P. 20 West 55th Street, 5th Floor, New York, NY 10019-5373 (2)	848,857			9.29%

Sansar Capital Special Opportunity Master Fund, LP (Cayman Master) Walkers SPV Ltd. Walkers House Mary Street 908GT Georgetown, Grand Cayman Cayman Islands	2,367,442			25.92%

Vicis Capital Master Fund 126 East 56th Street, 7th Floor, New York, NY 10019-5373	2,093,023			22.91%

Vision Opportunity Master Fund Ltd 20 West 55th Street, 5th Floor, New York, NY 10019-5373 (3)(4) (5)		1,021,209		4.99%

Vision Capital Advantage Fund L.P. 20 West 55th Street, 5th Floor, New York, NY 10019-5373 (3) (5)(6)		1,021,209		4.99%

Sansar Capital Special Opportunity Master Fund, LP (Cayman Master) (5) (7)		1,021,209		4.99%

Vicis Capital Master Fund 126 East 56th Street, 7th Floor, New York, NY 10019-5373 (5) (8)		1,021,209		4.99%

Winner State Investments Limited No. 99, Fanrong Street, Jixian Town, Heilongjiang, the People’s Republic of China.		18,200,000	(9)(10)	91.0%

Huanqin Ding		9,100,000	(11)	45.5%
Directors and Executive Officers

Shulin Liu		9,100,000	(10)	45.5%

Yang Nan		-0-		0%

Zongtai Guo		-0		0%

Albert McLelland (12)		0		0%

Michael Marks (13)		50,000		*

Xiao Feng		-0-		-0-%

Yulin Liu		-0-		-0-%

Shuhua Xia		-0-		-0-%
Molan Shangguan (14)		-0-		-0-%
All Directors and Executive Officers		9,100,000	(15)	47.5%

 * Less than 1%.

** Unless otherwise noted, the address for each of the named beneficial owners is: 99 Fanrong Street, Jixian County,

Heilongjiang Province, People’s Republic of China 155900.

(1)	On October 3, 2007, we entered and consummated a Series A Preferred Agreement for the sale of a total of 10,000,000 shares of our newly designated Series A Preferred Shares for the purchase price of $2.15 per share. Each entity’s number of Series A Preferred Shares were determined by dividing the amount of Purchase Price (as defined in the Series A Preferred Agreement) paid by such entity by the $2.15 per share price. Each share of Series A Preferred Stock is convertible into one share of our Common Stock. In determining the percent of preferred stock owned by a person or entity on December 31, 2011, (a) the numerator is the number of shares of the class beneficially owned by such person or entity, and (b) the denominator is the total shares of that class outstanding on December 31, 2011. Unless otherwise stated, each beneficial owner has sole power to vote and dispose of its shares. In addition, in determining the percent of common stock owned by a person or entity on December 31, 2011, (a) the numerator is the number of shares of the class beneficially owned by such person and includes shares which the beneficial owner may acquire within 60 days upon conversion or exercise of a derivative security, and (b) the denominator is the sum of (i) the shares of that class outstanding on December 31, 2011 (20,865,119 shares of Common Stock) and (ii) the total number of shares that the beneficial owner may acquire upon conversion or exercise of a derivative security within such 60 day period. Unless otherwise stated, each beneficial owner has sole power to vote and dispose of the shares.

(2)	On November 21, 2008, Vision Opportunity Master Fund Ltd. transferred 848,857 shares of Series A Preferred Stock, 119,768 shares of Common Stock, 848,857 Series A Warrants and 424,429 Series B Warrants to Vision Capital Advantage Fund L.P., its affiliate.

(3)	The Schedule 13G/A filed on February 14, 2011, was jointly filed by each of the following persons pursuant to Rule 13d-1 promulgated by the Securities and Exchange Commission pursuant to Section 13 of the Securities Exchange Act of 1934, as amended: (i) Vision Opportunity Master Fund, Ltd., a Cayman Islands company (the “Master Fund”), (ii) Vision Capital Advantage Fund, L.P., a Delaware limited partnership (“VCAF”), (iii) VCAF GP, LLC, a Delaware limited liability company (“VCAF GP”), which serves as VCAF’s general partner, (iv) Vision Capital Advisors, LLC, a Delaware limited liability company (formerly known as Vision Opportunity Capital Management, LLC) (the “Investment Manager”), which serves as the investment manager to the Master Fund and VCAF, and (v) Adam Benowitz, the Managing Member of each of the Investment Manager and VCAF GP (all of the foregoing, collectively, the “Filers”). Each of the Master Fund and VCAF is an investment vehicle formed for the purpose of investing and trading in a wide variety of securities and financial instruments. The Master Fund and VCAF directly own all of the respective shares reported in this Statement. Mr. Benowitz and the Investment Manager (and VCAF GP with respect to the shares owned by VCAF) may be deemed to share with the Master Fund and VCAF voting and dispositive power with respect to such shares. Each Filer disclaims beneficial ownership with respect to any shares other than those owned directly by such Filer. The information was derived from a Schedule 13G/A filed on February 14, 2011.

(4)	Includes (i) 2,872,073 shares of Common Stock issuable upon conversion of 2,872,073 Preferred Shares of the Company, and (ii) up to an additional 2,872,073 shares of Common Stock of the Company issuable upon exercise of 2,872,073 Series A Warrants. (iii) up to an additional 1,436,036 shares of Common Stock of the Company issuable upon exercise of 1,436,036 Series B Warrants..

(5)	The percentage of shares of Common Stock that may be beneficially owned by the holder is limited to 4.99% and no shares of Common Stock in excess of this beneficial ownership limitation may be issued by the Company to the holder. This limitation may be waived by the holder at any time upon 61 days’ notice to the Company.

(6)	Includes (i) 848,857 shares of Common Stock issuable upon conversion of 848,857 Preferred Shares of the Company, and (ii) up to an additional 848,857 shares of Common Stock of the Company issuable upon exercise of 848,857 Series A Warrants, (iii) up to an additional 424,429 shares of Common Stock of the Company issuable upon exercise of 424,429 Series B Warrants.

(7)	Includes (i) 2,367,442 shares of Common Stock issuable upon conversion of 2,367,442 Preferred Shares of the Company, and (ii) up to an additional 2,367,442 shares of Common Stock of the Company issuable upon exercise of 2,367,442 Series A Warrants, (iii) up to an additional 1,383,721 shares of Common Stock of the Company issuable upon exercise of 1,383,721 Series B Warrants.

(8)	Includes (i) 2,093,023 shares of Common Stock issuable upon conversion of 2,093,023 Preferred Shares of the Company, (ii) up to an additional 2,093,023 shares of Common Stock of the Company issuable upon exercise of 2,093,023 Series A Warrants, (iii) up to an additional 1,046,512 shares of Common Stock of the Company issuable upon exercise of 1,046,512 Series B Warrants.

(9)	On October 3, 2007, we acquired Faith Winner (BVI) in a share exchange transaction with Winner State (BVI), Fang Chen, Yang Miao and Ying Zhang. Winner State (BVI), Fang Chen, Yang Miao and Ying Zhang are collectively the owners of 100% of the shares of Faith Winner (BVI). In the Share Exchange, we received the shares of Faith Winner (BVI) from Winner State (BVI), Fang Chen, Yang Miao and Ying Zhang and in exchange we issued and delivered to them 18,500,000 of our newly -issued shares of Common Stock. Winner State (BVI) received 18,200,000 shares of Common Stock.

(10)	Winner State (BVI) is jointly owned in equal shares by Mr. Shulin Liu, our Chief Executive Officer and his wife, Ms. Huanqin Ding. Accordingly, shares of Common Stock issued to Winner State (BVI) as a result of the consummation of the Share Exchange Agreement are beneficially attributed to Mr. Shulin Liu and Ms. Huanqin Ding based on their respective shareholder percentage ownership in Winner State (BVI) immediately prior to the Share Exchange. Mr Shulin Liu was appointed our director and Chief Executive Officer on October 3, 2007.

(11)	Winner State (BVI) is jointly owned in equal shares by Mr. Shulin Liu, our Chief Executive Officer and his wife, Ms. Huanqin Ding. Accordingly, shares of Common Stock issued to Winner State (BVI) as a result of the consummation of the Share Exchange Agreement are beneficially attributed to Mr. Shulin Liu and Ms. Huanqin Ding based on their respective shareholder percentage ownership in Winner State (BVI) immediately prior to the Share Exchange. Ms. Huanqin Ding disclaims beneficial ownership of the share owned by her husband, Mr. Shulin Liu.

(12)	Mr McLelland resigned from his position as an independent director of the Company effective on August 31, 2011.

(13)	Mr. Marks resigned from his position as an independent director of the Company on October 28, 2011.

(14)	Ms. Shangguan resigned from her position as Chief Financial Officer of the Company on December 26, 2011.

(15)	Includes options to acquire 45,000 shares of Common Stock.

 As March 28, 2012, we had outstanding (i) 20,865,119 shares of Common Stock, (ii) 9,134,883 shares of Series A Preferred Shares, which were issued in a private placement to the Purchasers under the Series A Preferred Agreement, (iii) Series A Warrants to purchase an aggregate of 10,000,000 shares of Common Stock at $2.75 per share, (iv) Series B Warrants to purchase an aggregate of 5,000,000 shares of Common Stock at $3.50 per share, (v) Series E Warrants to purchase 1,000,000 shares of Common Stock issued to Kuhns Brothers, Inc. and its designees under the Kuhns Bros Engagement Agreement at $2.58 per share and (vi) Series F Warrants to purchase 500,000 shares of Common Stock issued to Mass Harmony Asset Management Limited pursuant to the Mass Harmony Financial Consulting Agreement at $3.01 per share.

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

Audit Fees. Please see the following table for the details of audit fees.

Firm	For the year ended December 31, 2010	For the year ended December 31, 2011
Albert Wong & Co.	$62,000	$86,000
UHY LLP	$40,000	$0

Audit-Related Fees. There were no fees for assurance and related services by Albert Wong & Co. or by UHY LLP for years 2010 or 2011.

Tax Fees. Please see the following table for the details of fees for services for the income tax returns in US.

Firm	For the year ended December 31, 2010	For the year ended December 31, 2011
Albert Wong & Co.	6,000	$6,000

All Other Fees. There was no other fees for either audit-related or non-audit services billed by Albert Wong & Co., UHY LLP or UHY Advisors, Inc. for years 2010 or 2011.

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

B.Soc., Sc., ACA., LL.B., C.P.A.(Practising)

To:     The board of directors and stockholders of

Yanglin Soybean Inc. (“the Company”)

Report of Independent Registered Public Accounting Firm

We have audited the accompanying consolidated balance sheets of Yanglin Soybean Inc. and subsidiaries as of December 31, 2011 and 2010 and the related consolidated statements of income, stockholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

We were not engaged to examine management’s assertion about the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011 included in the Company’s Item 9A “Controls and Procedures” in the Annual Report on Form 10-K and, accordingly, we do not express an opinion thereon.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Yanglin Soybean Inc. as of December 31, 2011 and 2010 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

Hong Kong, China
March 30, 2012	Albert Wong & Co.
Certified Public Accountants

YANGLIN SOYBEAN INC.

CONSOLIDATED BALANCE SHEETS

AS AT DECEMBER 31, 2011, AND 2010

(Stated in US Dollars)

	2011	2010
ASSETS
Current assets
Cash	$16,882,123	$24,065,082
Cash-restricted	247,961	247,961
Trade receivables, net	2,883,097	-
Inventories	5,023,011	10,546,396
Advances to suppliers	7,825,968	9,087,560
Prepaid VAT and other taxes	9,863,838	8,074,990
Other receivables and prepaid expenses	56,963	92,331

Total current assets	42,782,961	52,114,320

Property, plant and equipment, net	19,675,794	25,425,121

Intangible assets, net	4,285,356	4,343,816

TOTAL ASSETS	$66,744,111	$81,883,257

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Short-term bank loans	$22,017,771	$23,594,180
Loans from related parties – current	42,187	55,231
Accounts payable	11,203	48,518
Other payables	37	36
Customers deposits	1,073,348	1,080,363
Accrued liabilities	570,197	597,496
Current maturities of long-term debt	1,415,428	1,209,958
Warrant Liability	1,850,000
Total current liabilities	26,980,171	26,585,782

Long-term liabilities
Long-term bank loan	2,830,856	4,083,608
Loan from related parties – non-current	195,141	256,890
Warrant liability	-	1,050,000

TOTAL LIABILITIES	30,006,168	31,976,280

STOCKHOLDERS' EQUITY
Convertible preferred stock:
Series A $0.001 par value, 50,000,000 shares authorized; 9,134,883 and 9,534,883 shares issued and outstanding as of December 31, 2011 AND 2010, respectively	9,135	9,535
Series B $0.001 par value, 10,000,000 shares authorized; no shares issued and outstanding		-
Common stock:
$0.001 par value, 100,000,000 shares authorized; 20,865,119 and 20,465,119 shares issued and outstanding as of December 31, 2011 AND 2010, respectively	20,865	20,465
Additional paid-in capital	27,932,842	27,923,362
Statutory reserves	5,628,636	5,628,636
Retained earnings (accumulated deficit)	(7,723,645)	7,240,066
Accumulated other comprehensive income	10,870,110	9,084,913

Total stockholders’ equity	36,737,943	49,906,977

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$66,744,111	$81,883,257

The accompanying notes are an integral part of these consolidated financial statements

YANGLIN SOYBEAN INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

FOR THE YEARS ENDED DECEMBER 31, 2011, AND 2010

(Stated in US Dollars)

	2011	2010
Net sales	$139,029,816	$165,843,118
Cost of sales	(145,645,071)	(170,581,407)
Gross (loss)	(6,615,255)	(4,738,289)

Operating Expenses
Selling expenses	(256,921)	(262,016)
General and administrative expenses	(2,337,813)	(2,861,831)
Impairment loss of long-lived assets	(3,722,632)	(575,327)

Total operating expenses	(6,317,366)	(3,699,174)

(Loss) from operations	(12,932,621)	(8,437,463)

Interest expenses	(1,315,331)	(982,519)
Interest income	80,460	88,780
Other income	3,781	616
Changes in fair value of warrants	(800,000)	26,523,698

Income(Loss) before income taxes	(14,963,711)	17,193,112

Income tax	-	-

Net income(Loss)	(14,963,711)	17,193,112

Foreign currency translation adjustment	1,785,197	1,753,847

Comprehensive income (loss)	$(13,178,514)	$18,946,959

Earnings per share
Basic	$(0.73)	$0.84
Diluted	$(0.73)	$0.57

Weighted average shares outstanding
Basic	20,481,557	20,465,119
Diluted	20,481,557	30,000,558

The accompanying notes are an integral part of these consolidated financial statements

YANGLIN SOYBEAN INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2011, AND 2010

(Stated in US Dollars)

	Preferred stock						(Accumulated	Accumulated
	Series A		Common stock		Additional		deficit)	other
	Number of shares	Amount	Number of shares	Amount	paid-in capital	Statutory reserves	retained earnings	comprehensive income	Total

Balance, January 1, 2010	9,534,884	9,535	20,465,119	20,465	27,899,749	5,628,636	(9,953,046)	7,331,066	30,936,405
Net income							17,193,112		17,193,112
Share-based compensation expense					23,613				23,613
Foreign currency translation adjustment								1,753,847	1,753,847
Balance, December 31, 2010	9,534,883	$9,535	20,465,119	$20,465	$27,923,362	$5,628,636	$7,240,066	$9,084,913	$49,906,977
Net income							(14,963,711)		(14,963,711)
Share-based compensation expense					9,480				9,480

Conversion of preferred stock		(400)		400
Foreign currency translation adjustment								1,785,197	1,785,197
Balance, December 31, 2011	9,134,883	$9,135	20,865,119	$20,865	$27,932,842	$5,628,636	$(7,723,645)	$10,870,110	$36,737,943

The accompanying notes are an integral part of these consolidated financial statements

YANGLIN SOYBEAN INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2011, AND 2010

(Stated in US Dollars)

	For The Years Ended
	December 31
	2011	2010
Cash flows from operating activities
Net income	$(14,963,711)	$17,193,112
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	2,966,880	2,873,898
Amortization	227,724	217,150
Share-based compensation expense	9,480	23,613
Bad debt recovery	14,631	684
Impairment loss of long-lived assets	3,722,631	575,327
Loss on disposal of property, plant and equipment	-	-
Change in fair value of warrants	800,000	(26,523,698)

Changes in operating assets and liabilities:
Trade receivable	(2,850,295)	-
Inventories	5,846,511	(1,858,257)
Advances to suppliers	1,597,109	(8,849,973)
Prepaid VAT and other taxes	(1,443,223)	(2,916,467)
Other receivables	38,032	17,499
Accounts payable	(38,607)	26,277
Other payables	-	-
Customers deposits	(49,235)	(353,802)
Accrued liabilities	(49,051)	(57,029)

Net cash used in operating activities	(4,171,124)	(19,631,666)

Cash flows from investing activities
Purchase of property, plant and equipment	(37,707)	(971,598)

Net cash used in investing activities	(37,707)	(971,598)

Cash flows from financing activities
Proceeds from bank loans	(1,237,624)	32,601,881
Cash-restricted	-	1,505,255
Principal payments for short-term bank loans	(2,475,248)	(25,078,370)
Principal payments for loans from related parties	(85,803)	(66,605)

Net cash flows provided by(used in) financing activities	(3,798,675)	8,962,161

Net (decrease) increase in cash	(8,007,506)	(11,641,103)
Effect of foreign currency translation on cash	824,547	894,573
Cash- beginning of year	24,065,082	34,811,611
Cash- end of year	$16,882,123	$24,065,082

Supplementary cash flow information:
Interest paid	$1,315,331	$982,519

Supplemental disclosure of non-cash investing activities:
Reclassify impaired assets from fixed assets to assets held for sale	$-	$-

The accompanying notes are an integral part of these consolidated financial statements

YANGLIN SOYBEAN INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

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

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

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

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

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

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

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

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

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

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

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

For the year ended December 31, 2011 and 2010, the Group recognized $3,722,632 and $575,327 impairment loss on certain manufacturing facilities.

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

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

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

The exchange rates used to translate amounts in RMB into USD for the purposes of preparing the consolidated financial statements were as follows:

	2011	2010
Year end RMB : USD exchange rate	6.3585	6.6118
Average yearly RMB : USD exchange rate	6.4640	6.7788

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

Cost of sales consists primarily of direct material costs, direct labor cost, and applicable overhead costs attributable to the production of products.  Permanent write-down of inventory to the lower of cost or market value is also reflected in the cost of revenues. For the year ended December 31, 2011 and 2010, there were no written-down of inventories.

YANGLIN SOYBEAN INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

(Stated in US Dollars)

2.	GENERAL (Continued)

(n)	Advertising

The Group expenses all advertising expenses as incurred. There is no advertising expenses happened in 2011. Advertising expenses included in selling expenses in 2010 were $212.

(o)	Shipping and handling

All shipping and handling costs are expensed as incurred and included in selling expense.  Total shipping and handling expenses were $61,837 and $78,955 for the year ended December 31, 2011 and 2010, respectively.

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

Full time employees in PRC entities participate in a government mandated multi-employer defined contribution plan pursuant to which certain pension benefits, medical care, unemployment insurance, employee housing fund and other welfare benefits are provided to employees. The PRC labor regulations require the Group to accrue for these benefits based on certain percentages of the employees' salaries. Management believes full time employees who have passed the probation period are entitled to such benefits.  The total provisions for employee pension were $189,088 and $153,624 for the years ended December 31, 2011 and 2010, respectively.

YANGLIN SOYBEAN INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

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

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

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

The Company established a statutory surplus reserve as well as a statutory public welfare fund and commenced to appropriate 10% and 5%, respectively, of the PRC net income after taxation to these reserves. The amounts included in the statutory reserves consisted of surplus reserve of $3,752,424 and common welfare fund of $1,876,212 as of December 31, 2011 and 2010.

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

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

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

As such, effective January 1, 2009, the Company reclassified the fair value of these warrants from equity to liability, as if these warrants were treated as a derivative liability since their issuance in October 2007. On January 1, 2009 the Company recorded as a cumulative effect adjustment by decreasing additional paid-in capital amounting to $15,003,941 and decreasing beginning retained earnings by the amount of $72,047,158 and recording $87,051,099 as a warrant liability to recognize the fair value of such warrants on January 1, 2009. The fair value of the warrants was $1,850,000 and $1.050,000 on December 31, 2011 and 2010 respectively. The Company recognized $800,000 as loss and $26,568,689 as income from the change in fair value of warrants for the year ended December 31, 2011 and 2010 respectively.

The Company determined the fair values of these securities using a modified lattice valuation model.

YANGLIN SOYBEAN INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

(Stated in US Dollars)

2.	GENERAL (Continued)

(x)	Recent accounting pronouncements

In January 2011, the FASB issued ASU 2011-01, “Receivables (Topic 310): Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20”, which temporarily delay the effective date of the disclosures about troubled debt restructurings in ASU No. 2010-20, Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses, for public entities. The delay is intended to allow the FASB time to complete its deliberations on what constitutes a troubled debt restructuring. The effective date of the new disclosures about troubled debt restructurings for public entities and the guidance for determining what constitutes a troubled debt restructuring will then be coordinated. Currently, that guidance is anticipated to be effective for interim and annual periods ending after June 15, 2011.

The deferral in ASU 2011-01 is effective January 19, 2011 (date of issuance).

In April 2011, the FASB issued ASU 2011-02, “A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring”, which clarifies when creditors should classify loan modifications as troubled debt restructurings. The guidance is effective for interim and annual periods beginning on or after June 15, 2011, and applies retrospectively to restructurings occurring on or after the beginning of the year. The guidance on measuring the impairment of a receivable restructured in a troubled debt restructuring is effective on a prospective basis. A provision in ASU 2011-02 also ends the FASB’s deferral of the additional disclosures about troubled debt restructurings as required by ASU 2010-20. The adoption of ASU 2011-02 is not expected to have a material impact on the Company’s financial condition or results of operations.

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

YANGLIN SOYBEAN INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

(Stated in US Dollars)

2.	GENERAL (Continued)

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

In July 2011, the FASB has issued Accounting Standards Update (ASU) No. 2011-06, Other Expenses (Topic 720): Fees Paid to the Federal Government by Health Insurers. This ASU amends the FASB Accounting Standards CodificationTM (Codification) to provide guidance about how health insurers should recognize and classify in their income statements fees mandated by the "Patient Protection and Affordable Care Act," as amended by the "Health Care and Education Reconciliation Act." ASU 2011-06 represents a consensus of the EITF on Issue No. 10-H, “Fees Paid to the Federal Government by Health Insurers.” ASU 2011-06 requires that the liability for the fee be estimated and recorded in full once the entity provides qualifying health insurance in the applicable calendar year in which the fee is payable with a corresponding deferred cost that is amortized to expense using a straight-line method of allocation unless another method better allocates the fee over the calendar year that it is payable.

ASU 2011-06 is effective for calendar years beginning after December 31, 2013, when the fee initially becomes effective.

In July 2011, the FASB has issued Accounting Standards Update (ASU) No. 2011-07, Health Care Entities (Topic 954): Presentation and Disclosure of Patient Service Revenue, Provision for Bad Debts, and the Allowance for Doubtful Accounts for Certain Health Care Entities. The ASU represents a consensus of the EITF on Issue No. 09-H, “Health Care Entities: Presentation and Disclosure of Net Revenue, Provision for Bad Debts, and the Allowance for Doubtful Accounts.” The amendments in this ASU require certain health care entities to change the presentation in their statement of operations by reclassifying the provision for bad debts associated with patient service revenue from an operating expense to a deduction from patient service revenue (net of contractual allowances and discounts). Additionally, those health care entities are required to provide enhanced disclosure about their policies for recognizing revenue and assessing bad debts. The amendments also require disclosures of patient service revenue (net of contractual allowances and discounts) as well as qualitative and quantitative information about changes in the allowance for doubtful accounts. For public entities, the amendments in this ASU are effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2011, with early adoption permitted. For nonpublic entities, the amendments are effective for the first annual period ending after December 15, 2012, and interim and annual periods thereafter, with early adoption permitted. The amendments to the presentation of the provision for bad debts related to patient service revenue in the statement of operations should be applied retrospectively to all prior periods presented. The disclosures required by the amendments in this ASU should be provided for the period of adoption and subsequent reporting periods.

YANGLIN SOYBEAN INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

(Stated in US Dollars)

2.	GENERAL (Continued)

In September 2011, the FASB has issued Accounting Standards Update (ASU) No. 2011-08, Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment. ASU 2011-08 is intended to simplify how entities, both public and nonpublic, test goodwill for impairment. ASU 2011-08 permits an entity to first assess qualitative factors to determine whether it is "more likely than not" that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350, Intangibles-Goodwill and Other. The more-likely-than-not threshold is defined as having a likelihood of more than 50%. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance.

In September 2011, the FASB has issued Accounting Standards Update (ASU) No. 2011-09, Compensation-Retirement Benefits-Multiemployer Plans (Subtopic 715-80): Disclosures about an Employer’s Participation in a Multiemployer Plan. ASU 2011-09 is intended to address concerns from various users of financial statements on the lack of transparency about an employer’s participation in a multiemployer pension plan. Users of financial statements have requested additional disclosure to increase awareness of the commitments and risks involved with participating in multiemployer pension plans. The amendments in this ASU will require additional disclosures about an employer’s participation in a multiemployer pension plan. Previously, disclosures were limited primarily to the historical contributions made to the plans. ASU 2011-09 applies to nongovernmental entities that participate in multiemployer plans. For public entities, ASU 2011-09 is effective for annual periods for fiscal years ending after December 15, 2011. For nonpublic entities, ASU 2011-09 is effective for annual periods for fiscal years ending after December 15, 2012. Early adoption is permissible for both public and nonpublic entities. ASU 2011-09 should be applied retrospectively for all prior periods presented.

In December 2011, the FASB has issued Accounting Standards Update (ASU) No. 2011-10, Property, Plant, and Equipment (Topic 360): Derecognition of in Substance Real Estate-a Scope Clarification. ASU No. 2011-10 is intended to resolve the diversity in practice about whether the guidance in Subtopic 360-20, Property, Plant, and Equipment—Real Estate Sales, applies to a parent that ceases to have a controlling financial interest (as described in Subtopic 810-10, Consolidation—Overall) in a subsidiary that is in substance real estate as a result of default on the subsidiary’s nonrecourse debt. This Update does not address whether the guidance in Subtopic 360-20 would apply to other circumstances when a parent ceases to have a controlling financial interest in a subsidiary that is in substance real estate. ASU 2011-10 should be applied on a prospective basis to deconsolidation events occurring after the effective date; with prior periods not adjusted even if the reporting entity has continuing involvement with previously derecognized in substance real estate entities. For public entities, ASU 2011-10 is effective for fiscal years, and interim periods within those years, beginning on or after June 15, 2012. For nonpublic entities, ASU 2011-10 is effective for fiscal years ending after December 15, 2013, and interim and annual periods thereafter. Early adoption is permitted.

YANGLIN SOYBEAN INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

(Stated in US Dollars)

2.	GENERAL (Continued)

In December 2011, the FASB has issued Accounting Standards Update (ASU) No. 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities. ASU No. 2011-11 is intended to provide enhanced disclosures that will enable users of its financial statements to evaluate the effect or potential effect of netting arrangements on an entity’s financial position. This includes the effect or potential effect of rights of setoff associated with an entity’s recognized assets and recognized liabilities within the scope of this Update. The amendments require enhanced disclosures by requiring improved information about financial instruments and derivative instruments that are either (1) offset in accordance with either Section 210-20-45 or Section 815-10-45 or (2) subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset in accordance with either Section 210-20-45 or Section 815-10-45. An entity is required to apply the amendments for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented.

In December 2011, the FASB has issued Accounting Standards Update (ASU) No. 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. ASU No. 2011-11 is intended to supersede certain pending paragraphs in Accounting Standards Update No. 2011-05,Comprehensive Income (Topic 220): Presentation of Comprehensive Income, to effectively defer only those changes in Update 2011-05 that relate to the presentation of reclassification adjustments out of accumulated other comprehensive income. The amendments will be temporary to allow the Board time to redeliberate the presentation requirements for reclassifications out of accumulated other comprehensive income for annual and interim financial statements for public, private, and non-profit entities. All other requirements in ASU No. 2011-05 are not affected by ASU No. 2011-12, including the requirement to report comprehensive income either in a single continuous financial statement or in two separate but consecutive financial statements. Public entities should apply these requirements for fiscal years, and interim periods within those years, beginning after December 15, 2011. Nonpublic entities should begin applying these requirements for fiscal years ending after December 15, 2012, and interim and annual periods thereafter.

YANGLIN SOYBEAN INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

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

The levels of fair value hierarchy are as follows:

—	Level 1 Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities. The Company considers active markets as those in which transactions for the assets or liabilities occur in sufficient frequency and volume to provide pricing information on an ongoing basis.

—	Level 2 Quoted prices in markets that are not active, or inputs which are observable, either directly or indirectly, for substantially the full term of the asset or liability. This category includes those derivative instruments that La Cortez values using observable market data. Substantially all of these inputs are observable in the marketplace throughout the term of the derivative instruments, can be derived from observable data, or supported by observable levels at which transactions are executed in the marketplace.

—	Level 3 Measured based on prices or valuation models that require inputs that are both significant to the fair value measurement and less observable from objective sources (i.e. supported by little or no market activity). Yanglin’s valuation models are primarily industry standard models. Level 3 instruments include derivative warrant instruments. Yangling does not have sufficient corroborating evidence to support classifying these assets and liabilities as Level 1 or Level 2.

The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties.  As of December 31, 2011, the carrying amounts of financial assets and liabilities, such as cash and cash equivalents, accounts receivable, other receivables, short-term bank loans, accounts payable, and other payables, approximate their fair values because of the short maturity of these instruments and market rates of interest available to the Group.

YANGLIN SOYBEAN INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

(Stated in US Dollars)

4.	CREDIT RISK AND CUSTOMERS AND SUPPLIERS CONCENTRATIONS

Financial instruments which potentially expose the Group to concentrations of credit risk, is cash and accounts receivable as of December 31, 2011 and 2010. The Group performs ongoing evaluations of its cash position and credit evaluations of customers to ensure sound collections and minimize credit losses exposure.

CASH- U.S. ACCOUNTS– (RESTRICTED)

As of December 31, 2011 and 2010, for both, the Group’s restricted cash of $247,961 was kept in bank account in the U.S. Cash accounts at financial institutions in the U.S. may exceed the federal depository insurance coverage limits. In October 2008, the FDIC increased its insurance from $100,000 per depositor to $250,000 and to an unlimited amount for non-interest bearing accounts. The coverage increase, which is temporary, extends through December 31, 2013 and June 30, 2010, respectively. All of the cash held in the U.S. is fully insured. Lastly, there is no unrestricted cash in U.S. accounts.

CASH- PRC ACCOUNTS– (RESTRICTED AND UN-RESTRICTED)

As of December 31, 2011 and 2010, respectively, the Group’s cash was with banks in the PRC where there is currently no rule or regulation mandated on obligatory insurance of bank accounts.

SALES AND VENDOR CONCENTRATIONS

For the years ended December 31, 2011 and 2010, respectively, all of the Group’s sales were generated within the PRC. In addition, all accounts receivable as of December 31, 2011 and 2010, are from entities within the PRC.

For the years ended December 31, 2011 and 2010, no customer accounted for 10% or more of the Group’s revenue.

For the years ended December 31, 2011 and 2010,, no vendor accounted for 10% or more of the Group’s purchases.

YANGLIN SOYBEAN INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

(Stated in US Dollars)

5.	CASH-RESTRICTED

Cash-restricted consists of the following at December 31:

	2011	2010

Bank deposits held in trust account – U.S.	$247,961	$247,961
	$247,961	$247,961

Cash-restricted represents $247,961 for both of December 31, 2011 and 2010, maintained in a trust account in the United States for the purpose of payment for investor and public relations costs.

6.	TRADE RECEIVABLES, NET

Details of trade receivables consist of the following at December 31:

	2011	2010

Trade receivables, gross	$2,897,945	$345
Allowance for doubtful accounts	(14,848)	(345)
Net balance at end of year	$2,883,097	$-

An analysis of the allowance for doubtful accounts for the years ended December 31, 2011 AND 2010 is as follows:

	2011	2010

Balance at beginning of year	$345	$2
(Reduction) / Addition of bad debt expense	14,503	343
Foreign exchange adjustment	-	-
Balance at end of year	$14,848	$345

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

YANGLIN SOYBEAN INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

(Stated in US Dollars)

7.	INVENTORIES

Inventories consist of the following at December 31:

	2011	2010

Finished goods	$1,429,425	$2,190,112
Raw materials	3,593,586	8,356,284
Balance at end of year	$5,023,011	$10,546,396

8.	OTHER RECEIVABLES AND PREPAID EXPENSES

Details of other receivables and prepaid expenses consist of the following at December 31:

	2011	2010

Advances for materials	$3,334	$3,206
Prepayment for customers’ transportation costs	45,391	48,358
Advances for travel	3,645	420
Prepaid service fee	0	30,249
Other	4,593	10,098
Balance at end of year	$56,963	$92,331

9.	PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment consist of the following at December 31:

	2011	2010

Building	$8,910,842	$9,481,660
Machinery and equipment	23,547,772	26,596,464
Office equipment	114,728	132,562
Motor vehicles	1,445,366	1,342,699
	34,018,008	37,553,385
Less: accumulated depreciation	(14,323,2146)	(12,128,264
	19,675,794	25,425,121
Construction in progress	-	-
Balance at end of year	$19,675,794	$25,425,121

YANGLIN SOYBEAN INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

(Stated in US Dollars)

9.	PROPERTY, PLANT AND EQUIPMENT, NET (Continued)

Construction in progress mainly comprised of capital expenditures for construction of the Group’s corporate campus, including offices, factories and staff dormitories. Depreciation expense commenced during year 2011, which is when the facilities were put into service.  There is no further capital commitment on these projects as of December 31, 2011.

As of December 31, 2011, machinery and equipment with net book value of $5,561,694 and buildings with net book value of $1,474,418 of the Company were pledged as collateral under certain loan arrangements. These loans were primarily obtained for general working capital.

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

Temporarily Idle Assets

Included in the above balances of property, plant and equipment are assets deemed as temporarily idle by the management comprising of the following at December 31:

	2011	2010

Buildings	$949,232	$912,866
Machinery and equipment	4,120,468	3,962,612
	5,069,700	4,875,478
Less: accumulated depreciation	(1,285,302)	(821,319)
Less: allowance for impairment	(3,784,398)	0
Net book value	0	4,054,159

Depreciation expense is included in the consolidated statement of operations and comprehensive income as follows:

F-25

	2011	2010

Cost of sales	$2,153,654	$1,739,166
General and administrative expenses	837,540	1,134,732
Total depreciation expenses	$2,991,194	$2,873,898

YANGLIN SOYBEAN INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

(Stated in US Dollars)

Impairment Loss of Fixed Assets

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

During the year end 31, 2011, the Group reviewed the powder oil production line in facility No.3, which has not been used for the past years as the product made by this line was technically imperfect as a result which has been identified as idle production impaired and reclassified to assets held for sale in the third quarter of 2009. The review found that these assets had been further impaired, by measuring the fair value using the fair value hierarchy using primary level 2 inputs in a market approach utilizing quoted market price for similar building and equipment adjusted for the condition and location of the assets.

There was $3,722,632 impairment charges on the idle production line as stated above recorded during the year ended December 31, 2011. As a result, these assets have been fully impaired and their net book value has been fully written off.

YANGLIN SOYBEAN INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

(Stated in US Dollars)

10.	INTANGIBLE ASSETS, NET

Intangible assets consist of the following at December 31:

	2011	2010

Land use rights, at cost	$4,306,011	$4,141,045
Railway use rights, at cost	1,289,612	1,240,207
Less: accumulated amortization	(1,310,267)	(1,037,436)
Balance at end of year	$4,285,356	$4,343,816

As of December 31, 2011, land use rights with net book value of $1,299,908 were pledged as collateral for certain loans.

There were no additions or disposals during the year ended December 31, 2011.

Amortization expenses are included in the consolidated statement of operations and comprehensive income as follows:

	2011	2010

Cost of sales	$-	$-
Selling expenses	138,182	131,766
General and administrative expenses	89,542	85,384
Total amortization expense	$227,724	$217,150

The estimated aggregate amortization expenses for intangible assets for the five succeeding years are as follows:

December 31,
2012	$231,502
2013	231,502
2014	231,502
2015	231,502
2016	231,502
Thereafter	3,127,846
$4,285,356

YANGLIN SOYBEAN INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

(Stated in US Dollars)

11.	SHORT-TERM BANK LOANS

A)	Short-term bank loans consist of the following at December 31:

	2011	2010	Collateral

Loans from Agricultural Development Bank of China, interest rates at 5.31% per annum, due June 27, 2011		7,562,237	-

Loans from Agricultural Development Bank of China, interest rates at 5.31% per annum, due July 18, 2011		7,562,237	-

Loans from Agricultural Development Bank of China, interest rates at 5.56% per annum, due September 22, 2011		7,562,237	-

Loans from Agricultural Development Bank of China, interest rates at 5.56% per annum, due December 2, 2011		907,469	Machinery and equipment owned by Yanglin; buildings and land use rights owned by Mr. Shulin Liu, the Chairman and chief executive officer.

Loans from Agricultural Development Bank of China, interest rates at 6.56% per annum, due July 23, 2012	7,863,489

Loans from Agricultural Development Bank of China, interest rates at 6.56% per annum, due August 10, 2012	6,290,792

Loans from Agricultural Development Bank of China, interest rates at 6.56% per annum, due September 06, 2012	3,145,396

Loans from Agricultural Development Bank of China, interest rates at 6.56% per annum, due September 14, 2012	3,145,396

Loans from Agricultural Development Bank of China, interest rates at 6.56% per annum, due October 12, 2012	1,572,698		Machinery and equipment owned by Yanglin

Balance at end of period	$22,017,771	$23,594,180

These loans were obtained and used by Yanglin for working capital. Interest expense for the years ended December 31, 2011 and 2010 were $980,669 and $855,047 respectively.

B)	Credit lines

The Group has an additional credit line facility up to $25.04 million (equivalent to RMB 159 million), with Agricultural Development Bank of China.

YANGLIN SOYBEAN INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

(Stated in US Dollars)

12.	OTHER PAYABLES

Other payables consist of the following at December 31:

	2011	2010

Due for construction	$-	$
Others	37		36
Balance at end of year	$37		$36

13.	LONG-TERM BANK LOAN

Long-term bank loans consist of the following at December 31:

	2011	2010	Collateral

Loans from Agricultural Development Bank of China, interest rates at 5.76% per annum, due August 26, 2014	$4,246,284	$5,293,566	Building, machinery and equipment and land use rights
Current maturities of long-term debt	(1,415,428)	(1,209,958)
Balance at the end of period	$2,830,856	$4,083,608

These loans were obtained and used by Yanglin for upgrading its products and expanding storage facilities. Interest expense for the year ended December 31, 2011 and 2010 was $311,881 and $99,133, respectively.

The future principal payments under the bank loans are as follows:

For the twelve months ended December 31,
2012	$1,415,428
2013	1,415,428
2014	1,415,428
2015	0
Total	4,246,284

YANGLIN SOYBEAN INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

(Stated in US Dollars)

14.	RELATED PARTIES TRANSACTIONS

A)	Loans from related parties consist of the following at December 31:

	2011	2010

Loans from certain employees, interest rates at 7.722% and 9.405% per annum respectively, with various installments, due October 28, 2016	$237,328	$312,121

Current portion due within one year	(42,187)	(55,231)
	$195,141	$256,890

These loans were obtained and used by Yanglin for working capital. All of the installments due during 2011 were paid on their due dates.  Interest expense for the years ended December 31, 2011 and 2010 were $21,374 and $25,476, respectively.

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

The future principal payments under the bank loans are as follows:

For the year ended December 31,
2012	$42,187
2013	45,877
2014	49,272
2015	53,137
2016	46,855
Thereafter	0
Total	$237,328

YANGLIN SOYBEAN INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

(Stated in US Dollars)

14.	RELATED PARTIES TRANSACTIONS (Continued)

B)	Heilongjiang Yanglin Group Seed Co. Ltd.

Heilongjiang Yanglin Group Seed Co. Ltd. “Yanglin Seed Co.”, which is wholly owned and managed by Mr. Shulin Liu, our chief executive officer, is an affiliate of the Company. Yanglin Seeds Co. supplies the farmers with “Yanglin” brand soybean seeds which provide higher oil yield. Pursuant to annual intentional supply agreements with the Company, the farmers sell the harvested soybeans to Yanglin. Yanglin Seeds Co. extends favorable commercial terms to these farmers, such as competitive price, for them to purchase “Yanglin” soybean seeds. Meanwhile, Yanglin offers cash-upon-delivery payment terms to the farmers for purchases of the harvested soybeans grown from “Yanglin” soybean seeds. These arrangements ensure that we maintain good relations with our suppliers, enjoy a stable supply of soybeans that meet our high quality standards. There was no related party transaction or commitment between Yanglin Seed Co. and the Group in 2011 and 2010.

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

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

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

	Number of warrants
Series of warrant	12/31/2011	12/31/2010	Exercise price	Contractual term	Expiration Date
Series A	10,000,000	10,000,000	$2.75	5 years	October 2, 2012
Series B	5,000,000	5,000,000	$3.50	5 years	October 2, 2012
Series J	0	0	$2.37	1.5 years	April 3, 2009
Series C	0	0	$3.03	5 years	April 3, 2009
Series D	0	0	$3.85	5 years	April 3, 2009
Series E	1,000,000	1,000,000	$2.58	5 years	October 2, 2012
Series F	500,000	500,000	$3.01	5 years	October 2, 2012
Total	16,500,000	16,500,000

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

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

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

Each share of Series A Convertible Preferred Shares is convertible into one share of Common Stock, subject to standard adjustment provisions as set forth in the Certificate of Designations for our Series A Convertible Preferred Shares,

During the year ended December 31, 2011, 400,000 shares of Series A Convertible Preferred Stock were converted into 400,000 shares of common stock. No conversion was recorded during the year ended December 31, 2010.

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

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

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

YANGLIN SOYBEAN INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

(Stated in US Dollars)

15.	CONVERTIBLE PREFERRED STOCK AND WARRANTS (Continued)

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

As such, effective January 1, 2009, the Company reclassified the fair value of these warrants from equity to liability, as if these warrants were treated as a derivative liability since their issuance in October 2007. On January 1, 2009, the Company recorded as a cumulative effect adjustment by decreasing additional paid-in capital amounting to $15,003,941 and decreasing beginning retained earnings amounting to $72,047,158 and recording $87,051,099 as a warrant liability to recognize the fair value of such warrants on January 1, 2009. The fair value of the warrants was $1,850,000 and $1,050,000 on December 31, 2011 and 2010 respectively. The Company recognized $800,000 as loss and $26,523,698 as income from the change in fair value of warrants for the year ended December 31, 2011 and 2010.

Since December 31, 2011, the Company adopted the lattice valuation method to improve the valuation of the existing warrants with early exercise rights and down ratchet exercise price reset provision. The change is accounted for as change in accounting estimates. As opposed to closed form model like Black Scholes which assumes warrants be exercised on expiry date, the lattice model assumes a low probability of early exercise due to declining stock prices and sample different price paths using Monte Carlo simulation.

The following assumptions provide information regarding the warrants as of December 31, 2011:

December 31, 2011
Common stock issuable upon exercise of warrants	15,000,000
Market value of common stock on measurement date (1)	$0.64
Adjusted Exercise price	$2.61-$3.30
Risk free interest rate (2)	0.12%
Warrant lives in years	0.77
Expected volatility (3)	143%
Expected dividend yield (4)	0%
Assumed offering price range per unit over next two years	$0.25-$2.15
Assumed number of units sold in the offering	500,000-10,000,000

YANGLIN SOYBEAN INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

(Stated in US Dollars)

15.	CONVERTIBLE PREFERRED STOCK AND WARRANTS (Continued)

(1)	The market value of common stock are the stock price at the close of trading on the date of December 31, 2011.
(2)	The risk-free interest rate was determined by management using the 2 year Treasury Bill as of December 31, 2011.
(3)	Expected volatility is based on average volatility of historical share trade information. The Company believes this method produces an estimate that is representative of the Company’s expectations of future volatility over the expected term of the warrants.
(4)	Management determined the dividend yield to be 0% based upon its expectation that it will not pay dividends for the foreseeable future.

YANGLIN SOYBEAN INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

(Stated in US Dollars)

15.	CONVERTIBLE PREFERRED STOCK AND WARRANTS (Continued)

SERIES B

Series B Convertible Preferred Stock has par value of $0.001 per share and each share of the Series B Convertible Preferred Shares is convertible into one share of the Common Stock, subject to standard adjustment provisions in the Certificate of Designations for Series B Convertible Preferred Shares.

After the expiration of the Series J Warrants on April 3, 2009, all of the unissued Series B convertible Preferred Shares were cancelled and reverted to the status of authorized but unissued preferred stock, undesignated as to series and subject to reissuance as shares of preferred stock of any one or more series as permitted by the Articles of Incorporation. There were no issued and outstanding shares of Series B Convertible Preferred Shares as of December 31, 2011 and 2010.

The following table summarizes warrant activity for the years ended December 31, 2011 AND 2010:

	Warrants	Weighted-average exercise price	Aggregate Intrinsic Value

Outstanding at December 31, 2010	16,500,000	$2.97	$
Issued	-	-
Exercised	-	-
Expired
Outstanding at December 31, 2011	16,500,000	$2.97		$-

The terms of outstanding warrants as of December 31, 2011 are as follows:

	Warrants outstanding			Warrants exercisable
Range of exercise prices	Number outstanding	Weighted average remaining contractual life (years)	Weighted average exercise price	Number exercisable	Weighted average exercise price

$2.75-$3.50	16,500,000	$0.77	$$2.97	16,500,000	$2.97

YANGLIN SOYBEAN INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

(Stated in US Dollars)

15.	CONVERTIBLE PREFERRED STOCK AND WARRANTS (Continued)

Fair Value on a Recurring Basis

The following table sets forth, by level within the fair value hierarchy, the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2011:

Fair Value Measurements at December 31, 2011
Quoted Prices
	In Active	Significant		Total
	Markets for	Other	Significant	Carrying
	Identical	Observable	Unobservable	Value as of
	Assets	Inputs	Inputs	December
Description	(Level 1)	(Level 2)	(Level 3)	31, 2011
Derivative warrant instruments	$-	$-	$1,850,000	$1,850,000
Total	$-	$-	$1,850,000	$1,850,000

YANGLIN SOYBEAN INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

(Stated in US Dollars)

16.	STOCK OPTIONS

At the time the Company appointed Mr. Michael Marks as an independent director, the Company agreed to grant Mr. Marks, as part of his compensation, 20,000 stock options annually. The stock options will be granted at the end of each quarter with the exercise price being the stock price at the last trading day of the quarter. During the year ended December 31, 2011, the Company granted an aggregate of 15,000 options to an independent director in connection with his service in 2011 as he has resigned his position in October 2011. The options have exercise price ranges from $0.30-$3.10 per share and are fully vested on the date of grant.

The Company valued the stock options by the Black Scholes model with the following assumptions:

Number of Options Issued	Expected Term	Expected Volatility	Dividend Yield	Risk Free Interest Rate	Grant Date Fair Value

5,000	5	105%	0%	2.54%	$11,292
5,000	5	105%	0%	2.31%	$11,646
5,000	5	105%	0%	2.69%	$11,117
5,000	5	105%	0%	2.55%	$10,126
5,000	5	105%	0%	1.79%	$8,603
5,000	5	105%	0%	1.27%	$3,761
5,000	5	105%	0%	2.01%	$1,123
5,000	5	105%	0%	2.24%	$3,567
5,000	5	105%	0%	1.76%	$1,309
5,000	5	105%	0%	0.96%	$4,605
50,000					$67,149

The following is a summary of the option activity:

	Options	Weighted-average exercise price	Aggregate Intrinsic Value

Outstanding at December 31, 2009	15,000	3.02	$-
Issued	20,000	1.58	-
Exercised	-	-	-
Expired	-	-	-
Outstanding at December 31, 2010	35,000	$2.19	$-
Issued	15,000	0.85	-
Exercised	-	-	-
Expired	-	-	-
Outstanding at December 31, 2011	50,000	$1.79	$-

YANGLIN SOYBEAN INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

(Stated in US Dollars)

16.	STOCK OPTIONS (Continued)

Following is a summary of the status of options outstanding at December 31, 2011:

	Options outstanding			Options exercisable
Range of exercise prices	Number outstanding	Weighted average remaining contractual life (years)	Weighted average exercise price	Number exercisable	Weighted average exercise price

$0.30-$3.10	50,000	3.63	$1.79	50,000	$1.79

For the year ended December 31, 2011 and 2010, the Company recognized $9,480 and $23,613 as compensation expense for the stock options granted to the independent director, respectively.

17.	EARNINGS PER SHARE

The calculation of the basic and diluted earnings per share attributable to the common stock holders is based on the following data:

	2011	2010

Numerator
(Loss)Earnings:
(Loss)Earnings for the purpose of basic earnings per share	$(14,963,711)	$17,193,112
Effect of dilutive potential common stock		-
(Loss)Earnings for the purpose of dilutive earnings per share	$(14,963,711)	$17,193,112

Denominator
Number of shares:
Weighted average number of common stock for the purpose of basic earnings per share	20,481,557	20,465,119
Effect of dilutive potential common stock - conversion of convertible preferred stock	9,134,883	9,534,883
Effect of dilutive potential common stock - conversion of warrants	4,397	556
Anti-dilutive effect of preferred stock and warrants	(9,139,280)
Weighted average number of common stock for the purpose of dilutive earnings per share	20,481,557	30,000,558

YANGLIN SOYBEAN INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

(Stated in US Dollars)

18.	INCOME TAXES

(a)	Corporate Income Tax (“CIT”)

The Company has not recorded a provision for U.S. federal income tax for the year ended December 31, 2011 due to the cumulative net operating loss in the United States.

Faith Winner (BVI) was incorporated in the British Virgin Islands and is not subject to income taxes under the current laws of the British Virgin Islands.

WFOE and Yanglin

On March 16, 2007, the National People’s Congress of China approved the new Corporate Income Tax Law of the PRC (New CIT Law), which is effective from January 1, 2008.

Prior to January 1, 2008, the CIT rates applicable to our subsidiaries in the PRC ranged from 0% to 33%. After January 1, 2008, under the New CIT Law, the statutory corporate income tax rate applicable to most companies is 25% instead of the old tax rate of 33%. The tax rate applicable to WFOE and Yanglin is 25%. Yanglin has been named as a National Key Leading Enterprise in Agriculture and awarded a tax exemption through 2011 by the PRC central government.  For year 2011’s tax exemption, a review by the local tax authority of the PRC is also required.

In accordance with the New CIT Law, enterprises established under the laws of foreign countries or regions and whose “place of effective management” is located within the PRC territory are considered PRC resident enterprises and subject to the PRC income tax at the rate of 25% on worldwide income. The definition of “place of effective management” refers to an establishment that exercises, in substance, overall management and control over the production and business, personnel, accounting, properties, etc. of an enterprise. As of December 31, 2011, no detailed interpretation of guidance has been issued to define “place of effective management”.  Furthermore, as of December 31, 2011, the administrative practice associated with interpreting and applying the concept of “place of effective management” is unclear. If the Company’s non-PRC incorporated entities are deemed PRC tax residents, such entities would be subject to PRC tax under the New CIT Law. The Company has analyzed the applicability of this law, as of December 31, 2011, and the Company has not accrued for PRC tax on such basis. The Company will continue to monitor changes in the interpretation or guidance of this law.

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

YANGLIN SOYBEAN INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

(Stated in US Dollars)

18.	INCOME TAXES (Continued)

Income before income taxes:

	2011	2010

Non-PRC	$(95,480)	$26,309,004

PRC	(10,349,455)	(9,115,892)
Total	$(10,444,935)	$17,193,112

There is no income tax expense for the years ended December 31, 2011 and 2010.

A reconciliation between the income tax expense computed at the U.S. statutory rate and the Group’s provision for income tax is as follows:

	2011	2010

U.S. statutory rate	34%	34%
PRC Enterprise Income Tax	(25)%	(25)%
Permanent differences	(34)%	(34)%
Change in valuation allowance	25%	25%
Tax exemption in PRC	-	-
Provision for income tax	-	-

The tax effects of temporary differences and loss carry forwards that give rise to significant portions of deferred tax assets at December 31, 2011 and 2010 were as follows:

	2011	2010

Deferred tax assets
Fixed assets	$1,160,907	$210,944
Intangible assets	33,940	33,334
Assets held for sale	310,607	298,708
Net operating loss	10,894,207	6,106,562
Other	25,187	30,900
Gross deferred tax assets	12,424,848	6,680,448
Valuation allowance	(12,424,848)	(6,680,448)
Total deferred tax assets	$-	$-

YANGLIN SOYBEAN INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

(Stated in US Dollars)

18.	INCOME TAXES (Continued)

As of December 31, 2011, the Company intends to permanently reinvest the undistributed earnings from its foreign subsidiaries to fund future operations. The amount of unrecognized deferred tax liabilities for temporary differences related to investments in foreign subsidiaries is not determined because such a determination is not practicable.

In assessing the realizability of deferred tax assets, the Company has considered whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company records a valuation allowance to reduce deferred tax assets to a net amount that management believes is more-likely-than-not realizable based on the weight of all available evidence. As of December 31, 2011, the Company recorded a full valuation allowance against the deferred tax assets. The valuation allowance recognized was $ 5,744,400 during 2011.

The Group has open tax years from year 2006 to 2009 with the U.S. and the PRC taxing authorities.  As of December 31, 2011, the Group had net operating tax losses carried forward of $ $44,106,798, which includes $ 1,668,386 and $42,438,412 in the US and PRC, respectively. Those losses carried forward in the US will expire between years 2013 and 2029. Those losses carried forward in the PRC will expire between years 2013 and 2016.

(b)	Uncertain Tax Provision

For the year ended December 31, 2011, there is no unrecognized tax benefit. Management does not anticipate any potential future adjustments in the next twelve months which would result in a material change to its financial tax position.  As of December 31, 2011 and 2010, the Group did not accrue any interest and penalties.

19.	VARIABLE INTEREST ENTITY

The Company, as a primary beneficiary of Yanglin, consolidates Yanglin, as a Variable Interest Entity (“VIE”), of which we are the primary beneficiary. The liabilities recognized as a result of consolidating a VIE do not represent additional claims on our general assets; rather, they represent claims against the specific assets of the consolidated VIE. Conversely, assets recognized as a result of consolidating a VIE do not represent additional assets that could be used to satisfy claims against our general assets. Reflected in the December 31, 2011 and 2010 balance sheets are consolidated VIE assets of $66.1 and $81.6million, respectively, which are comprised mainly of cash, inventory and property and equipment. VIE liabilities mainly consist of short term bank loans and payables for working capital.

YANGLIN SOYBEAN INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

(Stated in US Dollars)

20.	PARENT-ONLY FINANCIAL STATEMENTS

As mentioned in note 1 to the consolidated financial statements, as a result of entering into the contractual agreements, WFOE is deemed to control Yanglin as a Variable Interest Entity. These agreements may have restrictions on the ability of Yanglin to transfer funds to the Company through intercompany loans, advances and cash dividends which consist of additional paid in capital, statutory reserves and retained earnings of $28,895,167 and $42,788,182 respectively as at December 31, 2011 and 2010.

The following tables present unconsolidated financial information of the Company only:

Balance Sheets as of December 31, 2011 and 2010

	2011	2010
Cash – restricted	$247,961	$247,961
Other prepayment		-
Investments in subsidiaries	38,664,554	50,861,016

Total assets	$38,912,515	$51,108,977

Other current liabilities	$476,656	$292,584
Warrant liabilities	1,850,000	1,050,000

Total liabilities	2,326,656	1,342,584

Total shareholders’ equity	36,585,859	49,766,393

Total liabilities and shareholders’ equity	$38,912,515	$51,108,977

Statements of Operations and Comprehensive Income for the years ended December 31, 2011 and 2010

	2011	2010
Investment (loss) income	$(12,110,462)	$(7,362,045)
General and administrative expenses	(268,053)	(214,694)
(Loss) income from operations before income taxes	(12,378,514)	(7,576,739)
Other income (expenses)
Change in fair value of warrants	(800,000)	26,523,698
Income before income taxes	(13,178,514)	18,946,959
Income taxes	-	-
Net income	$(13,178,514)	$18,946,959

(3) Exhibits

The following exhibits are filed as part of this Annual Report on Form 10-K:

3.1	Amended and Restated Articles of Incorporation incorporated by reference to the exhibit of the same number to our registration statement on Form S-1 filed with the SEC on June 12, 2009.

3.2	Restated Articles of Incorporation incorporated by reference to the exhibit of the same number to our registration statement on Form S-1 filed with the SEC on May 12, 2008.

3.3	Specimen of Common Stock certificate incorporated by reference to the exhibit of the same number to our report on Form 8-k filed with the SEC on October 10, 2007.

3.4	Certificate of Designations authorizing the Series A Convertible Preferred Stock incorporated by reference to the exhibit of the same number to our report on Form 8-k filed with the SEC on October 10, 2007.

3.5	Certificate of Designations authorizing the Series B Convertible Preferred Stock incorporated by reference to the exhibit of the same number to our report on Form 8-k filed with the SEC on October 10, 2007.

4.1	Form of Series A Warrant incorporated by reference to the exhibit of the same number to our report on Form 8-k filed with the SEC on October 10, 2007.

4.2	Form of Series B Warrant incorporated by reference to the exhibit of the same number to our report on Form 8-k filed with the SEC on October 10, 2007.

4.3	Form of Series J Warrant incorporated by reference to the exhibit of the same number to our report on Form 8-k filed with the SEC on October 10, 2007.

4.4	Form of Series C Warrant incorporated by reference to the exhibit of the same number to our report on Form 8-k filed with the SEC on October 10, 2007.

4.5	Form of Series D Warrant incorporated by reference to the exhibit of the same number to our report on Form 8-k filed with the SEC on October 10, 2007.

4.6	Form of Series E Warrant issued to Kuhns Brothers, Inc. incorporated by reference to the exhibit of the same number to our report on Form 8-k filed with the SEC on October 10, 2007.

4.7	Form of Series F Warrant issued to Mass Harmony Asset Management Limited incorporated by reference to the exhibit of the same number to our report on Form 8-k filed with the SEC on October 10, 2007.

4.8	Registration Rights Agreement dated October 3, 2007, by and among the Company and the Purchasers, incorporated by reference to the exhibit of the same number to our report on Form 8-k filed with the SEC on October 10, 2007.

4.9	Series J Registration Rights Agreement dated October 3, 2007, by and among the Company, Vision Opportunity Master Fund Ltd., Sansar Capital Special Opportunity Master Fund, LP (Cayman Master) and Vicis Capital Master Fund, incorporated by reference to the exhibit of the same number to our report on Form 8-k filed with the SEC on October 10, 2007.
4.10	Lock-Up Agreement, dated as of October 3, 2007, by and among the Company and Winner State (BVI), incorporated by reference to the exhibit of the same number to our report on Form 8-k filed with the SEC on October 10, 2007.

4.11	Share Exchange Agreement, dated as of October 3, 2007 between the Company, Winner State (BVI), Fang Chen, Yang Miao and Ying Zhang, incorporated by reference to the exhibit of the 10.1 to our report on Form 8-k filed with the SEC on October 10, 2007.

4.12	Series A Convertible Preferred Stock Purchase Agreement, dated as of October 3, 2007 between the Company and the Purchasers, incorporated by reference to the exhibit of 10.2 to our report on Form 8-k filed with the SEC on October 10, 2007.

4.13	Securities Escrow Agreement, dated October 3, 2007, by and between the Company, Vision Opportunity Master Fund, Ltd as representative of the Purchasers, Winner State (BVI) and Loeb & Loeb LLP, as escrow agent, incorporated by reference to the exhibit of 10.3 to our report on Form 8-k filed with the SEC on October 10, 2007.

4.14	Investor and Public Relations Escrow Agreement dated October 3, 2007, by and between the Company, Vision Opportunity Master Fund, Ltd. and Loeb & Loeb LLP, as escrow agent incorporated by reference to the exhibit of the same number to our registration statement on Form S-1 filed with the SEC on May 12, 2008.

10.1	Consulting Agreement, dated as of October 3, 2007, by and among the Company and Glenn A. Little, incorporated by reference to the exhibit of 10.4 to our report on Form 8-k filed with the SEC on October 10, 2007.

10.2	Engagement Letter Agreement, dated December 12, 2006, by and between Yanglin and Kuhns Brothers, Inc, incorporated by reference to the exhibit of 10.5 to our report on Form 8-k filed with the SEC on October 10, 2007.

10.3	Mass Harmony Financial Consulting Agreement (MHA Agreement), dated November 2, 2006 by and between Yanglin and Mass Harmony Asset Management Limited, incorporated by reference to the exhibit of 10.6 to our report on Form 8-k filed with the SEC on October 10, 2007.

10.4	The Consignment Agreements, dated as of September 1, 2007, incorporated by reference to the exhibit of 10.7 to our report on Form 8-k filed with the SEC on October 10, 2007.

10.5	Exclusive Purchase Option Agreement, dated as of September 24, 2007, incorporated by reference to the exhibit of 10.8 to our report on Form 8-k filed with the SEC on October 10, 2007.

10.6	Registered Trademark Transfer Agreement, dated as of September 24, 2007, incorporated by reference to the exhibit of 10.9 to our report on Form 8-k filed with the SEC on October 10, 2007.

10.7	Trademark Licensing Agreement, dated as of September 24, 2007, incorporated by reference to the exhibit of 10.10 to our report on Form 8-k filed with the SEC on October 10, 2007.

10.8	Consigned Management Agreement, dated as of September 24, 2007, incorporated by reference to the exhibit of 10.11 to our report on Form 8-k filed with the SEC on October 10, 2007.

10.9	Loan Agreement, dated as of September 24, 2007, incorporated by reference to the exhibit of 10.12 to our report on Form 8-k filed with the SEC on October 10, 2007.

10.10	Form of soybean purchase contract incorporated by reference to the same number to our report on Form 10-k filed with the SEC on March 31, 2008

10.11	Form of sales contract for soybean product incorporated by reference to the same number to our report on Form 10-k filed with the SEC on March 31, 2008

10.12	Employment Contract-Shulin Liu as of Sept. 24, 2007 incorporated by reference to the same number to our report on Form 10-k filed with the SEC on March 31, 2008.

10.13	Employment Contract-Shaocheng Xu as of Sept. 24, 2007 incorporated by reference to the same number to our report on Form 10-k filed with the SEC on March 31, 2008.

10.14	Employment Contract-Zongtai Guo as of Sept. 24, 2007 incorporated by reference to the same number to our report on Form 10-k filed with the SEC on March 31, 2008.

10.15	Approval of Credit Line from The PRC Agricultural Development Bank dated October 18, 2008 incorporated by reference to exhibit 10.15 to our Registration Statement on Form S-1 (Amendment No. 4, file No. 333-150822) filed with the SEC on February 17, 2009.

10.16	English Translation of Consulting Agreement dated Nov. 2, 2006 between the Company and Mass Harmony Management Ltd incorporated by reference to the exhibit 10.15 to our registration statement on Form S-1 filed with the SEC on May 12, 2008.

10.17	Agreement dated December 31, 2008 by and among the Company and the Holders incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed with the Securities and Exchange Commission on February 10, 2009.

10.18	English Translation of Credit Line Approval Document incorporated by reference to the exhibit 10.17 to our registration statement on Form S-1 filed with the SEC on May 12, 2008.

10.19	Approval of Credit Line from China Agricultural Development Bank dated October 18, 2008 incorporated by reference to exhibit 10.15 to our Registration Statement on Form S-1 (Amendment No. 4, file No. 333-150822) filed with the SEC on February 17, 2009.

10.20	Agreement among the Company and Vision Opportunity Master Fund, Ltd. and certain other investors dated December 31, 2008 incorporated by reference to exhibit 10.1 to our report on Form 8-K filed with the SEC on February 10, 2009.

10.21	Waiver and Release among the Company and Vision Opportunity Master Fund, Ltd. and certain other investors dated December 31, 2008 incorporated by reference to exhibit 10.2 to our report on Form 8-K filed with the SEC on February 10, 2009.

10.22	Amendment to Exclusive Purchase Option Agreement, dated as of April 3, 2009 incorporated by reference to Form 10-K filed with the SEC on April 13, 2009.

10.23	Amendment to Consigned Management Agreement, dated as of April 3, 2009 incorporated by reference to Form 10-K filed with the SEC on April 13, 2009.

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

10.26

Employment Agreement by and between the Company and Yang Nan, dated as of December 26, 2011 incorporated by reference to exhibit 10.1 to our current report on Form 8-K/A filed with the SEC on January 12, 2012.

10.27

Salary Offer Letter by and between Yanglin Soybean, Inc. and Yang Nan, dated as of December 26, 2011 incorporated by reference to exhibit 10.2 to our current report on Form 8-K/A filed with the SEC on January 12, 2012.

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

73

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

YANGLIN SOYBEAN, INC.
(Registrant)

Dated: March 30, 2012	/s/ Shulin Liu
Shulin Liu

Chief Executive Officer,
Chairman of the Board

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Shulin Liu	Chief Executive Officer,	March 30, 2012
Shulin Liu	Chairman of the Board

/s/ Yang Nan	Chief Financial Officer	March 30, 2012
Yang Nan

/s/ Xiao Feng	Director	March 30, 2012
Xiao Feng

/s/ Zongtai Guo	Director	March 30, 2012
Zongtai Guo

