Form 10-Q
period 2012-03-31
Yanglin Soybean, Inc.
filed 2012-05-15
CIK 1368745

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

As of May 11, 2012, the Company had 20,865,119 shares of Common Stock, $0.001 par value per share, issued and outstanding.

Yanglin Soybean, Inc.

PART 1-FINANCIAL INFORMATION

ITEM 1-FINANCIAL STATEMENTS

YANGLIN SOYBEAN, INC.

CONSOLIDATED BALANCE SHEETS

AS AT MARCH 31, 2012 (UNAUDITED), AND DECEMBER 31, 2011

(Stated in US Dollars)

	March 31, 2012 (unaudited)	December 31, 2011
ASSETS
Current assets
Cash	$15,981,803	$16,882,123
Cash-restricted	247,961	247,961
Trade receivables, net	2,890,100	2,883,097
Inventories	6,063,362	5,023,011
Advances to suppliers	7,875,512	7,825,968
Prepaid VAT and other taxes	10,957,602	9,863,838
Other receivables and prepaid expenses	30,269	56,963

Total current assets	44,046,609	42,782,961

Property, plant and equipment, net	19,042,707	19,675,794
Intangible assets, net	4,254,243	4,285,356

TOTAL ASSETS	$67,343,559	$66,744,111

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Short-term bank loans	$25,481,839	$22,017,771
Loans from related parties – current	43,265	42,187
Accounts payable	184,479	11,203
Other payables	42	37
Customers deposits	1,000,089	1,073,348
Accrued liabilities	645,324	570,197
Current maturities of long-term debt	1,424,389	1,415,428
Warrant liability	-	1,850,000
Total current liabilities	28,779,427	26,980,171

Long-term liabilities
Long-term bank loan	2,848,777	2,830,856
Loan from related parties – non-current	185,589	195,141

TOTAL LIABILITIES	31,813,793	30,006,168

STOCKHOLDERS' EQUITY
Convertible preferred stock:
50,000,000 shares designated as Series A $0.001 par value, 9,134,883 and 9,134,883 shares issued and outstanding as of March 31, 2012 and December 31, 2011, respectively	9,135	9,135
Common stock:
$0.001 par value, 10,000,000,000 shares authorized; 20,865,119 and 20,865,119 shares issued and outstanding as of March 31, 2012 and December 31, 2011, respectively	20,865	20,865
Additional paid-in capital	27,932,842	27,932,842
Statutory reserves	5,628,636	5,628,636
Retained earnings (accumulated deficit)	(9,177,465)	(7,723,645)
Accumulated other comprehensive income	11,115,753	10,870,110

Total stockholders’ equity	35,529,766	36,737,943

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$67,343,559	$66,744,111

The accompanying notes are an integral part of these consolidated financial statements.

YANGLIN SOYBEAN, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME FOR

THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011(UNAUDITED)

(Stated in US Dollars)

	For the three months ended March 31
	2012	2011
Net sales	$47,656,839	$33,947,661
Cost of sales	(49,966,038)	(34,165,621)
Gross (loss)	(2,309,199)	(217,960)

Operating Expenses
Selling expenses	(62,220)	(65,570)
General and administrative expenses	(461,686)	(584,166)

Total operating expenses	(523,906)	(649,736)

(Loss) from operations	(2,833,105)	(867,696)

Interest expenses	(488,675)	(425,253)
Interest income	13,095	19,936
Other income	4,865	1,720
Changes in fair value of warrants	1,850,000	(4,029,661)

(Loss) income before income taxes	(1,453,820)	(5,300,954)

Income tax		-

Net income (loss)	(1,453,820)	(5,300,954)

Foreign currency translation adjustment	245,643	473,494
Comprehensive income (loss)	$(1,208,177)	$(4,827,460)

Earnings per share
Basic	$(0.07)	$(0.26)
Diluted	$(0.07)	$(0.26)

Weighted average shares outstanding
Basic	20,865,119	20,465,119
Diluted	30,000,002	30,003,317

The accompanying notes are an integral part of these consolidated financial statements.

YANGLIN SOYBEAN, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2012 (UNAUDITED)

(Stated in US Dollars)

	Preferred stock
	Series A		Common stock				(Accumulated	Accumulated
	Number of shares	Amount	Number of shares	Amount	Additional paid-in capital	Statutory reserves	deficit) retained earnings	other comprehensive income	Total
Balance, December 31, 2011	9,134,883	$9,135	20,865,119	$20,865	$27,932,842	$5,628,636	$(7,723,645)	$10,870,110	$36,737,943
Net income	-	-	-	-	-	-	(1,453,820)	-	(1,453,820)
Share-based compensation expense	-	-	-	-		-	-	-
Foreign currency translation adjustment	-	-	-	-	-	-	-	245,643	245,643
Balance, March 31, 2012	9,134,883	$9,135	20,865,119	$20,865	$27,932,842	$5,628,636	$(9,177,465)	$11,115,753	$35,529,766

The accompanying notes are an integral part of these consolidated financial statements.

YANGLIN SOYBEAN, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011 (UNAUDITED)

(Stated in US Dollars)

	For the three months ended
	March 31
	2012	2011
Cash flows from operating activities
Net income	$(1,453,820)	$(5,300,954)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	758,812	758,401
Amortization	58,331	56,001
Share-based compensation expense		3,379
Bad debt recovery	543	313
Change in fair value of warrants	(1,850,000)	4,029,661

Changes in operating assets and liabilities:
Trade receivable	11,267
Inventories	(1,010,105)	2,300,982
Advances to suppliers		2,721,221
Prepaid VAT and other taxes	(1,032,905)	(46,497)
Other receivables	26,553	14,490
Accounts payable	173,471	(37,183)
Other payables		-
Customers deposits	(80,178)	66,427
Accrued liabilities	72,142	(23,174)

Net cash provided by(used in) operating activities	(4,325,889)	4,543,067

Cash flows from investing activities
Purchase of property, plant and equipment	3	(2,294)
		-
Net cash used in investing activities	3	(2,294)

Cash flows from financing activities
Proceeds from bank loans		-
Cash-restricted		-
Principal payments for short-term bank loans	3,329,793	(760,884)
Principal payments for loans from related parties	(9,991)	(47,120)

Net cash flows provided by (used in) financing activities	3,319,802	(808,004)

Net increase in cash	(1,006,084)	3,732,769
Effect of foreign currency translation on cash	105,764	238,660
Cash- beginning of period	16,882,123	24,065,082
Cash- end of period	$15,981,803	$28,036,511

Supplementary cash flow information:
Interest paid	$488,675	$425,253

The accompanying notes are an integral part of these consolidated financial statements.

YANGLIN SOYBEAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011

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

The Company is in the business of manufacturing, distributing, and selling of non-genetically modified soybean products, including soybean oil, salad oil and soybean meal throughout the Province of Heilongjiang and other parts of People's Republic of China ("PRC").  The Company conducts its operations through the following subsidiaries: (a) a wholly-owned subsidiary in the British Virgin Islands: Faith Winner (BVI), (b) a wholly-owned subsidiary of Faith Winner (BVI) located in the PRC: Faith Winner (Jixian) Agriculture Development Company (“WFOE”) and (c) an entity located in the PRC: Yanglin Soybean Group Co., Ltd. (“Yanglin”), which is controlled by the Company through contractual arrangements with WFOE, as if Yanglin were a wholly-owned subsidiary of the Company.

The Company, its subsidiaries and Yanglin are collectively referred to as “the Group”.

Faith Winner (BVI) and WFOE each have entered into a series of agreements with Yanglin and as a result of such agreements WFOE gained control of all of Yanglin’s assets, management and business as if Yanglin were a wholly-owned subsidiary of WFOE. These agreements included a loan agreement, a consigned management agreement, two consignment agreements of equity interests, an exclusive purchase option agreement, a registered trademark transfer contract and a trademark licensing agreement. The consignment agreements were entered into on September 1, 2007, and the other agreements were all signed on September 24, 2007. The exclusive purchase option agreement and the consigned management agreement were amended as of April 3, 2009.  As described by the amendment, the exercise price of the exclusive purchase option shall be $17,000,000, or such greater amount as required by the then applicable Chinese law and regulations.  If WFOE elects to purchase the Equity Interests held by Shulin Liu and Huanqin Ding (collectively “the Shareholders”), all of the consideration net tax (the “ Consideration of Equity Transfer ” ) obtained by the Shareholders shall be used to repay Yanglin.  If WFOE elects to purchase the assets of Yanglin, Yanglin shall use all of the consideration net tax (the “Consideration of Assets Transfer” ) to repay WFOE. To the extent that the Consideration of Equity Transfer or Assets Transfer is greater than $17,000,000 as required by the then applicable law or for any other reasons, the excess shall be paid by Yanglin to WFOE as interest on the loan made under the Loan Agreement dated September 24, 2007 between WFOE and Yanglin.

YANGLIN SOYBEAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011

(UNAUDITED) (Stated in US Dollars)

1.	ORGANIZATION AND PRINCIPAL ACTIVITIES (Continued)

Pursuant to the above-mentioned agreements, WFOE made a loan (“the Loan”) of $17 million on October 10, 2007 and it was utilized by Yanglin for working capital needs. In return, the Company obtained management control and an exclusive right to acquire all of the equity of Yanglin. The rights of existing shareholders of Yanglin were assigned by the consignment of equity interests to Faith Winner (BVI). The exclusive purchase agreement and the loan agreement restrict both Yanglin and its shareholders from making any significant decisions, including but not limited to any amendments to the articles of association or rules of Yanglin, any change in registered capital, any transfer, mortgage or disposal of Yanglin’s assets or income in a way that would affect WFOE’s security interest, entering any material contract (exceeding RMB5 million in value) and distributing any dividends to the shareholders. Pursuant to the consigned management agreement between WFOE and Yanglin, Yanglin agreed to entrust the business operations of Yanglin and its management to WFOE until WFOE formally acquires all equity or substantially all the assets of Yanglin. Under the consigned management agreement as amended on April 3, 2009, WFOE will provide financial, technical and human resources management services to Yanglin which will enable WFOE to control Yanglin's operations, assets and cash flows. In turn, WFOE will be entitled to a management fee equal to 5% of Yanglin’s annual net sales on a yearly basis.

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

FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011

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

FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011

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

FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011

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

FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011

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

The exchange rates used to translate amounts in RMB into USD for the purposes of preparing the consolidated financial statements were as follows:

	March 31, 2012	December 31, 2011	March 31, 2011
The closing rate at RMB : USD exchange rate	6.3185	6.3585	6.5501
Average three-months ended RMB : USD exchange rate	6.3088	-	6.5713

The RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions.  There is no assurance that the RMB amounts could have been, or could be, converted into USD at the rates used in translation.

YANGLIN SOYBEAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011

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

Cost of sales consists primarily of direct material costs, direct labor cost, and applicable overhead costs attributable to the production of products.  Permanent write-down of inventory to the lower of cost or market value is also reflected in the cost of revenues. For the three months ended March 31, 2012 and 2011, there were no write-downs of inventories.

(n)	Advertising

The Group expenses all advertising expenses as incurred.  Advertising expenses included in selling expenses were both $0 for the three months ended March 31, 2012 and 2011, respectively.

(o)	Shipping and handling

All shipping and handling costs are expensed as incurred and included in selling expense.  Total shipping and handling expenses were $20,339 and $14,833 for the three months ended March 31, 2012 and 2011, respectively.

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

Full time employees in PRC entities participate in a government mandated multi-employer defined contribution plan pursuant to which certain pension benefits, medical care, unemployment insurance, employee housing fund and other welfare benefits are provided to employees. The PRC labor regulations require the Group to accrue for these benefits based on certain percentages of the employees' salaries. Management believes full time employees who have passed the probation period are entitled to such benefits.  The total provisions for employee pension were $48,435 and $41,114 the three months ended March 31, 2012 and 2011, respectively.

YANGLIN SOYBEAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011

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

FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011

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

The Company established a statutory surplus reserve as well as a statutory public welfare fund and commenced to appropriate 10% and 5%, respectively, of the PRC net income after taxation to these reserves. The amounts included in the statutory reserves consisted of surplus reserve of $3,752,424 and common welfare fund of $1,876,212 as of March 31, 2012 and December 31, 2011, respectively.

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

FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011

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

FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011

(UNAUDITED) (Stated in US Dollars)

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

FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011

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

In July 2011, the FASB issued Accounting Standards Update (ASU) No. 2011-06, Other Expenses (Topic 720): Fees Paid to the Federal Government by Health Insurers. This ASU amends the FASB Accounting Standards CodificationTM (Codification) to provide guidance about how health insurers should recognize and classify in their income statements fees mandated by the "Patient Protection and Affordable Care Act," as amended by the "Health Care and Education Reconciliation Act." ASU 2011-06 represents a consensus of the EITF on Issue No. 10-H, “Fees Paid to the Federal Government by Health Insurers.” ASU 2011-06 requires that the liability for the fee be estimated and recorded in full once the entity provides qualifying health insurance in the applicable calendar year in which the fee is payable with a corresponding deferred cost that is amortized to expense using a straight-line method of allocation unless another method better allocates the fee over the calendar year that it is payable. ASU 2011-06 is effective for calendar years beginning after December 31, 2013, when the fee initially becomes effective.

In July 2011, the FASB issued Accounting Standards Update (ASU) No. 2011-07, Health Care Entities (Topic 954): Presentation and Disclosure of Patient Service Revenue, Provision for Bad Debts, and the Allowance for Doubtful Accounts for Certain Health Care Entities. The ASU represents a consensus of the EITF on Issue No. 09-H, “Health Care Entities: Presentation and Disclosure of Net Revenue, Provision for Bad Debts, and the Allowance for Doubtful Accounts.” The amendments in this ASU require certain health care entities to change the presentation in their statement of operations by reclassifying the provision for bad debts associated with patient service revenue from an operating expense to a deduction from patient service revenue (net of contractual allowances and discounts). Additionally, those health care entities are required to provide enhanced disclosure about their policies for recognizing revenue and assessing bad debts. The amendments also require disclosures of patient service revenue (net of contractual allowances and discounts) as well as qualitative and quantitative information about changes in the allowance for doubtful accounts. For public entities, the amendments in this ASU are effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2011, with early adoption permitted. For nonpublic entities, the amendments are effective for the first annual period ending after December 15, 2012, and interim and annual periods thereafter, with early adoption permitted. The amendments to the presentation of the provision for bad debts related to patient service revenue in the statement of operations should be applied retrospectively to all prior periods presented. The disclosures required by the amendments in this ASU should be provided for the period of adoption and subsequent reporting periods.

YANGLIN SOYBEAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011

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

In September 2011, the FASB issued Accounting Standards Update (ASU) No. 2011-09, Compensation-Retirement Benefits-Multiemployer Plans (Subtopic 715-80): Disclosures about an Employer’s Participation in a Multiemployer Plan. ASU 2011-09 is intended to address concerns from various users of financial statements on the lack of transparency about an employer’s participation in a multiemployer pension plan. Users of financial statements have requested additional disclosure to increase awareness of the commitments and risks involved with participating in multiemployer pension plans. The amendments in this ASU will require additional disclosures about an employer’s participation in a multiemployer pension plan. Previously, disclosures were limited primarily to the historical contributions made to the plans. ASU 2011-09 applies to nongovernmental entities that participate in multiemployer plans. For public entities, ASU 2011-09 is effective for annual periods for fiscal years ending after December 15, 2011. For nonpublic entities, ASU 2011-09 is effective for annual periods for fiscal years ending after December 15, 2012. Early adoption is permissible for both public and nonpublic entities. ASU 2011-09 should be applied retrospectively for all prior periods presented.

In December 2011, the FASB issued Accounting Standards Update (ASU) No. 2011-10, Property, Plant, and Equipment (Topic 360): Derecognition of in Substance Real Estate-a Scope Clarification. ASU No. 2011-10 is intended to resolve the diversity in practice about whether the guidance in Subtopic 360-20, Property, Plant, and Equipment—Real Estate Sales, applies to a parent that ceases to have a controlling financial interest (as described in Subtopic 810-10, Consolidation—Overall) in a subsidiary that is in substance real estate as a result of default on the subsidiary’s nonrecourse debt. This Update does not address whether the guidance in Subtopic 360-20 would apply to other circumstances when a parent ceases to have a controlling financial interest in a subsidiary that is in substance real estate. ASU 2011-10 should be applied on a prospective basis to deconsolidation events occurring after the effective date; with prior periods not adjusted even if the reporting entity has continuing involvement with previously derecognized in substance real estate entities. For public entities, ASU 2011-10 is effective for fiscal years, and interim periods within those years, beginning on or after June 15, 2012. For nonpublic entities, ASU 2011-10 is effective for fiscal years ending after December 15, 2013, and interim and annual periods thereafter. Early adoption is permitted.

YANGLIN SOYBEAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011

(UNAUDITED) (Stated in US Dollars)

2.	GENERAL (Continued)

(x)	Recent accounting pronouncements (Continued)

In December 2011, the FASB issued Accounting Standards Update (ASU) No. 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities. ASU No. 2011-11 is intended to provide enhanced disclosures that will enable users of its financial statements to evaluate the effect or potential effect of netting arrangements on an entity’s financial position. This includes the effect or potential effect of rights of setoff associated with an entity’s recognized assets and recognized liabilities within the scope of this Update. The amendments require enhanced disclosures by requiring improved information about financial instruments and derivative instruments that are either (1) offset in accordance with either Section 210-20-45 or Section 815-10-45 or (2) subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset in accordance with either Section 210-20-45 or Section 815-10-45. An entity is required to apply the amendments for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented.

In December 2011, the FASB issued Accounting Standards Update (ASU) No. 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. ASU No. 2011-11 is intended to supersede certain pending paragraphs in Accounting Standards Update No. 2011-05,Comprehensive Income (Topic 220): Presentation of Comprehensive Income, to effectively defer only those changes in Update 2011-05 that relate to the presentation of reclassification adjustments out of accumulated other comprehensive income. The amendments will be temporary to allow the Board time to redeliberate the presentation requirements for reclassifications out of accumulated other comprehensive income for annual and interim financial statements for public, private, and non-profit entities. All other requirements in ASU No. 2011-05 are not affected by ASU No. 2011-12, including the requirement to report comprehensive income either in a single continuous financial statement or in two separate but consecutive financial statements. Public entities should apply these requirements for fiscal years, and interim periods within those years, beginning after December 15, 2011. Nonpublic entities should begin applying these requirements for fiscal years ending after December 15, 2012, and interim and annual periods thereafter.

YANGLIN SOYBEAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011

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

The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties.  As of March 31, 2012, the carrying amounts of financial assets and liabilities, such as cash and cash equivalents, accounts receivable, other receivables, short-term bank loans, accounts payable, and other payables, approximate their fair values because of the short maturity of these instruments and market rates of interest available to the Group.

YANGLIN SOYBEAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011

(UNAUDITED) (Stated in US Dollars)

4.	CREDIT RISK AND CUSTOMERS AND SUPPLIERS CONCENTRATIONS

Financial instruments which potentially expose the Group to concentrations of credit risk, are cash and accounts receivable as of March 31, 2012 and December 31, 2011. The Group performs ongoing evaluations of its cash position and credit evaluations of customers to ensure sound collections and minimize credit losses exposure.

CASH- U.S. ACCOUNTS– (RESTRICTED)

As of March 31, 2012 and December 31, 2011, respectively, the Group’s restricted cash of $247,961 and $247,961 was kept in bank account in the U.S. Cash accounts at financial institutions in the U.S. may exceed the federal depository insurance coverage limits. In October 2008, the FDIC increased its insurance from $100,000 per depositor to $250,000 and to an unlimited amount for non-interest bearing accounts. The coverage increase, which is temporary, extends through December 31, 2013 and June 30, 2010, respectively. All of the cash held in the U.S. is fully insured. In addition, there is no unrestricted cash in U.S. accounts.

CASH- PRC ACCOUNTS– (RESTRICTED AND UN-RESTRICTED)

As of March 31, 2012 and December 31, 2011, respectively, the Group’s cash was with banks in the PRC where there is currently no rule or regulation mandated on obligatory insurance of bank accounts.

SALES AND VENDOR CONCENTRATIONS

For the three months ended March 31, 2012 and 2011 respectively, all of the Group’s sales were generated within the PRC. In addition, all accounts receivable as of March 31, 2012 and December 31, 2011 are from entities within the PRC.

For the three months ended March 31, 2012 and 2011 respectively, no customer accounted for 10% or more of the Group’s revenue.

For the three months ended March 31, 2012 and 2011 respectively, no vendor accounted for 10% or more of the Group’s purchases.

YANGLIN SOYBEAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011

(UNAUDITED) (Stated in US Dollars)

5.	CASH-RESTRICTED

Cash-restricted consists of the following at:

	March 31, 2012	December 31, 2011
	(unaudited)
Bank deposits held as collateral for bank loan – PRC	$-	$-
Bank deposits held in trust account – U.S.	247,961	247,961
Balance at the end of period	$247,961	$247,961

Cash-restricted maintained in a trust account in the United States is held for the purpose of payment for investor and public relations costs.

6.	INVENTORIES

Inventories consist of the following:

	March 31, 2012	December 31, 2011
	(unaudited)
Finished goods	$1,837,242	$1,429,425
Raw materials	4,226,120	3,593,586
Balance at the end of period	$6,063,362	$5,023,011

YANGLIN SOYBEAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011

(UNAUDITED) (Stated in US Dollars)

7.	OTHER RECEIVABLES AND PREPAID EXPENSES

Details of other receivables and prepaid expenses consist of the following:

	March 31, 2012	December 31, 2011
	(unaudited)
Advances for materials	$3,356	$3,334
Prepayment for customers’ transportation costs	15,302	45,391
Advances for travel	439	3,645
Prepaid service fee
Other	11,172	4,593
Balance at the end of period	$30,269	$56,963

8.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	March 31, 2012	December 31, 2011
	(unaudited)
Building	$8,966,550	$8,910,142
Machinery and equipment	23,696,843	23,547,772
Office equipment	115,454	114,728
Motor vehicles	1,454,516	1,445,366
	34,233,363	34,018,008
Less: accumulated depreciation	(15,190,656)	(14,323,2146)

Balance at the end of period	$19,042,707	$19,675,794

As of March 31, 2012, machinery and equipment with net book value of $5,414,321 and buildings with net book value of $1,468,883 of the Company were pledged as collateral under certain loan arrangements. These loans were primarily obtained for general working capital.

YANGLIN SOYBEAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011

(UNAUDITED) (Stated in US Dollars)

8.	PROPERTY, PLANT AND EQUIPMENT (Continued)

Temporarily Idle Assets

Included in the above balances of property, plant and equipment are assets deemed as temporarily idle by the management comprised of the following:

	March 31, 2012	December 31, 2011
	(unaudited)
Buildings	$955,241	$949,232
Machinery and equipment	4,146,554	4,120,469
	5,101,795	5,069,700
Less: accumulated depreciation	(1,293,439)	(1,285,302)
Less: fixed asstes impairment	(3,808,356)	(3,784,398)
Net book value	$-	$-

These assets belong to the powdered oil production line. They are temporarily idle because of technical issues in the formula. We are adjusting the formula and techniques used for powdered oil and expect to start formal production within a few months. If the production cannott be started as expected, we will consider disposal of these assets.

Depreciation expense is included in the consolidated statement of operations and comprehensive income as follows (unaudited):

	Three months ended March 31,
	2012	2011
Cost of sales and inventory	$565,274	$476,602
General and administrative expenses	193,538	281,799
Total depreciation expenses	$758,812	$758,401

YANGLIN SOYBEAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011

(UNAUDITED) (Stated in US Dollars)

9.	INTANGIBLE ASSETS

Intangible assets consist of the following:

Amortized intangible assets	January 1, 2012	Accumulated amortization	Foreign currency translation difference	March 31, 2012 (unaudited)
Land use rights	$4,306,011	(738,731)	27,259	$3,594,539
Railway use rights	1,289,612	(638,072)	8,164	659,704
Total amortized intangible assets	$5,595,623	(1,376,803)	35,423	$4,254,243

As of March 31, 2012, land use rights with net book value of $1,300,662 were pledged as collateral for certain loans.

There were no additions or disposals during the three months ended March 31, 2012.

Amortization expenses are included in the consolidated statement of operations and comprehensive income as follows:

	Three months ended March 31,
	2012	2011
	(unaudited)	(unaudited)
Selling expenses	$35,395	$33,981
General and administrative expenses	22,936	22,020
Total amortization expense	$58,331	$56,001

The estimated aggregate amortization expenses for intangible assets for the five succeeding years are as follows:

March 31,
2013	$232,968
2014	232,968
2015	232,968
2016	232,968
2017	232,968
Thereafter	3,089,403
$4,254,243

YANGLIN SOYBEAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011

(UNAUDITED) (Stated in US Dollars)

10.	SHORT-TERM BANK LOANS

(A)	Short-term bank loans consist of the following:

	March 31, 2012`	December 31, 2011	Collateral
	(unaudited)
Loans from Agricultural Development Bank of China, interest rates at 6.56% per annum, due July 23, 2012	7,913,271	7,863,489

Loans from Agricultural Development Bank of China, interest rates at 6.56% per annum, due August 10, 2012	6,330,616	6,290,792

Loans from Agricultural Development Bank of China, interest rates at 6.56% per annum, due September 06, 2012	3,165,308	3,145,396

Loans from Agricultural Development Bank of China, interest rates at 6.56% per annum, due September 14, 2012	3,165,308	3,145,396	Machinery and equipment and land use rights

Loans from Agricultural Development Bank of China, interest rates at 6.56% per annum, due October 12, 2012	1,582,654	1,572,698

Loans from Agricultural Development Bank of China, interest rates at 6.56% per annum, due October 16, 2012	2,215,716

Loans from Agricultural Development Bank of China, interest rates at 6.56% per annum, due January 16, 2013	1,108,966

Balance at end of period	$25,481,839	$22,017,771

These loans were obtained and used by Yanglin for working capital. Interest expense for the three months ended March 31, 2012 and 2011 were $421,726 and $317,335, respectively.

(B)	Credit lines

The Group has a credit line facility with the availability to borrow up to $25.04million (equivalent to RMB 159million) with Agricultural Development Bank of China (the “Bank”).

YANGLIN SOYBEAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011

(UNAUDITED) (Stated in US Dollars)

11.	OTHER PAYABLES

Other payables consist of the following:

	March 31, 2012	December 31, 2011
	(unaudited)
Due for construction	$-	$-
Others	42	37
Balance at the end of period	$42	$37

12.	LONG-TERM BANK LOAN

Long-term bank loans consist of the following:

	March 31, 2012	December 31, 2011	Collateral
	(unaudited)
Loans from Agricultural Development Bank of China, interest rates at 5.76% per annum, due August 26, 2014	$4,273,166	$4,246,284	Building, machinery and equipment and land use rights
Current maturities of long-term debt	(1,424,389)	(1,415,428)
Balance at the end of period	$2,848,777	$2,830,856

These loans were obtained and used by Yanglin for upgrading its products and expanding storage facilities. Interest expense for the three months ended March 31, 2012 and 2011 was $61,628 and $102,263, respectively.

The future principal payments under the bank loans are as follows:

For the twelve months ended March 31,
2012	1,424,388
2013	1,424,389
2014	1,424,389
Total	4,273,166

YANGLIN SOYBEAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011

(UNAUDITED) (Stated in US Dollars)

13.	RELATED PARTIES TRANSACTIONS

(A)	Loans from related parties consist of the following:

	March 31, 2012	December 31, 2011
	(unaudited)
Loans from certain employees, interest rates at 7.722% and 9.405% per annum respectively, with various installments, due October 28, 2016	$228,854	$237,328

Current portion due within one year	(43,265)	(42,187)
	$185,589	$195,141

These loans were obtained and used by Yanglin for working capital. Interest paid for the three months ended March 31, 2012 and 2011 was $5,321 and $5,655, respectively.

YANGLIN SOYBEAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011

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

The future principal payments under the bank loans are as follows:

For the twelve months ended March 31,
2013	43,265
2014	46,669
2015	50,342
2016	54,306
2017	34,272
Thereafter	0
Total	$228,854

(B)	Heilongjiang Yanglin Group Seed Co. Ltd.

Heilongjiang Yanglin Group Seed Co. Ltd. “Yanglin Seed Co.”, which is wholly owned and managed by Mr. Shulin Liu, the Company’s chief executive officer, is an affiliate of the Company. Yanglin Seeds Co. supplies the farmers with “Yanglin” brand soybean seeds which provide higher oil yield. Pursuant to annual supply agreements with the Company, the farmers sell the harvested soybeans to Yanglin. Yanglin Seeds Co. extends favorable commercial terms to these farmers, such as competitive price, for them to purchase “Yanglin” soybean seeds. Meanwhile, Yanglin offers cash-upon-delivery payment terms to the farmers for purchases of the harvested soybeans grown from “Yanglin” soybean seeds. These arrangements ensure that we maintain good relations with our suppliers, and enjoy a stable supply of soybeans that meet our high quality standards. There was no related party transaction or commitment between Yanglin Seed Co. and the Group as of March 31, 2012 and for the three months ended March 31, 2012 and 2011, respectively.

YANGLIN SOYBEAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011

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

	Number of warrants
Series of warrant	3/31/2012	12/31/2011	3/31/2011	Exercise price	Contractual term	Expiration Date
Series A	10,000,000	10,000,000	10,000,000	$2.75	5 years	October 2, 2012
Series B	5,000,000	5,000,000	5,000,000	$3.50	5 years	October 2, 2012
Series E	1,000,000	1,000,000	1,000,000	$2.58	5 years	October 2, 2012
Series F	500,000	500,000	500,000	$3.01	5 years	October 2, 2012
Total	16,500,000	16,500,000	16,500,000

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

FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011

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

Each share of Series A Convertible Preferred Shares is convertible into one share of Common Stock, subject to standard adjustment provisions as set forth in the Certificate of Designations for our Series A Convertible Preferred Shares,

No conversion was recorded during the three months ended March 31, 2012 and during the year ended December 31, 2011.

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

FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011

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

In exchange for the waiver and release of the liquidated damages, the Company entered into an Agreement dated December 31, 2008 (the Agreement). Under terms of the Agreement, the Company agreed to hire and engage, by February 28, 2009, three (3) independent directors as defined by NASDAQ Rule 4200(a)(15) and who are acceptable to the Holders. Further, the Company shall comply with all of the provisions of NASDAQ Rule 4350 by February 28, 2009. If these requirements are not met, the Company shall pay to each Holder five percent (5%) of its initial investment under the Securities Purchase Agreement by and among the Company and the Holders dated October 3, 2007. On February 27, 2009, the Company signed an addendum to the Agreement with the Holders, which extended the deadline for hiring and engaging three (3) independent directors to March 13, 2009. On March 9, 2009, the Company adopted a form of new Bylaws, appointed three (3) independent directors, established three (3) standing committees under the Board of Directors (audit committee, compensation committee and governance and nominating committee), and approved the articles of the three (3) above mentioned standing committees and the Code of Conduct and Ethics, and thus has been compliant with the provisions of NASDAQ Rule 4350. In addition, the Company agreed to effect and announce, no later than June 30, 2009, a change to the Company’s current independent audit firm and engage a new independent audit firm listed as a Top 10 audit firm according to Public Accounting Report’s 2008 Annual Audit Rankings to audit the 2009 financial statements and review the interim financial statements.  The Company has engaged UHY LLP, Inc. as its independent audit firm starting with the quarter ended June 30, 2009.

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

FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011

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

As such, effective January 1, 2009, the Company reclassified the fair value of these warrants from equity to liability, as if these warrants were treated as a derivative liability since their issuance in October 2007. On January 1, 2009, the Company recorded as a cumulative effect adjustment by decreasing additional paid-in capital amounting to $15,003,941 and decreasing beginning retained earnings amounting to $72,047,158 and recording $87,051,099 as a warrant liability to recognize the fair value of such warrants on January 1, 2009. The fair value of the warrants was $5,079,661 and $1,050,000 on March 31, 2011 and December 31, 2010 respectively. The Company recognized $1,850,000 and $(4,029,661) as income (loss) from the change in fair value of warrants for the three months ended March 31, 2012 and 2011.

As of March 31, 2012 and December 31, 2011, the Company adopted the lattice valuation method to improve the valuation of the existing warrants with early exercise rights and down ratchet exercise price reset provision. The change is accounted for as change in accounting estimates. As opposed to closed form model like Black Scholes which assumes warrants be exercised on expiry date, the lattice model assumes a low probability of early exercise due to declining stock prices and sample different price paths using Monte Carlo simulation.

The following assumptions provide information regarding the warrants as following:

	March 31, 2012	December 31, 2011
Common stock issuable upon exercise of warrants	15,000,000	15,000,000
Market value of common stock on measurement date (1)	$0.05	$0.64
Adjusted Exercise price	$2.61-$3.30	$2.61-$3.30
Risk free interest rate (2)	0.12%	0.12%
Warrant lives in years	0.51	0.77
Expected volatility (3)	137%	143%
Expected dividend yield (4)	0%	0%
Assumed offering price range per unit over next two years	$0.25-$2.15	$0.25-$2.15
Assumed number of units sold in the offering	500,000-10,000,000	500,000-10,000,000

YANGLIN SOYBEAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011

(UNAUDITED) (Stated in US Dollars)

14.	CONVERTIBLE PREFERRED STOCK AND WARRANTS (Continued)

(1)	The market value of common stock are the stock price at the close of trading on the date of March 31, 2012 and December 31, 2011, respectively.

(2)	The risk-free interest rate was determined by management using the 2 year Treasury Bill as of March 31, 2012 and December 31, 2011.

(3)	Expected volatility is based on average volatility of historical share trade information. The Company believes this method produces an estimate that is representative of the Company’s expectations of future volatility over the expected term of the warrants.

(4)	Management determined the dividend yield to be 0% based upon its expectation that it will not pay dividends for the foreseeable future.

 SERIES B

Series B Convertible Preferred Stock has par value of $0.001 per share and each share of the Series B Convertible Preferred Shares is convertible into one share of the Common Stock, subject to standard adjustment provisions in the Certificate of Designations for Series B Convertible Preferred Shares.

After the expiration of the Series J Warrants on April 3, 2009, all of the unissued Series B convertible Preferred Shares were cancelled and reverted to the status of authorized but unissued preferred stock, undesignated as to series and subject to reissuance as shares of preferred stock of any one or more series as permitted by the Articles of Incorporation. There were no issued and outstanding shares of Series B Convertible Preferred Shares as of March 31, 2012 and December 31, 2011.

The following table summarizes warrant activity for the three months ended March 31, 2012 and the year ended December 31, 2011:

	Warrants	Weighted-average exercise price	Aggregate Intrinsic Value

Outstanding at December 31, 2011	16,500,000	$2.97	$-
Issued	-	-
Exercised	-	-
Expired
Outstanding at March 31, 2012	16,500,000	$2.97	$-

YANGLIN SOYBEAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011

(UNAUDITED) (Stated in US Dollars)

14.	CONVERTIBLE PREFERRED STOCK AND WARRANTS (Continued)

The terms of outstanding warrants as of March 31, 2012 are as follows:

	Warrants outstanding			Warrants exercisable
Range of exercise prices	Number outstanding	Weighted average remaining contractual life (years)	Weighted average exercise price	Number exercisable	Weighted average exercise price

$2.75-$3.50	16,500,000	$0.51	$2.97	16,500,000	$2.97

Fair Value on a Recurring Basis

The following table sets forth, by level within the fair value hierarchy, the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2012:

Fair Value Measurements at March 31, 2012
Quoted Prices
	In Active	Significant		Total
	Markets for	Other	Significant	Carrying
	Identical	Observable	Unobservable	Value as of
	Assets	Inputs	Inputs	March
Description	(Level 1)	(Level 2)	(Level 3)	31, 2012
Derivative warrant instruments	$-	$-	$0	$0
Total	$-	$-	$0	$0

YANGLIN SOYBEAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011

(UNAUDITED) (Stated in US Dollars)

15.	STOCK OPTIONS

At the time the Company appointed Mr. Michael Marks as an independent director, the Company agreed to grant Mr. Marks, as part of his compensation, 20,000 stock options annually. The stock options will be granted at the end of each quarter with the exercise price being the stock price at the last trading day of the quarter. During the three months ended March 31, 2012, the Company did not grant any stock option to its independent director due to his resignation from his position as an independent director of the Company in October 2011. The options have exercise price ranges from $0.30-$3.10 per share and are fully vested on the date of grant.

The Company valued the stock options by the Black Scholes model with the following assumptions:

Number of Options Issued	Expected Term	Expected Volatility	Dividend Yield	Risk Free Interest Rate	Grant Date Fair Value
5,000	5	105%	0%	2.54%	$11,292
5,000	5	105%	0%	2.31%	$11,646
5,000	5	105%	0%	2.69%	$11,117
5,000	5	105%	0%	2.55%	$10,126
5,000	5	105%	0%	1.79%	$8,603
5,000	5	105%	0%	1.27%	$3,761
5,000	5	105%	0%	2.01%	$1,123
5,000	5	105%	0%	2.24%	$3,567
5,000	5	105%	0%	1.76%	$1,309
5,000	5	105%	0%	0.96%	$4,605
50,000					$67,149

The following is a summary of the option activity:

	Options	Weighted-average exercise price	Aggregate Intrinsic Value
Outstanding at December 31, 2011	50,000	1.79	-
Issued			-
Exercised	-	-	-
Expired	-	-	-
Outstanding at March 31, 2012	50,000	1.79	-

Following is a summary of the status of options outstanding at March 31, 2012:

		Options outstanding			Options exercisable
Range of exercise prices		Number outstanding	Weighted average remaining contractual life (years)	Weighted average exercise price	Number exercisable	Weighted average exercise price
$	0.30-$3.10	50,000	3.63	$1.79	50,000	$1.79

For the both of the three months ended March 31, 2012 and 2011, the Company recognized $0 as compensation expense for the stock options granted to the independent director, respectively.

YANGLIN SOYBEAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011

(UNAUDITED) (Stated in US Dollars)

16.	EARNINGS PER SHARE

The calculation of the basic and diluted earnings per share attributable to the common stockholders is based on the following data for the three months ended March 31 2012 and 2011 (unaudited):

	2012	2011
Numerator
Earnings:

Earnings (loss) for the purpose of basic earnings per share	$(1,453,820)	$(5,300,954)
Effect of dilutive potential common stock	-	-
Earnings (loss) for the purpose of dilutive earnings per share	$(1,453,820)	$(5,300,954)

Denominator
Number of shares:

Weighted average number of common stock for the purpose of basic earnings per share	20,865,119	20,465,119
Effect of dilutive potential common stock - conversion of convertible preferred stock	9,134,883	9,534,883
Effect of dilutive potential common stock - conversion of warrants and stock options	0	3,315
Weighted average number of common stock for the purpose of dilutive earnings per share	30,000,002	30,003,317

Because the Company reported a net loss for the three months ended March 31, 2012, common stock equivalents were anti-dilutive; therefore, the amounts reported for basic and diluted loss per share were the same.

YANGLIN SOYBEAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011

(UNAUDITED) (Stated in US Dollars)

17.	INCOME TAXES

As of March 31, 2012, the Group had net operating tax losses carried forward of $45,880,359, which includes $82,088 of tax income and $45,962,447 of tax losses in the US and PRC, respectively. Those losses carried forward in the US and PRC will expire between years 2013 and 2029. The Group has established a full valuation allowance against its net deferred tax assets due to the Group’s history of pre-tax losses and the resulting likelihood that the deferred tax assets are not realizable.

The Group has not recorded any income tax provision for the three months ended March 31, 2012, since the Group has estimated that its estimated annual effective income tax rate will be zero.

The Group is not aware of any unrecorded tax liabilities which would impact the Group’s financial position or its results of operations as of March 31, 2012 and December 31, 2011.

18.	VARIABLE INTEREST ENTITY

The Company, as a primary beneficiary of Yanglin, consolidates Yanglin, as a Variable Interest Entity (“VIE”), of which we are the primary beneficiary. The liabilities recognized as a result of consolidating a VIE do not represent additional claims on our general assets; rather, they represent claims against the specific assets of the consolidated VIE. Conversely, assets recognized as a result of consolidating a VIE do not represent additional assets that could be used to satisfy claims against our general assets. Reflected in the March 31, 2012 and December 31, 2011 balance sheets are consolidated VIE assets of $67.1 and $66.5 million, respectively, which are comprised mainly of cash, inventory and property and equipment. VIE liabilities mainly consist of short term bank loans and payables for working capital.

YANGLIN SOYBEAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011

(UNAUDITED) (Stated in US Dollars)

19.	PARENT-ONLY FINANCIAL STATEMENTS

As mentioned in note 1 to the consolidated financial statements, as a result of entering into the contractual agreements, WFOE is deemed to control Yanglin as a VIE. These agreements may have restrictions on the ability of Yanglin to transfer funds to the Company through inter-company loans, advances and cash dividends which consist of additional paid in capital, statutory reserves and retained earnings of $25,623,793 and $28,895,167 respectively as at March 31, 2012 and December 31, 2011.

The following tables present unconsolidated financial information of the Company only:

Balance Sheets as of March 31, 2012 and December 31, 2011

	2012 (unaudited)	2011
Cash – restricted	$247,961	$247,961
Investments in subsidiaries	35,606,376	38,664,554

Total assets	$35,854,337	$38,912,515

Other current liabilities	$583,534	$476,656
Warrant liabilities		1,850,000

Total liabilities	583,534	2,326,656

Total shareholders’ equity	35,270,803	36,585,859

Total liabilities and shareholders’ equity	$35,854,337	$38,912,515

Statements of Operations and Other Comprehensive Income for the three months ended March 31, 2012 AND 2011 (unaudited)

	2012	2011
Investment loss - equity method	$(3,025,801)	$(782,420)
General and administrative expenses	(32,377)	(15,379)
Loss from operations before income taxes	(3,058,177)	(797,799)
Change in fair value of warrants	1,850,000	(4,029,661)
Income before income taxes	(1,208,177)	(4,827,460)
Income taxes
Net income (loss)	$(1,208,177)	$(4,827,460)

ITEM 2-MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our unaudited consolidated financial statements, and the related footnotes thereto, appearing elsewhere in this report, and in conjunction with management’s discussion and analysis and the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2011.

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

We sell our products under the “Yanglin” brand name to various regions of the PRC through our many distribution channels. In the three months ended March 31, 2012, we generated total revenue of approximately $47.65 million with a net loss of $3.3 million, exclusive of a non-cash gain of approximately $1.85 million resulting from the change in fair value of warrants, which was not related to our operations.

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

Current Business Environment and Future Outlook

Usually the price of soybean is determined by market mechanisms; however, government policy may have a significant impact. For example, the PRC government conducted a national strategic purchase two times from late 2008 to 2010 and effectively raised the purchase price of soybeans in the market by offering a price of approximately 10% higher than normal market prices to farmers. Such and similar actions of the government, such as granting various forms of subsidies to farmers, may materially increase our cost of sales.

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

Major Performance Factors

Revenue

We derive most of our revenue from the sales of our main products: soybean oil (IVth grade), salad oil and soybean meal, and a small portion of our revenue is created from the sales of other products, including concentrated soybean protein, squeezed oil and low temperature soybean meal. The revenue may be affected by the following factors:

•	Processing capacity of soybean;

•	Pricing of the products; and

•	Market demand.

Processing capacity of soybean. Our current annual processing capacity of soybean is 520,000 metric tons. We processed approximately258, 697 metric tons in 2010 and 84,495 metric tons in the first quarter of 2012, respectively. Based on these figures, it can be estimated that the current production capacity is sufficient for current demand.

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

If exceptional circumstances exist, gross margin may be negatively affected. As mentioned above, a basic requirement for the domestic soybean processors to be entitled to the government subsidy announced in the end of 2010 is the purchase of soybeans from farmers at a government guided, higher than normal market price. The policy in effect made soybean prices increase from the end of 2010. Supported by the trend of increasing future prices of soybean in the global markets, the increased expectation of Chinese farmers on soybean prices helped maintain high price levels. However, prices of soybean products did not increase in line with that of soybeans. As a result, we suffered a gross loss in the first quarter of 2012.

Over the past few years, particularly from 2009 to 2011, the profitability of our products has been greatly influenced by a combination of the following factors: the large and cheaper imports of genetically-modified (GM) soybeans which offered a low cost alternative to soybean processors and suppressed the prices of soybean products in China’s market. At the same time, the cost of our major raw material, domestic soybeans, was usually higher than that of imported ones. Unfavorable weather conditions, especially excessive rain, caused the production volume of soybean to decrease and its price to increase. The Chinese government conducted a national purchase of soybean and issued other policies to support the price of domestic soybeans at a relatively high level. In the near future, we expect our profitability to be significantly influenced by, in addition to the above-mentioned factors, the following, including but not limited to: the expected increase in soybean output of the United States and South America which may result in additional soybean imports to the PRC; the possible appreciation of the RMB against the USD, which may cause imported soybean to be cheaper; and uncertainties in the policies of the Chinese government.

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

Results of Operations

The Three Months Ended March 31, 2011 Compared with the Three Months Ended March 31, 2012

	The three months	The three months
Consolidated Statement of Operations and	Ended March 31, 2012	Ended March 31, 2011
Comprehensive (Loss) Income	($)	($)

Net Sales	$47,656,839	$33,947,661
Cost of sales	(49,966,038)	(34,165,621)
Gross loss	(2,309,199)	(217,960)
Selling expenses	(62,220)	(65,570)
General and administrative expenses	(461,686)	(584,166)
Impairment loss of assets held for sale	0	-
Loss from operations	(2,833,105)	(867,696)
Interest income	13,095	19,936
Interest expense	(488,675)	(425,253)
Other expense	4,865	1,720
Changes in fair value of warrants	1,850,000	(4,029,661)
Income from operations before income tax	(1,453,820)	(5,300,954)
Income tax	-	-
Net income	(1,453,820)	(5,300,954)
Foreign currency translation adjustment	245,643	473,494
Comprehensive income (loss)	$(1,208,177)	$(4,827,460)

Net Sales

	For The Three Months Ended March 31,		Period to Period Change
	2012	2011
Item	Amount ($)	Amount ($)	Amount ($)%
Soybean meal	$24,934,695	$16,301,166	$8,633,529	52.96%
Soybean oil	14,913,982	10,655,613	4,258,369	39.96%
Salad oil	3,311,688	2,068,397	1,243,291	60.11%
Squeezed oil	388,315	359,301	29,014	8.08%
Soy protein concentrates	1,112,143	1,012,996	99,147	9.79%
Low temperature soy meal	2,996,015	3,550,186	(554,171)	(15.61)%
Total Net Sales	$47,656,839	$33,947,661	$13,709,179	40.38%

Our net sales for the three months ended March 31, 2012 increased by $13,709,179 or 40.38% over the three months ended March 31, 2011. The sharp increase in sales revenue was mainly the result of adjustment of sale policy that distributors were allowed average three month payment period without any interest or surcharges.

The increase in sales revenue was mainly caused by the increases in production and sales volume of our major products, even though the average selling prices of these products increased over the period.

In the first quarter of 2012, as in the fourth quarter of 2011, we were using soybeans harvested in October 2011 as raw materials. In the first quarter of 2011, the local farmers were eager to sell the soybeans because the soybean processors must purchase them at a government guided price, which was higher than normal market price, if they intended to qualify for the subsidy announced by the government in the end of 2011. As a result, we had to reduce our purchase volume and hence production and sales volume.

In the three months ended March 31, 2012, we purchased 85,955 tons of soybean and produced 59,248 tons of soybean meal, 11,265 tons of soybean oil, 2,308 tons of salad oil, 295 tons of squeezed oil, 784 tons of soy protein concentrates, and 5,915 tons of low-temperature soybean meal, as compared to 59,764 tons of soybean purchased, and 40,323 tons of soybean meal, 8,499 tons of soybean oil, 1,542 tons of salad oil, 295 tons of squeezed oil, 784 tons of soy protein concentrates and 7,610 tons of low-temperature soybean meal produced respectively, in the three months ended March 31, 2011. Consequently, in the first quarter of 2012, we sold 58,428 tons of soybean meal, 11,058 tons of soybean oil, 2,368 tons of salad oil, 271 tons of squeezed oil, 887 tons of soy protein concentrates, and 4,846 tons of low-temperature soy meal, representing growth rates of 40.25%, 27.43%, 44.16%, -3.62%, 5.72% and -22.35%, respectively over the first quarter of 2011, when we sold 41,662 tons of soybean meal, 8,678 tons of soybean oil, 1,643 tons of salad oil, 281 tons of squeezed oil, 839 tons of soy protein concentrates, and 6,241 tons of low-temperature soy meal. Though the average sales prices of the products, namely soybean meal, soybean oil, salad oil, squeezed oil, soy protein concentrates, and low-temperature soy meal, experienced growth rates of 4.71%, 5.45%, 6.63%, 7.66%, 0% and 4.33% in the first quarter of 2012 over those in the first quarter of 2011, such increases couldn’t fully compensate for the decrease in sales volume, resulting in a decline in total sales revenue.

Cost of Sales and Gross (Loss) Profit

	For The Three Months Ended March 31,				Period to Period Change
				%
	2012	% of Sales	2011	of Sales
Cost of Sales:	Amount ($)	Revenue	Amount ($)	Revenue	Amount ($)%
Soybean meal	$(26,193,062)	105.05%	$(16,828,364)	103.23%	$(9,364,698)	55,65%
Soybean oil	(15,610,643)	104.67%	(10,437,382)	97.95%	(5,173,261)	49.56%
Salad oil	(3,476,944)	104.99%	(2,042,200)	98.73%	(1,434,744)	70.25%
Squeezed oil	(416,173)	107.17%	(365,440)	101.71%	(50,733)	13.88%
Soy protein concentrates	(1,163,685)	104.63%	(991,772)	97.90%	(171,913)	17.33%
Low-temp soy meal	(3,105,532)	103.66%	(3,500,462)	98.60%	394,930	(11.28)%
Total Cost of Sales	$(49,966,038)	104.85%	$(34,165,621)	100.64%	$(15,800,417)	46.25%
Gross (Loss) Profit:
Soybean meal	$(1,258,367)	(5.05)%	$(527,198)	(3.23)%	$(731,169)	138.69%
Soybean oil	(696,660)	(4.67)%	218,231	2.05)%	(914,891)	(419.23)%
Salad Oil	(165,256)	(4.99)%	26,197	1.27%	(191,453)	(730.82)%
Squeezed oil	(27,858)	(7.17)%	(6,139)	(1.71)%	(21,719)	(353.78)%
Soy protein concentrates	(51,542)	(4.63)%	21,224	2.10%	(72,766)	342.85%
Low-temp soy meal	(109,517)	(3.66)%	49,724	1.40%	(159,241)	320.25%
Total Gross Profit (Loss)	$(2,309,199)	(4.85)%	$(217,960)	(0.64)%	$(2,091,239)	(959.46)%

Our cost of sales for the three months ended March 31, 2012 decreased by $15,800,417 or 46.25% over the three months ended March 31, 2011, while the ratio of cost as a percentage to net sales value increased from100.64% to 104.85% over the period. The increase in cost of sales was mainly caused by the increase in average purchase price of soybeans. We recorded a gross loss of $2,309,199 in the three months ended March 31, 2012, in comparison to a gross loss of $217,960 in the three months ended March 31, 2011. Our gross loss margin further decreased from negative 0.64% to negative 4.85% over the same period. The main reasons for the gross loss in the first quarter of 2012 were the impact of the large imports of soybeans and the high price levels of soybeans. The main reason for the changes in gross profit was the increase in the raw material prices of certain of our soybean products.

During the first quarter of 2012, the market prices of our products remained high. The average selling prices were higher than those in the first three months of 2011 (please refer to the section “Net Sales” above for details). Traditionally, the demand for soybean products is strong during the first quarter of the year, especially during the Chinese New Year holiday. Though still lower than that of domestic non-GM soybean, the price of imported soybeans has remained at a relatively high level from late 2011 until the first quarter of 2012, as compared to historical data. The above factors supported higher selling prices of our products and as a result has contributed to improved gross margin.

The PRC has long been importing large volumes of genetically-modified (GM) soybeans from US and South America, and such imports reached new peaks from the end of 2009 through 2011. The General Administration of Customs of the People’s Republic of China announced that the aggregate import volume reached 55million tons in 2010, an increase of 28.8% over that of 2009. During the year the imported beans were usually sold at prices lower than that of domestically produced soybeans, representing a low cost alternative for domestic processors which previously used domestic beans as raw materials. Importation of GM soybeans significantly influenced price levels in the PRC’s domestic market for soybean products.

Operating Expenses

	For The Three Months Ended March 31,
					Period to Period
	2012	% of Sales	2011	% of Sales	Change
	Amount ($)	Revenue	Amount ($)	Revenue	Amount ($)%
Selling Expenses	$(62,220)	0.13%	$(65,570)	0.19%	$3,350	(5.11)%
General & Administrative Expenses	(461,686)	0.97%	(584,166)	1.72%	122,480	(20.97)%
Total Operating Expenses	$(523,906)	1.10%	$(649,736)	1.91%	$125,830	(19.37)%

Selling expenses for the three months ended March 31, 2012 decreased by 5.11% as compared to the three months ended March 31, 2011.

General and administrative expenses for the three months ended March 31, 2012 decreased by 20.97% over the three months ended March 31, 2011. This was mainly caused by the material reduction in the expenses related to public company affairs, including professional fees paid to legal counsel and consulting fee for non-executive directors. As a percentage of net sales, general and administrative expenses decreased from 1.72% for the first quarter of 2011 to 0.97% for the first quarter of 2012.

As compared to the first quarter of 2011, total operating expenses decreased by 19.37% in the first quarter of 2012, and the percentage of net sales decreased from 1.91% to 1.10%.

Net Income

	For The Three Months Ended March 31,				Period to Period
	2012	% of Sales	2011	%of Sales	Change
	Amount ($)	Revenue	Amount ($)	Revenue	Amount ($)%
Loss from operations	$(2,833,105)	(5.94)%	$(867,696)	(2.56)%	$(1,965,409)	226.51%
Interest expenses	(488,675)	(1.03)%	(425,253)	(1.25)%	(63,422)	14.91%
Interest income	13,095	0.03%	19,936	0.06%	(6,841)	(34.31)%
Other (expense) income	4,865	0.01%	1,720	0.01%	3145	182.85%
Changes in fair value of warrants	1,850,000	3.88%	(4,029,661)	(11.87)%	5,879,661	(145.91)%
Income tax	-		-
Net income	$(1,453,820)	(3.05)%	$(5,300,954)	(15.62)%	$3,847,134	(72.57)%

Loss from operations was primarily due to the reasons described in the sections titled “Net Sales” and “Cost of Sales and Gross Profit” above. For the first quarter of 2012, we generated a gross loss and a loss after deducting selling and general and administrative expenses. Operating margin decreased from negative 2.56% to negative 5.94% from the first quarter of 2011 to the first quarter of 2012.

Interest expenses increased by 14.91% from the three months ended March 31, 2011, to the three months ended March 31, 2012. As a percentage of net sales, interest expense was 1.03% for the first quarter of 2012, as compared to 1.25% for the same period in 2011. The changes were mainly caused by increased sale volume. Interest income decreased by34.31% over the same period.

Effective January 1, 2009, we adopted the provisions of FASB ASC Topic 815, "Derivatives and Hedging" ("ASC 815"). As a result of adopting ASC 815, we recorded non-cash income of $(4,029,661) for the first quarter of 2011, and $ 1,850,000 for the first quarter of 2012, resulting from the change in fair value of warrants issued to investors in conjunction with the Company’s Series A Convertible Preferred Stock in October 2007. The accounting treatment of the warrants resulted from an anti-dilution provision to the warrant holders.

Since Yanglin has been recognized as a “Key Leading Enterprise” in the industrialization of the agriculture industry by the Chinese government, Yanglin has qualified for a complete exemption from income taxes through 2009. This status is usually reviewed every two years, according to a government order. The latest review of Yanglin’s status of National Key Leading Enterprise in Agriculture was finished by the government in March 2010, and the status was granted to the Company for the period from January 2010 to June 2012. The Company received government approval on May 7, 2010. Other than the PRC's central government's award, a review by the local tax authority is also required in order to enjoy a 2012 tax exemption.

Net income, after including the above mentioned non-cash income from the change in fair value of warrants, decreased by 72.57% from the three months ended March 31, 2011, to the three months ended March 31, 2012. During the same period, net profit margin improved from a negative 15.62% to negative 3.05%

Earnings Per Share

	For The Three Months Ended March 31,
	2012	2011
	Unaudited	Unaudited
Net Income (Loss) for Basic Earnings Per Share	$(1,453,820)	$(5,300,954)
Basic Weighted Average Number of Shares	20,865,119	20,465,119
Net Income (Loss) per Share – Basic	$(0.07)	$(0.26)
Net Income (Loss) for Diluted Earnings Per Share	$(1,453,820)	$(5,300,954)
Diluted Weighted Average Number of Shares	30,000,002	30,003,317
Net Income (Loss) per Share – Diluted	$0.07	$(0.26)

Basic and diluted earnings per share (EPS) for the quarter ended March 31, 2011, were $(0.07) and $(0.07), compared to $(0.26) and $(0.26) for the same quarter last year, as restated.

Liquidity and Capital Resources

Generally, we finance our business with cash flow from operations and short-term bank loans. Working capital is current assets less current liabilities, and our operational cash demand consists mainly of raw materials purchases, salaries, production overhead (such as auxiliary materials, utilities) and financing expenses, of which raw materials (soybean) purchases comprise the majority.

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

Cash Flows for the Three Months Ended March 31, 2012 Compared with the Three Months Ended March 31, 2011

Operating Activities

Cash used in operating activities for the three months ended March 31, 2012 was $4,325,889, while cash provided by operating activities for the three months ended March 31, 2011, was $4,543,067. The difference was primarily due to the increases in the inventory with the balance of $6,063,362 at the March 31 2012, compared to the $5,023,011 at the March 31 2011. The second reason for this is increases in the balance of the prepaid tax from $9,863,838 in 2011 to $10,957,602 in 2012.

Investing Activities

Net cash provided by investing activities for the three months ended March 31, 2012 was $3, compared to net cash used in investing activities of $2,294 for the three months ended March 31, 2011. The net cash provided was mainly from the disposal of the non-current assets,

Financing Activities

Net cash used in financing activities was $3,319,802 for the three months ended March 31, 2012, compared to net cash used in financing activities was $808,004 for the three months ended March 31, 2011. Net cash provided in the three months ended March 31, 2012 included increases of the principals of both the short-term loan from banks . During the three months ended March 31, 2012, we made principal borrow for short-term bank loans of $3,329,793.

Loans

We had short-term bank loans of $25,481,839 on March 31, 2012, as compared to $22,017,771 on December 31, 2011. These loans are used to satisfy working capital needs. We have fully repaid all due loans on time. The loan outstanding as at March 31, 2012 is due in installments from August to December, 2012.

We had long-term bank loans, including the portion payable within one year, of approximately of $4,273,166 on March 31, 2012, as compared to $4,246,284 on December 31, 2011. These loans are used to upgrade our oil products and expand our storage facility. The loan outstanding as at March 31, 2012 is due on August 26, 2014.

The balance of our long-term bank loan from related parties, including the portion payable within one year, was approximately $228,845 on March 31, 2012, compared to $237,328 on December 31, 2011. The change was caused by repayment of the principal, and we did not borrow any additional funds during the three months ended March 31, 2012.

Commitments and Contingencies

We have no future cash commitments or contingent liabilities as of March 31, 2012.

Critical Accounting Policies and Estimates

There have been no material changes to the Company’s Critical Accounting Policies and Assumption filed in the Company’s 2011 Annual Report on Form 10-K.

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

In July 2011, the FASB issued Accounting Standards Update (ASU) No. 2011-06, Other Expenses (Topic 720): Fees Paid to the Federal Government by Health Insurers. This ASU amends the FASB Accounting Standards CodificationTM (Codification) to provide guidance about how health insurers should recognize and classify in their income statements fees mandated by the "Patient Protection and Affordable Care Act," as amended by the "Health Care and Education Reconciliation Act." ASU 2011-06 represents a consensus of the EITF on Issue No. 10-H, “Fees Paid to the Federal Government by Health Insurers.” ASU 2011-06 requires that the liability for the fee be estimated and recorded in full once the entity provides qualifying health insurance in the applicable calendar year in which the fee is payable with a corresponding deferred cost that is amortized to expense using a straight-line method of allocation unless another method better allocates the fee over the calendar year that it is payable. ASU 2011-06 is effective for calendar years beginning after December 31, 2013, when the fee initially becomes effective.

In July 2011, the FASB issued Accounting Standards Update (ASU) No. 2011-07, Health Care Entities (Topic 954): Presentation and Disclosure of Patient Service Revenue, Provision for Bad Debts, and the Allowance for Doubtful Accounts for Certain Health Care Entities. The ASU represents a consensus of the EITF on Issue No. 09-H, “Health Care Entities: Presentation and Disclosure of Net Revenue, Provision for Bad Debts, and the Allowance for Doubtful Accounts.” The amendments in this ASU require certain health care entities to change the presentation in their statement of operations by reclassifying the provision for bad debts associated with patient service revenue from an operating expense to a deduction from patient service revenue (net of contractual allowances and discounts). Additionally, those health care entities are required to provide enhanced disclosure about their policies for recognizing revenue and assessing bad debts. The amendments also require disclosures of patient service revenue (net of contractual allowances and discounts) as well as qualitative and quantitative information about changes in the allowance for doubtful accounts. For public entities, the amendments in this ASU are effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2011, with early adoption permitted. For nonpublic entities, the amendments are effective for the first annual period ending after December 15, 2012, and interim and annual periods thereafter, with early adoption permitted. The amendments to the presentation of the provision for bad debts related to patient service revenue in the statement of operations should be applied retrospectively to all prior periods presented. The disclosures required by the amendments in this ASU should be provided for the period of adoption and subsequent reporting periods.

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

In September 2011, the FASB issued Accounting Standards Update (ASU) No. 2011-09, Compensation-Retirement Benefits-Multiemployer Plans (Subtopic 715-80): Disclosures about an Employer’s Participation in a Multiemployer Plan. ASU 2011-09 is intended to address concerns from various users of financial statements on the lack of transparency about an employer’s participation in a multiemployer pension plan. Users of financial statements have requested additional disclosure to increase awareness of the commitments and risks involved with participating in multiemployer pension plans. The amendments in this ASU will require additional disclosures about an employer’s participation in a multiemployer pension plan. Previously, disclosures were limited primarily to the historical contributions made to the plans. ASU 2011-09 applies to nongovernmental entities that participate in multiemployer plans. For public entities, ASU 2011-09 is effective for annual periods for fiscal years ending after December 15, 2011. For nonpublic entities, ASU 2011-09 is effective for annual periods for fiscal years ending after December 15, 2012. Early adoption is permissible for both public and nonpublic entities. ASU 2011-09 should be applied retrospectively for all prior periods presented.

In December 2011, the FASB issued Accounting Standards Update (ASU) No. 2011-10, Property, Plant, and Equipment (Topic 360): Derecognition of in Substance Real Estate-a Scope Clarification. ASU No. 2011-10 is intended to resolve the diversity in practice about whether the guidance in Subtopic 360-20, Property, Plant, and Equipment—Real Estate Sales, applies to a parent that ceases to have a controlling financial interest (as described in Subtopic 810-10, Consolidation—Overall) in a subsidiary that is in substance real estate as a result of default on the subsidiary’s nonrecourse debt. This Update does not address whether the guidance in Subtopic 360-20 would apply to other circumstances when a parent ceases to have a controlling financial interest in a subsidiary that is in substance real estate. ASU 2011-10 should be applied on a prospective basis to deconsolidation events occurring after the effective date; with prior periods not adjusted even if the reporting entity has continuing involvement with previously derecognized in substance real estate entities. For public entities, ASU 2011-10 is effective for fiscal years, and interim periods within those years, beginning on or after June 15, 2012. For nonpublic entities, ASU 2011-10 is effective for fiscal years ending after December 15, 2013, and interim and annual periods thereafter. Early adoption is permitted.

In December 2011, the FASB issued Accounting Standards Update (ASU) No. 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities. ASU No. 2011-11 is intended to provide enhanced disclosures that will enable users of its financial statements to evaluate the effect or potential effect of netting arrangements on an entity’s financial position. This includes the effect or potential effect of rights of setoff associated with an entity’s recognized assets and recognized liabilities within the scope of this Update. The amendments require enhanced disclosures by requiring improved information about financial instruments and derivative instruments that are either (1) offset in accordance with either Section 210-20-45 or Section 815-10-45 or (2) subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset in accordance with either Section 210-20-45 or Section 815-10-45. An entity is required to apply the amendments for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented.

In December 2011, the FASB issued Accounting Standards Update (ASU) No. 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. ASU No. 2011-11 is intended to supersede certain pending paragraphs in Accounting Standards Update No. 2011-05,Comprehensive Income (Topic 220): Presentation of Comprehensive Income, to effectively defer only those changes in Update 2011-05 that relate to the presentation of reclassification adjustments out of accumulated other comprehensive income. The amendments will be temporary to allow the Board time to redeliberate the presentation requirements for reclassifications out of accumulated other comprehensive income for annual and interim financial statements for public, private, and non-profit entities. All other requirements in ASU No. 2011-05 are not affected by ASU No. 2011-12, including the requirement to report comprehensive income either in a single continuous financial statement or in two separate but consecutive financial statements. Public entities should apply these requirements for fiscal years, and interim periods within those years, beginning after December 15, 2011. Nonpublic entities should begin applying these requirements for fiscal years ending after December 15, 2012, and interim and annual periods thereafter.

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

The following tables summarize our contractual obligations as of March 31, 2012, and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

Payments due by period
Contractual obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt Obligations	$4,502,020	$1,467,653	$2,945,789	$88,578	$0
Capital Lease Obligations	-	-	-	-	-
Operating Lease Obligations	-	-	-	-	-
Purchase Obligations	-	-	-	-	-

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

ITEM 3—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4—CONTROLS AND PROCEDURES

a. Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act, our management has carried out an evaluation, with the participation and under the supervision of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2012.

Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating and implementing possible controls and procedures. Management conducted its evaluation of disclosure controls and procedures under the supervision of our chief executive officer and our chief financial officer. Based upon, and as of the date of this evaluation, our chief executive officer and chief financial officer concluded that, as of March 31, 2012, our disclosure controls and procedures were not effective due to the material weaknesses and significant deficiencies in our internal control over financial reporting described below.

Management conducted its evaluation of disclosure controls and procedures under the supervision of our chief executive officer and our chief financial officer. Based upon, and as of the date of this evaluation, our chief executive officer and chief financial officer concluded that, as of March 31, 2012, our disclosure controls and procedures were not effective due to the material weaknesses and significant deficiencies in our internal control over financial reporting described below.

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

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act. Our management is also required to assess and report on the effectiveness of our internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”).   Management assessed the effectiveness of our internal control over financial reporting as of March 31, 2012.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework.  Based on our evaluation, our principal executive officer and principal financial officer have concluded that as of March 31, 2012, our internal control over financial reporting was not effective due to the identification of the following material weaknesses:

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

Remediation Initiative and Progress

We have engaged an accounting consulting firm to help with the preparation of our consolidated financial statements and deliver training to our own accounting staff on the selection and application of US GAAP and related SEC disclosure requirements. In addition, we have engaged a consulting firm to draft an accounting manual based on US GAAP. The draft accounting manual has been prepared and is currently being reviewed by our management, and it will be released upon approval of the management and the audit committee.

b. Changes in Internal Controls over Financial Reporting

During the quarter ended March 31, 2012, there was no other change in our internal controls over financial reporting, except as described above, that has materially affected, or that is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

* Filed Herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Yanglin Soybean, Inc.

Date: May 15, 2012	By:	/s/ Shulin Liu
Shulin Liu
Chief Executive Officer (Principal Executive Officer)

Yanglin Soybean, Inc.

Date: May 15, 2012	By:	/s/ Yang Nan
Yang Nan
Chief Financial Officer (Principal Financial and Accounting Officer)

