Form 10-Q
period 2012-06-30
Yanglin Soybean, Inc.
filed 2012-08-14
CIK 1368745

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

As of August 10, 2012, the Company had 20,865,119 shares of Common Stock, $0.001 par value per share, issued and outstanding.

Yanglin Soybean, Inc.

PART 1-FINANCIAL INFORMATION

ITEM 1-FINANCIAL STATEMENTS

YANGLIN SOYBEAN, INC.

CONSOLIDATED BALANCE SHEETS

AS AT JUNE 30, 2012 (UNAUDITED), AND DECEMBER 31, 2011

(Stated in US Dollars)

	June 30, 2012 (unaudited)	December 31, 2011
ASSETS
Current assets
Cash	$13,038,092	$16,882,123
Cash-restricted	247,961	247,961
Trade receivables	3,027,027	2,883,097
Inventories	2,090,213	5,023,011
Advances to suppliers	7,880,750	7,825,968
Prepaid VAT and other taxes	11,107,988	9,863,838
Other receivables and prepaid expenses	15,341	56,963

Total current assets	37,407,372	42,782,961

Property, plant and equipment, net	18,440,300	19,675,794
Intangible assets, net	4,198,792	4,285,356

TOTAL ASSETS	$60,046,464	$66,744,111

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Short-term bank loans	$21,697,892	$22,017,771
Loans from related parties – current	44,121	42,187
Accounts payable	7,657	11,203
Other payables	37	37
Customers deposits	864,052	1,073,348
Accrued liabilities	596,864	570,197
Current maturities of long-term debt	1,425,336	1,415,428
Warrant liability	0	1,850,000
Total current liabilities	24,635,959	25,130,171
	24,635,959	26,980,171
Long-term liabilities
Long-term bank loan	2,850,672	2,830,856
Loan from related parties – non-current	174,682	195,141

TOTAL LIABILITIES	27,661,313	30,006,168

STOCKHOLDERS' EQUITY
Convertible preferred stock 50,000,000 authorized shares with a par value of $.001 designated as follows:
10,000,000 shares designated as Series A $0.001 par value, 9,134,883 and 9,134,883 shares issued and outstanding as of June 30, 2012 and December 31, 2012, respectively	9,135	9,135
Common stock:
$0.001 par value, 10,000,000,000 shares authorized; 20,865,119 and 20,865,119 shares issued and outstanding as of June 30, 2012 and December 31, 2011, respectively	20,865	20,865
Additional paid-in capital	27,932,842	27,932,842
Statutory reserves	5,628,636	5,628,636
Retained earnings (accumulated deficit)	(12,343,029)	(7,723,645)
Accumulated other comprehensive income	11,136,702	10,870,110

Total stockholders’ equity	32,385,151	36,737,943

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$60,046,464	$66,744,111

The accompanying notes are an integral part of these consolidated financial statements.

YANGLIN SOYBEAN, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2012 AND 2011(UNAUDITED)(Stated in US Dollars)

	For the three months ended June 30		For the six months ended June 30
	2012	2011	2012	2011
Net sales	$38,508,124	$45,356,414	$86,157,284	$79,238,203
Cost of sales	(40,764,261)	(48,638,067)	(90,831,150)	(82,719,446)
Gross (loss)	(2,256,137)	(3,281,653)	(4,673,866)	(3,481,243)

Operating Expenses
Selling expenses	(59,067)	(80,753)	(121,284)	(146,237)
General and administrative expenses	(291,293)	(560,651)	(752,812)	(1,144,990)
Impairment loss of assets held for sale	0	-)		-
Total operating expenses	(350,360)	(641,404)	(874,096)	(1,291,227)

(Loss) from operations	(2,606,497)	(3,923,057)	(5,547,962)	(4,772,470)

Interest expenses	(460,287)	(431,966)	(948,938)	(857,211)
Interest income	9,563	24,838	22,655	44,746
Other income			4,861	1,730
Changes in fair value of warrants		3,735,238	1,850,000	(294,423)

(Loss) income before income taxes	(3,057,221)	(594,947)	(4,619,384)	(5,877,628)

Income tax		-

Net income (loss)	(3,057,221)	(594,947)	(4,619,384)	(5,877,628)

Foreign currency translation adjustment	20,948	637,554	266,591	1,111,048
Comprehensive income	$(3,036,273)	$42,607	$(4,352,793)	$(4,766,580)

Earnings (loss) per share
Basic	$(0.15)	$(0.03)	$(0.22)	$(0.29)
Diluted	$(0.15)	$(0.03)	$(0.22)	$(0.29)

Weighted average shares outstanding
Basic	20,865,119	20,465,119	20,865,119	20,465,119
Diluted	30,003,002	30,002,583	30,003,002	30,003,002

The accompanying notes are an integral part of these consolidated financial statements.

YANGLIN SOYBEAN, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2012 (UNAUDITED)

(Stated in US Dollars)

	Preferred stock Series A		Common stock				(Accumulated	Accumulated
	Number of shares	Amount	Number of shares	Amount	Additional paid-in capital	Statutory reserves	deficit) retained earnings	other comprehensive income	Total
Balance, December 31, 2011	9,134,883	$9,135	20,865,119	$20,865	$27,932,842	$5,628,636	$(7,723,645)	$10,870,110	$36,737,943
Net income (loss)	-	-	-	-	-	-	(4,619,384)	-	(4,619,384)
Share-based compensation expense	-	-	-	-		-	-	-
Foreign currency translation adjustment	-	-	-	-	-	-	-	266,591	266,591
Balance, June 30, 2012	9,134,883	$9,135	20,865,119	$20,865	$27,932,842	$5,628,636	$(12,343,029)	$11,136,701	$32,385,150

The accompanying notes are an integral part of these consolidated financial statements.

YANGLIN SOYBEAN, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2012 AND 2011 (UNAUDITED)

(Stated in US Dollars)

	For the six months ended
	June 30
	2012	2011
Cash flows from operating activities
Net income (loss)	$(4,619,384)	$(5,877,628)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	1,373,268	1,495,729
Amortization	116,565	112,683
Share-based compensation expense	0	4,688
Bad debt recovery	625	299
Impairment loss of assets held for sale		-
Change in fair value of warrants	(1,850,000)	294,423
Changes in operating assets and liabilities:
Trade receivable	(123,752)	-
Inventories	2,968,053	5,932,829
Advances to suppliers	0	9,082,570
Prepaid VAT and other taxes	(1,175,141)	(463,955)
Other receivables	41,397	24,899
Accounts payable	(3,624)	(36,895)
Other payables	0	-
Customers deposits	(216,816)	(29,756)
Accrued liabilities	23,198	(69,459)

Net cash provided by (used in) operating activities	(3,465,611)	10,470,427

Cash flows from investing activities
Purchase of property, plant and equipment	0	(50,178)
	-
Net cash used in investing activities	0	(50,178)

Cash flows from financing activities
Proceeds from bank loans		-
Cash-restricted
Principal payments for short-term bank loans	(474,018)	(10,104,722)
Principal payments for loans from related parties	(20,186)	(60,537)

Net cash flows provided by (used in) financing activities	(494,204)	(10,165,259)

Net increase (decrease) in cash	(3,959,815)	254,990
Effect of foreign currency translation on cash	115,784	559,406
Cash- beginning of period	16,882,123	24,065,082
Cash- end of period	$13,038,092	$24,879,478

Supplementary cash flow information:
Interest paid	$460,287	$431,966

The accompanying notes are an integral part of these consolidated financial statements.

YANGLIN SOYBEAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2012 AND 2011

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

The Company is in the business of manufacturing, distributing, and selling of non-genetically modified soybean products, including soybean oil, salad oil, and soybean meal, throughout the Province of Heilongjiang and other parts of People's Republic of China ("PRC"). The Company conducts its operations through the following subsidiaries: (a) a wholly-owned subsidiary in the British Virgin Islands: Faith Winner (BVI), (b) a wholly-owned subsidiary of Faith Winner (BVI) located in the PRC: Faith Winner (Jixian) Agriculture Development Company (“WFOE”) and (c) an entity located in the PRC: Yanglin Soybean Group Co., Ltd. (“Yanglin”), which is controlled by the Company through contractual arrangements with WFOE, as if Yanglin were a wholly-owned subsidiary of the Company.

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

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2012 AND 2011

(UNAUDITED) (Stated in US Dollars)

1.	ORGANIZATION AND PRINCIPAL ACTIVITIES (Continued)

Pursuant to the above-mentioned agreements, WFOE made a loan (“the Loan”) of $17 million on October 10, 2007 and it was utilized by Yanglin for working capital needs. In return, the Company obtained management control and an exclusive right to acquire all of the equity of Yanglin. The rights of existing shareholders of Yanglin were assigned by the consignment of equity interests to Faith Winner (BVI). The exclusive purchase agreement and the loan agreement restrict both Yanglin and its shareholders from making any significant decisions including but not limited to any amendments to the articles of association or rules of Yanglin, any change in registered capital, any transfer, mortgage or disposal of Yanglin’s assets or income in a way that would affect WFOE’s security interest, entering any material contract (exceeding RMB5 million in value) and distributing any dividends to the shareholders. Pursuant to the consigned management agreement between WFOE and Yanglin, Yanglin agreed to entrust the business operations of Yanglin and its management to WFOE until WFOE formally acquires all equity or substantially all the assets of Yanglin. Under the consigned management agreement as amended on April 3, 2009, WFOE will provide financial, technical and human resources management services to Yanglin which will enable WFOE to control Yanglin's operations, assets and cash flows. In turn, WFOE will be entitled to a management fee equal to 5% of Yanglin’s annual net sales on a yearly basis.

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

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2012 AND 2011

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

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2012 AND 2011

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

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2012 AND 2011

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

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2012 AND 2011

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

The exchange rates used to translate amounts in RMB into USD for the purposes of preparing the consolidated financial statements were as follows:

	June 30, 2012	December 31, 2011	June 30, 2011
The closing rate at RMB : USD exchange rate	6.3143	6.3585	6.4630
Average six-months ended RMB : USD exchange rate	6.3141	-	6.5316
Average three-months ended RMB : USD exchange rate	6.3194		6.4924

The RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions. There is no assurance that the RMB amounts could have been, or could be, converted into USD at the rates used in translation.

YANGLIN SOYBEAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2012 AND 2011

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

Cost of sales consists primarily of direct material costs, direct labor cost, and applicable overhead costs attributable to the production of products. Permanent write-down of inventory to the lower of cost or market value is also reflected in the cost of revenues. For the six and three months ended June 30, 2012 and 2011, there were no write-downs of inventories.

(n)	Advertising

The Group expenses all advertising expenses as incurred. Advertising expenses included in selling expenses were nil for the six months ended June 30,2012 and 2011, respectively. Advertising expenses for the three months ended June 30, 2012 and 2011 were nil for both periods as well.

(o)	Shipping and handling

All shipping and handling costs are expensed as incurred and included in selling expense. Total shipping and handling expenses were $36,263 and $35,886 for the six months ended June 30, 2012 and 2011, respectively. The Shipping and handling costs for the three months ended June 30, 2012 and 2011 were $15,928 and $21,089, respectively.

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

Full time employees in PRC entities participate in a government mandated multi-employer defined contribution plan pursuant to which certain pension benefits, medical care, unemployment insurance, employee housing fund and other welfare benefits are provided to employees. The PRC labor regulations require the Group to accrue for these benefits based on certain percentages of the employees' salaries. Management believes full time employees who have passed the probation period are entitled to such benefits. The total provisions for employee pension were $105,054 and $77,117 for the six months ended June 30, 2012 and 2011, respectively. The total provisions for employee pension for the three months ended June 30, 2011, and 2010 were $48,354 and $40,342, respectively.

YANGLIN SOYBEAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2012 AND 2011

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

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2012 AND 2011

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

The Company established a statutory surplus reserve as well as a statutory public welfare fund and commenced to appropriate 10% and 5%, respectively, of the PRC net income after taxation to these reserves. The amounts included in the statutory reserves consisted of surplus reserve of $3,752,424 and common welfare fund of $1,876,212 as of June 30, 2012 and December 31, 2011, respectively.

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

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2012 AND 2011

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

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2012 AND 2011

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

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2012 AND 2011

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

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2012 AND 2011

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

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2012 AND 2011

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

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2012 AND 2011

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

The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties. As of June 30, 2012, the carrying amounts of financial assets and liabilities, such as cash and cash equivalents, accounts receivable, other receivables, short-term bank loans, accounts payable, and other payables, approximate their fair values because of the short maturity of these instruments and market rates of interest available to the Group.

YANGLIN SOYBEAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2012 AND 2011

(UNAUDITED) (Stated in US Dollars)

4.	CREDIT RISK AND CUSTOMERS AND SUPPLIERS CONCENTRATIONS

Financial instruments which potentially expose the Group to concentrations of credit risk, is cash and accounts receivable as of June 30, 2012 and December 31, 2011. The Group performs ongoing evaluations of its cash position and credit evaluations of customers to ensure sound collections and minimize credit losses exposure.

CASH- U.S. ACCOUNTS– (RESTRICTED)

As of June 30, 2012 and December 31, 2011, respectively, the Group’s restricted cash of $247,961 and $247,961 was kept in bank account in the U.S. Cash accounts at financial institutions in the U.S. may exceed the federal depository insurance coverage limits. In October 2008, the FDIC increased its insurance from $100,000 per depositor to $250,000 and to an unlimited amount for non-interest bearing accounts. The coverage increase, which is temporary, extends through December 31, 2013 and June 30, 2010, respectively. All of the cash held in the U.S. is fully insured. Lastly, there is no unrestricted cash in U.S. accounts.

CASH- PRC ACCOUNTS– (RESTRICTED AND UN-RESTRICTED)

As of June 30, 2012 and December 31, 2011, respectively, the Group’s cash was with banks in the PRC where there is currently no rule or regulation mandated on obligatory insurance of bank accounts.

SALES AND VENDOR CONCENTRATIONS

For the three and six months ended June 30, 2012 and 2011 respectively, all of the Group’s sales were generated within the PRC. In addition, all accounts receivable as of June 30, 2012 and December 31, 2011 are from entities within the PRC.

For the three and six months ended June 30, 2012 and 2011 respectively, no customer accounted for 10% or more of the Group’s revenue.

For the three and six months ended June 30, 2012 and 2011 respectively, no vendor accounted for 10% or more of the Group’s purchases.

YANGLIN SOYBEAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2012 AND 2011

(UNAUDITED) (Stated in US Dollars)

5.	CASH-RESTRICTED

Cash-restricted consists of the following at:

	June 30, 2012	December 31, 2011
	(unaudited)
Bank deposits held as collateral for bank loan – PRC	$-	$-
Bank deposits held in trust account – U.S.	247,961	247,961
Balance at the end of period	$247,961	$247,961

Cash-restricted maintained in a trust account in the United States is held for the purpose of payment for investor and public relations costs.

6.	INVENTORIES

Inventories consist of the following:

	June 30, 2012	December 31, 2011
	(unaudited)
Finished goods	$450,816	$1,429,425
Raw materials	1,639,397	3,593,586
Balance at the end of period	$2,090,213	$5,023,011

7.	OTHER RECEIVABLES AND PREPAID EXPENSES

Details of other receivables and prepaid expenses consist of the following:

	June 30, 2012	December 31, 2011
	(unaudited)
Advances for materials	$3,358	$3,334
Prepayment for customers’ transportation costs	282	45,391
Advances for travel	439	3,645
Prepaid service fee
Other	11,262	4,593
Balance at the end of period	$15,341	$56,963

YANGLIN SOYBEAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2012 AND 2011

(UNAUDITED) (Stated in US Dollars)

8.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	June 30, 2012	December 31, 2011
	(unaudited)
Building	$8,972,513	$8,910,142
Machinery and equipment	23,712,605	23,547,772
Office equipment	115,531	114,728
Motor vehicles	1,455,484	1,445,366
	34,256,133	34,018,008
Less: accumulated depreciation	(15,815,834)	(14,342,214)
Balance at the end of period	$18,440,299	$19,675,794

As of June 30, 2012, building with net book value of $ 1,454,982 and machinery and equipment with net book value of $ 5,225,601 were pledged as collateral under certain loan arrangements. These loans were primarily obtained for general working capital.

Temporarily Idle Assets

Included in the above balances of property, plant and equipment are assets deemed as temporarily idle by the management comprised of the following:

	June 30, 2012	December 31, 2011
	(unaudited)
Buildings	$955,876	$949,232
Machinery and equipment	4,149,312	4,120,469
	5,105,188	5,069,700
Less: accumulated depreciation	(1,294,299)	(1,285,302)
fixed assets impairment	3,810,889	3,784,398
Net book value	$0	$0

These assets belong to the powdered oil production line. They are temporarily idle because of technical issues in the formula. We are adjusting the formula and techniques used for powdered oil and expect to start formal production within a few months. If the production cannot be started as expected, we will consider disposal of these assets.

Depreciation expense is included in the consolidated statement of operations and comprehensive income as follows (unaudited):

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Cost of sales and inventory	$540,737	$553,300	$1,214,564	$1,029,478
General and administrative expenses	34,643	183,842	158,704	466,251
Total depreciation expenses	$506,094	$737,142	$1,373,268	$1,495,729

YANGLIN SOYBEAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2012 AND 2011

(UNAUDITED) (Stated in US Dollars)

9.	INTANGIBLE ASSETS

Intangible assets consist of the following:

Amortized intangible assets	January 1, 2012	Accumulated amortization	Foreign currency translation difference	June 30, 2012 (unaudited)
Land use rights	$4,306,011	(762,139)	30,142	$3,574,014
Railway use rights	1,289,612	(673,861)	9,027	624,778
Total amortized intangible assets	$5,595,623	(1,436,000)	39,169	$4,198,792

As of June 30, 2012, land use rights with net book value of $1,294,047 were pledged as collateral for certain loans.

There were no additions or disposals during the six months ended June 30, 2012.

Amortization expenses are included in the consolidated statement of operations and comprehensive income as follows:

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Selling expenses	$35,336	$34,394	$70,731	$68,376
General and administrative expenses	22,898	22,288	45,834	44,308
Total amortization expense	$58,234	$56,682	$116,565	$112,684

The estimated aggregate amortization expenses for intangible assets for the five succeeding years are as follows:

June 30,
2013	$233,123
2014	233,123
2015	233,123
2016	233,123
2017	233,123
Thereafter	3,033,177
$4,198,792

YANGLIN SOYBEAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2012 AND 2011

(UNAUDITED) (Stated in US Dollars)

10.	SHORT-TERM BANK LOANS

(A)	Short-term bank loans consist of the following:

	June 30, 2012`	December 31, 2011	Collateral
	(unaudited)
Loans from Agricultural Development Bank of China, interest rates at 6.56% per annum, due July 23, 2012	4,117,638	7,863,489

Loans from Agricultural Development Bank of China, interest rates at 6.56% per annum, due August 10, 2012	6,334,827	6,290,792

Loans from Agricultural Development Bank of China, interest rates at 6.56% per annum, due September 06, 2012	3,167,414	3,145,396

Loans from Agricultural Development Bank of China, interest rates at 6.56% per annum, due September 14, 2012	3,167,414	3,145,396	Machinery and equipment and land use rights

Loans from Agricultural Development Bank of China, interest rates at 6.56% per annum, due October 12, 2012	1,583,707	1,572,698

Loans from Agricultural Development Bank of China, interest rates at 6.56% per annum, due October 16, 2012	2,217,190

Loans from Agricultural Development Bank of China, interest rates at 6.56% per annum, due January 16, 2013	1,109,703

Balance at end of period	$21,697,893	$22,017,771

These loans were obtained and used by Yanglin for working capital. Interest expense for the six months ended June 30, 2012 and 2011 were $809,368 and $595,920, respectively. Interest expense for the three months ended June 30, 2012 and 2011 were $388,349 and $323,004, respectively.

(B)	Credit lines

The Group has a credit line facility with the availability to borrow up to $25.04 million (equivalent to RMB 160 million) with Agricultural Development Bank of China (the “Bank”).

YANGLIN SOYBEAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2012 AND 2011

(UNAUDITED) (Stated in US Dollars)

11.	OTHER PAYABLES

Other payables consist of the following:

	June 30, 2012	December 31, 2011
	(unaudited)
Due for construction	$-	$-
Others	37	37
Balance at the end of period	$37	$37

12.	LONG-TERM BANK LOAN

Long-term bank loans consist of the following:

	June 30, 2012	December 31, 2011	Collateral
	(unaudited)
Loans from Agricultural Development Bank of China, interest rates at 5.76% per annum, due August 26, 2014	$4,276,008	$4,246,284	Building, machinery and equipment and land use rights
Current maturities of long-term debt	(1,425,336)	(1,415,428)
Balance at the end of period	$2,850,672	$2,830,856

These loans were obtained and used by Yanglin for upgrading its products and expanding storage facilities. Interest expense for the six months ended June 30, 2012 and 2011 was $123,050 and $205,769, respectively. Interest expense for the three months ended June 30, 2012 and 2011 were $61,525 and $103,506, respectively.

The future principal payments under the bank loans are as follows:

For the twelve months ended June 30,
2013	1,425,336
2014	1,425,336
2015	1,425,336
Total	4,276,008

YANGLIN SOYBEAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2012 AND 2011

(UNAUDITED) (Stated in US Dollars)

13.	RELATED PARTIES TRANSACTIONS

(A)	Loans from related parties consist of the following:

	June 30, 2012	December 31, 2011
	(unaudited)
Loans from certain employees, interest rates at 7.722% and 9.405% per annum respectively, with various installments, due October 28, 2016	$218,804	$237,328

Current portion due within one year	(44,121)	(42,187)
	$174,683	$195,141

These loans were obtained and used by Yanglin for working capital. Interest expense for the six months ended June 30, 2012 and 2011 were $15,724 and $11,113, respectively, and interest paid for the three months ended June 30, 2012 and 2011 were $10,413 and $5,456, respectively.

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

The future principal payments under the bank loans are as follows:

For the twelve months ended June 30,
2013	44,122
2014	47,593
2015	51,339
2016	54,800
Thereafter	20,950
Total	$218,804

YANGLIN SOYBEAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2012 AND 2011

(UNAUDITED) (Stated in US Dollars)

13.	RELATED PARTIES TRANSACTIONS (Continued)

(B)	Heilongjiang Yanglin Group Seed Co. Ltd.

Heilongjiang Yanglin Group Seed Co. Ltd. “Yanglin Seed Co.”, which is wholly owned and managed by Mr. Shulin Liu, the Company’s chief executive officer, is an affiliate of the Company. Yanglin Seeds Co. supplies the farmers with “Yanglin” brand soybean seeds which provide higher oil yield. Pursuant to annual supply agreements with the Company, the farmers sell the harvested soybeans to Yanglin. Yanglin Seeds Co. extends favorable commercial terms to these farmers, such as competitive price, for them to purchase “Yanglin” soybean seeds. Meanwhile, Yanglin offers cash-upon-delivery payment terms to the farmers for purchases of the harvested soybeans grown from “Yanglin” soybean seeds. These arrangements ensure that we maintain good relations with our suppliers, and enjoy a stable supply of soybeans that meet our high quality standards. There was no related party transaction or commitment between Yanglin Seed Co. and the Group as of June 30, 2011 and for the six months ended June 30, 2012 and 2011, respectively.

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

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2012 AND 2011

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

	Number of warrants			Exercise	Contractual
Series of warrant	6/30/2012	12/31/2011	6/30/2011	price	term	Expiration Date
Series A	10,000,000	10,000,000	10,000,000	$2.75	5 years	October 2, 2012
Series B	5,000,000	5,000,000	5,000,000	$3.50	5 years	October 2, 2012
Series E	1,000,000	1,000,000	1,000,000	$2.58	5 years	October 2, 2012
Series F	500,000	500,000	500,000	$3.01	5 years	October 2, 2012
Total	16,500,000	16,500,000	16,500,000

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

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2012 AND 2011

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

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2012 AND 2011

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

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2012 AND 2011

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

As such, effective January 1, 2009, the Company reclassified the fair value of these warrants from equity to liability, as if these warrants were treated as a derivative liability since their issuance in October 2007. On January 1, 2009, the Company recorded as a cumulative effect adjustment by decreasing additional paid-in capital amounting to $15,003,941 and decreasing beginning retained earnings amounting to $72,047,158 and recording $87,051,099 as a warrant liability to recognize the fair value of such warrants on January 1, 2009. The fair value of the warrants was $1,344,423 and $1,050,000 on June 30, 2011 and December 31, 2010 respectively. The Company recognized $1,850,000 and $ (294,423) as income from the change in fair value of warrants for the six months ended June 30, 2012, and 2011, respectively. The Company recognized $0 and $3,735,238 as income from the change in fair value of warrants for the three months ended June 30, 2012, and 2011, respectively.

As of June 30, 2012 and December 31, 2011, the Company adopted the lattice valuation method to improve the valuation of the existing warrants with early exercise rights and down ratchet exercise price reset provision. The change is accounted for as change in accounting estimates. As opposed to closed form model like Black Scholes which assumes warrants be exercised on expiry date, the lattice model assumes a low probability of early exercise due to declining stock prices and sample different price paths using Monte Carlo simulation.

The following assumptions provide information regarding the warrants as following:

	June 30, 2012	December 31, 2011
Common stock issuable upon exercise of warrants	15,000,000	15,000,000
Market value of common stock on measurement date (1)	$0.04	$0.35
Adjusted Exercise price	$2.61-$3.30	$2.61-$3.30
Risk free interest rate (2)	0.12%	0.81%
Warrant lives in years	0.51	1.26
Expected volatility (3)	137%	166%
Expected dividend yield (4)	0%	0%
Assumed offering price range per unit over next two years	$0.25-$2.15	$0.25-$2.15
Assumed number of units sold in the offering	500,000-10,000,000	500,000-10,000,000

YANGLIN SOYBEAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2012 AND 2011

(UNAUDITED) (Stated in US Dollars)

14.	CONVERTIBLE PREFERRED STOCK AND WARRANTS (Continued)

(1)	The market value of common stock are the stock price at the close of trading on the date of June 30, 2012 and December 31, 2011, respectively.

(2)	The risk-free interest rate was determined by management using the 2 year Treasury Bill as of June 30, 2012 and December 31, 2011.

(3)	Expected volatility is based on average volatility of historical share trade information. The Company believes this method produces an estimate that is representative of the Company’s expectations of future volatility over the expected term of the warrants.

(4)	Management determined the dividend yield to be 0% based upon its expectation that it will not pay dividends for the foreseeable future.

SERIES B

Series B Convertible Preferred Stock has par value of $0.001 per share and each share of the Series B Convertible Preferred Shares is convertible into one share of the Common Stock, subject to standard adjustment provisions in the Certificate of Designations for Series B Convertible Preferred Shares.

After the expiration of the Series J Warrants on April 3, 2009, all of the unissued Series B convertible Preferred Shares were cancelled and reverted to the status of authorized but unissued preferred stock, undesignated as to series and subject to reissuance as shares of preferred stock of any one or more series as permitted by the Articles of Incorporation. There were no issued and outstanding shares of Series B Convertible Preferred Shares as of June 30, 2012 and December 31, 2011.

The following table summarizes warrant activity for the six months ended June 30, 2012 and the year ended December 31, 2011:

	Warrants	Weighted-average exercise price	Aggregate Intrinsic Value

Outstanding at December 31, 2011	16,500,000	$2.97	$-
Issued	-	-
Exercised	-	-
Expired
Outstanding at June 30, 2012	16,500,000	$2.97	$-

YANGLIN SOYBEAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2012 AND 2011

(UNAUDITED) (Stated in US Dollars)

14.	CONVERTIBLE PREFERRED STOCK AND WARRANTS (Continued)

The terms of outstanding warrants as of June 30, 2012 are as follows:

	Warrants outstanding			Warrants exercisable
Range of exercise prices	Number outstanding	Weighted average remaining contractual life (years)	Weighted average exercise price	Number exercisable	Weighted average exercise price

$2.75-$3.50	16,500,000	$0.26	$2.97	16,500,000	$2.97

Fair Value on a Recurring Basis

The following table sets forth, by level within the fair value hierarchy, the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2012:

Fair Value Measurements at June 30, 2012
Quoted
Prices
	In Active	Significant				Total
	Markets for	Other		Significant		Carrying
	Identical	Observable		Unobservable		Value as of
	Assets	Inputs		Inputs		June
Description	(Level 1)	(Level 2)		(Level 3)		30, 2012
Derivative warrant instruments	$-	$-	$		$
	$-	$-	$		$

YANGLIN SOYBEAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2012 AND 2011

(UNAUDITED) (Stated in US Dollars)

15.	STOCK OPTIONS

At the time the Company appointed Mr. Michael Marks as an independent director, the Company agreed to grant Mr. Marks, as part of his compensation, 20,000 stock options annually. The stock options was scheduled to be granted at the end of each quarter with the exercise price being the stock price at the last trading day of the quarter. During the three months ended June 30, 2012, the Company did not grant any stock option to its independent director due to Mr. Marks’ resignation from his position as an independent director of the Company on October 28, 2011. The exercise price of the options ranges from $0.30-$3.10 per share and are fully vested on the date of grant.

The Company valued the stock options by the Black Scholes model with the following assumptions:

Number of Options Issued	Expected Term	Expected Volatility	Dividend Yield	Risk Free Interest Rate	Grant Date Fair Value

5,000	5	105%	0%	2.54%	$11,292
5,000	5	105%	0%	2.31%	$11,646
5,000	5	105%	0%	2.69%	$11,117
5,000	5	105%	0%	2.55%	$10,126
5,000	5	105%	0%	1.79%	$8,603
5,000	5	105%	0%	1.27%	$3,761
5,000	5	105%	0%	2.01%	$1,123
5,000	5	105%	0%	2.24%	$3,567
5,000	5	105%	0%	1.76%	$1,309
5,000	5	105%	0%	0.96%	$4,605
50,000					$67,149

The following is a summary of the option activity:

	Options	Weighted-average exercise price	Aggregate Intrinsic Value
Outstanding at December 31, 2011	50,000	1.79	-
Issued			-
Exercised	-	-	-
Expired	-	-	-
Outstanding at June 30, 2012	50,000	1.79	-

Following is a summary of the status of options outstanding at June 30, 2012:

		Options outstanding			Options exercisable
Range of exercise prices		Number outstanding	Weighted average remaining contractual life (years)	Weighted average exercise price	Number exercisable	Weighted average exercise price
$	0.30-$3.10	50,000	3.63	$1.79	50,000	$1.79

For the six months ended June 30, 2012 and 2011, the Company recognized $0 and $10,126 as compensation expense for the stock options granted to the its independent director, respectively as the Company’s independent director resigned from his position on October 28, 2011.

YANGLIN SOYBEAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2012 AND 2011

(UNAUDITED) (Stated in US Dollars)

16.	EARNINGS PER SHARE

The calculation of the basic and diluted earnings per share attributable to the common stockholders is based on the following data for the three and six months ended June 30 (unaudited):

	Three months ended June 30		Six months ended June 30
	2012	2011	2012	2011
Numerator
Earnings:

Earnings (loss) for the purpose of basic earnings per share	$(3,057,221)	$(594,947)	$(4,619,384)	$(5,877,628)
Effect of dilutive potential common stock		-
Earnings (loss) for the purpose of dilutive earnings per share	$(3,057,221)	$(594,947)	$(4,619,384)	$(5,877,628)

Denominator
Number of shares:

Weighted average number of common stock for the purpose of basic earnings per share	20,865,119	20,465,119	20,865,119	20,465,119
Effect of dilutive potential common stock - conversion of convertible preferred stock
Effect of dilutive potential common stock - conversion of warrants and stock options
Weighted average number of common stock for the purpose of dilutive earnings per share	20,865,119	20,465,119	20,865,119	20,465,119

Because the Company reported a net loss for the three and six months ended June 30, 2012, common stock equivalents were anti-dilutive; therefore, the amounts reported for basic and diluted loss per share were the same.

YANGLIN SOYBEAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2012 AND 2011

(UNAUDITED) (Stated in US Dollars)

17.	INCOME TAXES

As of June 30, 2012, the Group had net operating tax losses carried forward of $49,023,783, which includes $557,114 and $48,466,669 in the US and PRC, respectively. Those losses carried forward in the US and PRC will expire between years 2013 and 2029. The Group has established a full valuation allowance against its net deferred tax assets due to the Group’s history of pre-tax losses and the resulting likelihood that the deferred tax assets are not realizable.

The Group has not recorded any income tax provision for the three and six months ended June 30, 2012, since the Group has estimated that its estimated annual effective income tax rate will be zero.

The Group is not aware of any unrecorded tax liabilities which would impact the Group’s financial position or its results of operations as of June 30, 2012 and December 31, 2011.

18.	VARIABLE INTEREST ENTITY

The Company, as a primary beneficiary of Yanglin, consolidates Yanglin, as a Variable Interest Entity (“VIE”), of which we are the primary beneficiary. The liabilities recognized as a result of consolidating a VIE do not represent additional claims on our general assets; rather, they represent claims against the specific assets of the consolidated VIE. Conversely, assets recognized as a result of consolidating a VIE do not represent additional assets that could be used to satisfy claims against our general assets. Reflected in the June 30, 2012 and December 31, 2011 balance sheets are consolidated VIE assets of $59.8 and $66.5 million, respectively, which are comprised mainly of cash, inventory and property and equipment. VIE liabilities mainly consist of short term bank loans and payables for working capital.

YANGLIN SOYBEAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2012 AND 2011

(UNAUDITED) (Stated in US Dollars)

19.	PARENT-ONLY FINANCIAL STATEMENTS

As mentioned in note 1 to the consolidated financial statements, as a result of entering into the contractual agreements, WFOE is deemed to control Yanglin as a VIE. These agreements may have restrictions on the ability of Yanglin to transfer funds to the Company through inter-company loans, advances and cash dividends which consist of additional paid in capital, statutory reserves and retained earnings of $22,632,280 and $28,895,167 respectively as at June 30, 2012 and December 31, 2011.

The following tables present unconsolidated financial information of the Company only:

Balance Sheets as following:

	June 30, 2012 (unaudited)	December 31, 2011
Cash – restricted	$247,961	$247,961
Investments in subsidiaries	32,556,012	38,664,554

Total assets	$32,803,973	$38,912,515

Other current liabilities	$645,408	$476,656
Warrant liabilities	0	1,850,000

Total liabilities	645,408	2,326,656

Total shareholders’ equity	32,158,565	36,585,859

Total liabilities and shareholders’ equity	$32,803,973	$38,912,515

Statements of Operations and Other Comprehensive Income for the six months ended June 30, 2012 AND 2011 (unaudited)

	2012	2011
Investment loss - equity method	$(6,108,541)	$(4,443,469)
General and administrative expenses	(94,252)	(28,688)
Loss from operations before income taxes	(6,202,793)	(4,472,157)
Change in fair value of warrants	1,850,000	(294,423)
Income before income taxes	(4,352,793)	(4,766,580)
Income taxes		-
Net income (loss)	$(4,352,793)	$(4,766,580)

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

We sell our products under the “Yanglin” brand name to various regions of the PRC through our many distribution channels. In the three months ended June 30, 2012, we generated total revenue of approximately $38.5 million with a net loss of $3.01 million.

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

Current Business Environment and Future Outlook

Since 2009 the Company’s operation has continued to experience a difficult period. In addition, the supply of raw material in 2012 is expected to be significantly low due to the rapid reduction of planting area of soybean in Heilongjiang province. Currently, there are only 40 million acres of planting areas in Heilongjinag Province, which is 48% less compared to 2010 when there are 64 million acres planting areas.

The factors for the significant reduction of soybean planting areas are as follows:

•	Cold weather and lack of rain causing drought resulted in inferior seed quality;

•	Increase in the cost of planting soybean namely, tenement, labour cost, chemical fertilizer and increased ractor-ploughing fees; and

•	Profitability of soybean per acre is relatively lower, compared to other types of crops such as corn and rice. Rice’s revenue per acre was three to four times more than soybean’s revenue per acre, and corn’s revenue per acre was twice to three times compared to soybean’s revenue per acre.

Usually the price of soybean is determined by market mechanisms; however, government policy may have a significant impact. For example, the PRC government conducted a national strategic purchase two times from late 2008 to 2011 and effectively raised the purchase price of soybeans in the market by offering a price of approximately 10% higher than normal market prices to farmers. Such and similar actions of the government, granting various forms of subsidies to farmers, may materially increase our cost of sales.

There are several factors that may have adverse impact in our future operation, including:

•	According to the local government’s construction planning, our factory No. 3, which was built in 2005 and manufactures Grade IV soybean oil, soybean meal and salad oil, is expected to be removed from current land which is going to be occupied by the local government for other use. As a result, the factory No. 3 with 300,000 processing capacity per year is expected to shut down at least for the next two years. Yanglin is still further discussing the details with the local government.

•	The harvest of genetically modified soybeans in the US and South America may cause an increase in the volume of soybeans imported to the PRC at lower prices.

•	Possible further appreciation of Renminbi (RMB) against USD in the future may also reduce the import price of genetically modified soybeans.

•	The uncertainties in the subsidy and supporting policies of the PRC government regarding the domestic soybean industry.

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

Processing capacity of soybean. Our current annual processing capacity of soybean is 520,000 metric tons. We processed approximately 258,697 metric tons in 2011, and 84,495 metric tons in the first quarter of 2012 and 65,514 metric tons in the second quarter of 2012 respectively. Based on these figures, it can be estimated that the current production capacity is sufficient for current demand.

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

Government policy or direct purchase. Usually the price of soybean is determined by market mechanisms; however, government policy may have a significant impact. For example, the PRC government conducted a national strategic purchase four times from late 2008 to 2011 and effectively raised the purchase price of soybeans in the market by offering a price about 10% higher than normal market prices to farmers. Such and similar actions of the government, granting various forms of subsidies to farmers, may materially increase our cost of sales.

Gross Profit (Loss)

Gross profit (loss) is the result of the combined effects of the following factors: (a) the selling price of our products, (b) the sales volume and the individual profit margin of each product, and (c) the cost of sales. We are a middle stream processor, and the profit margin of middle stream processing is usually relatively stable. Under normal circumstances, our gross profit margin has been in the range of 7% to 9%, based on previous experience until 2008., However, our gross profit margin has decreased to negative 2% to 4% during the past few years as a result of adverse changes in the market.

If exceptional circumstances exist, gross margin may be negatively affected. As mentioned above, a basic requirement for the domestic soybean processors to be entitled to the government subsidy announced in the end of 2011 is the purchase of soybeans from farmers at a government guided, higher than normal market price. The policy in effect made soybean prices increase from the end of 2011. Supported by the trend of increasing future prices of soybean in the global markets, the increased expectation of Chinese farmers on soybean prices helped maintain high price levels. However, prices of soybean products did not increase in line with that of soybeans. As a result, we suffered a gross loss in the first quarter of 2012.

Over the past few years, particularly in 2011 and 2012, the profitability of our products has been greatly influenced by a combination of the following factors: the large and cheaper imports of genetically-modified (GM) soybeans which offered a low cost alternative to soybean processors and suppressed the prices of soybean products in China’s market. At the same time, the cost of our major raw material, domestic soybeans, was usually higher than that of imported ones. Unfavorable weather conditions, especially excessive rain, caused the production volume of soybean to decrease and its price to increase. The Chinese government conducted a national purchase of soybean and issued other policies to support the price of domestic soybeans at a relatively high level. In the near future, we expect our profitability to be significantly influenced by, in addition to the above-mentioned factors, the following, including but not limited to: the expected increase in soybean output of the United States and South America which may result in additional soybean imports to the PRC; the possible appreciation of the RMB against the USD, which may cause imported soybean to be cheaper; and uncertainties in the policies of the Chinese government.

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

Results of Operations

The Three Months Ended June 30, 2012 Compared with the Three Months Ended June 30, 2011

	The three months Ended June 30, 2012	The three months Ended June 30, 2011
Consolidated Statement of Operations and Comprehensive (Loss) Income	($)	($)

Net Sales	$38,508,124	$45,356,414
Cost of sales	(40,764,261)	(48,638,067)
Gross loss	(2,256,137)	(3,281,653)
Selling expenses	(59,067)	(80,753)
General and administrative expenses	(291,293)	(560,651)
Impairment loss of assets held for sale	0	-
Loss from operations	(2,606,497)	(3,923,057)
Interest income	(460,287)	(431,966)
Interest expense	9,563	24,838
Other expense	0	-
Changes in fair value of warrants	0	3,735,238)
Income from operations before income tax	(3,057,221)	(594,947)
Income tax	-	-
Net income	(3,057,221)	(594,947)
Foreign currency translation adjustment	20,948	637,554
Comprehensive income (loss)	$(3,036,273)	$(42,607)

Net Sales

	For The Three Months Ended June 30,		Period to Period Change
	2012	2011
Item	Amount ($)	Amount ($)	Amount ($)%
Soybean meal	$18,571,595	$22,497,301	$(3,925,707)	-17.4%
Soybean oil	11,717,457	14,609,101	(2,891,644)	-19.7%
Salad oil	3,365,915	2,833,852	532,063	18.78%
Squeezed oil	433,273	387,113	46,160	11.92%
Soy protein concentrates	943,287	957,283	(13,996)	-1.46%
Low temperature soy meal	3,476,598	4,071,764	(595,166)	-14.62%
Total Net Sales	$38,508,124	$45,356,414	$(6,848,290)	-15.10%

Our net sales for the three months ended June 30, 2012 decreased by $6,848,290 or 15.10% over the three months ended June 30, 2012. The significant decrease in sales revenue was mainly the result of adjustment of operation levels due to reduced supply of raw material caused mainly by farmers’ high price expectation.

The decrease in sales revenue was mainly caused by the reduction in production and sales volume of our major products, though the average selling prices of these products increased over the period.

In the three months ended June 30, 2012, we purchased 61,078 tons of soybean and produced 43,063 tons of soybean meal, 8,119 tons of soybean oil, 2,307 tons of salad oil, 295 tons of squeezed oil, 784 tons of soy protein concentrates, and 6,981 tons of low-temperature soybean meal, as compared to 80,962 tons of soybean purchased, and 60,755 tons of soybean meal, 11,879 tons of soybean oil, 2,312 tons of salad oil, 294 tons of squeezed oil, 784 tons of soy protein concentrates, and 7,817 tons of low-temperature soybean meal produced respectively, in the three months ended June 30, 2011. Consequently, in the second quarter of 2012, we sold 43,727 tons of soybean mea8,741 tons of soybean oil, 2,428 tons of salad oil, 304 tons of squeezed oil, 785 tons of soy protein concentrates, and 5,823 tons of low-temperature soy meal, representing growth rates of -28%, -28.4%, 5.2%, 0.38%, 1.5% and -15.3%, respectively over the second quarter of 2011, when we sold 60,817 tons of soybean meal, 12,215 tons of soybean oil, 2,312 tons of salad oil, 304 tons of squeezed oil, 774 tons of soy protein concentrates, and 6,875 tons of low-temperature soy meal,. Though the average sales prices of the products, namely soybean meal, soybean oil, salad oil, squeezed oil, soy protein concentrates, and low-temperature soy meal, experienced growth rates of 11.75%, 9.1%, 10.08%, 8.53%, -5.47% and -1.88% in the second quarter of 2012 over those in the second quarter of 2011, such increases couldn’t fully compensate for the decrease in sales volume, resulting in a decline in total sales revenue.

Cost of Sales and Gross (Loss) Profit

	Period to Period Change
				%
	2012	% of Sales	2011	of Sales
	Amount ($)	Revenue	Amount ($)	Revenue	Amount ($)%
Cost of Sales:
Soybean meal	$(19,794,320)	106.58%	$(24,565,059)	109.19%	$4,770,738.74	-19.42%
Soybean oil	(12,318,289)	105.13%	(15,622,876)	106.94%	3,304,587.02	-21.15%
Salad oil	(3,554,868)	105.61%	(3,039,699)	107.26%	(515,168.27)	16.95%
Squeezed oil	(457,943)	105.69%	(419,154)	108.28%	(38,789.33)	9.25%
Soy protein concentrates	(1,004,094)	106.45%	(942,329)	98.44%	(61,764.80)	6.55%
Low-temp soy meal	(3,639,316)	104.68%	(4,048,951)	99.44%	409,634.77	-10.12%
Total Cost of Sales	$(40,768,829)	105.87%	$(48,638,067)	107.24%	$7,869,238.13	-16.18%
Gross (Loss) Profit:
Soybean meal	$(1,222,725)	-6.58%	$(2,067,757)	-9.19%	$845,031.95	-40.87%
Soybean oil	(600,831)	-5.13%	(1,013,775)	-6.94%	412,943.25	-40.73%
Salad Oil	(188,953)	-5.61%	(205,848)	-7.26%	16,894.96	-8.21%
Squeezed oil	(24,670)	-5.69%	(32,041)	-8.28%	7,370.43	23.00%
Soy protein concentrates	(60,807)	-6.45%	14,954	1.56%	(75,760.55)	-5.07%
Low-temp soy meal	(162,718)	-4.68%	22,813	0.56%	(185,531.66)	-8.13%
Total Gross Profit (Loss)	$(2,260,705)	-5.87%	$(3,281,653)	-7.24%	$1,020,948.38	31.11%

Our cost of sales for the three months ended June 30, 2012 decreased by $7,873,806 or 16,19% over the three months ended June 30, 2011, while the ratio of cost as a percentage to net sales value decreased from 107.24% to 105.86% over the period. The decrease in cost of sales was mainly caused by the increase in average selling price of soybean products. We recorded a gross loss of $20,256,137 in the three months ended June 30, 2012, in comparison to a gross loss of $3,281,653 in the three months ended June 30, 2011. Our gross profit margin increased from positive 7.24% to negative 5.86% over the same period. The main reasons for the gross loss in the second quarter of 2012 were the impact of the large imports of soybeans and the high price levels of soybeans. The main reason for the changes in gross profit was the increase in the raw material prices of certain of our soybean products.

Due to the increase in the cost of production and Chinese inflation expectations of the commodity prices, soybean purchase prices remain high. The average soybean purchase price was $525.25 per ton for the three months ended June 30, 20101 compared to $568.31 per ton for the three months ended June 30, 2012.

During the second quarter of 2012, the market prices of our products remained high. The average selling prices were higher than those in the second three months of 2011 (please refer to the section “Net Sales” above for details). Such increases has partly compensated for the increase in the soybean purchase price, resulting in an improvement in gross margin.

Operating Expenses

	For The Three Months Ended June 30,
					Period to Period
	2012	% of Sales	2011	% of Sales	Change
	Amount ($)	Revenue	Amount ($)	Revenue	Amount ($)%
Selling Expenses	$(59,067)	0.15%	$(80,753)	0.18%	$21,686)	-26.85%
General & Administrative Expenses	(291,293)	0.76%	(560,651)	1.24%	269,358	-48.04%
Impairment loss of long-lived assets	0	0	$0	-0	$0	0.00%
Total Operating Expenses	(350,360)	0.91%	(641,404)	1.41%	291,044	-45.38%

Selling expenses for the three months ended June 30, 2012 decreased by 26.85% as compared to the three months ended June 30, 2011.

General and administrative expenses for the three months ended June 30, 2012 decreased by 48.04% over the three months ended June 30, 2011. This was mainly caused by the material reduction in the expenses related to public company affairs, including professional fees paid to legal counsel and consulting fees to independent directors. As a percentage of net sales, general and administrative expenses decreased from 1.24% for the second quarter of 2011 to 0.76% for the second quarter of 2012.

As compared to the second quarter of 2011, total operating expenses decreased by 45.38% in the first quarter of 2012, and the percentage of net sales decreased from 1.41% to 0.91%.

Net Income

	For The Three Months Ended June 30,				Period to Period
	2012	% of Sales	2011	%of Sales	Change
	Amount ($)	Revenue	Amount ($)	Revenue	Amount ($)%
Loss from operations	$(2,606,497)	-6.77%	$(3,923,057)	-8.65%	$1,316,560)	-33.56%
Interest expenses	(460,287)	-1.20%	(431,966)	-0.95%	(28,321)	6.56%
Interest income	9,563	0.02%	24,838	0.05%	(15,275)	-61.50%
Other (expense) income	0	0.00%	-	-	0	0.00%
Changes in fair value of warrants	0	0.00%	3,735,238	8.24%	(3,735,238)	-100.00%
Income tax	-		-
Net income	$(3,057,221)	-7.94%	$(594,947)	-1.31%	$(2,462,274)	413.86%

Loss from operations was primarily due to the reasons described in the sections titled “Net Sales” and “Cost of Sales and Gross Profit” above. For the second quarter of 2011, we generated a gross loss and a loss after deducting selling and general and administrative expenses. Operating margin improved from negative 8.65% to negative 6.77 % from the second quarter of 2011 to the second quarter of 2012.

Interest expenses increased by 6.56% from the three months ended June 30, 2011, to the three months ended June 30, 2012. As a percentage of net sales, interest expense was 1.21% for the second quarter of 2012, as compared to 0.95% for the same period in 2011. The changes were mainly caused by increased bank borrowing. This was used to satisfy increased working capital needs. Interest income decreased by 61.50% over the same period.

Effective January 1, 2009, we adopted the provisions of FASB ASC Topic 815, "Derivatives and Hedging" ("ASC 815"). As a result of adopting ASC 815, we recorded non-cash income of $3,735,238 for the second quarter of 2011, and $0 for the second quarter of 2012, resulting from the change in fair value of warrants issued to investors in conjunction with the Company’s Series A Convertible Preferred Stock in October 2007. The accounting treatment of the warrants resulted from an anti-dilution provision to the warrant holders.

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

Net income, after including the above mentioned non-cash income from the change in fair value of warrants, decreased by 413.86% from the three months ended June 30, 2011, to the three months ended June 30, 2012. During the same period, net profit margin decreased from a negative 1.31% to a negative 7.94%.

Earnings Per Share

	For The Three Months Ended June 30,
	2012	2011
	Unaudited	Unaudited
Net Income (Loss) for Basic Earnings Per Share	$(3,057,221)	$(594,947)
Basic Weighted Average Number of Shares	20,865,119	20,465,119
Net Income (Loss) per Share – Basic	$(0.15)	$(0.03)
Net Income (Loss) for Diluted Earnings Per Share	$(3,057,221)	$(594,947)
Diluted Weighted Average Number of Shares	30,000,002	30,002,583
Net Income (Loss) per Share – Diluted	$(0.15)	$(0.03)

Basic and diluted earnings per share (EPS) for the quarter ended June 30, 2012, were $(0.15) and $(0.15), compared to $(0.03) and $(0.03) for the same quarter last year.

The Six Months Ended June 30, 2012 Compared with the Six Months Ended June 30, 2011

	The six months	The six months
Consolidated Statement of Operations and	Ended June 30, 2012	Ended June 30, 2011
Comprehensive (Loss) Income	($)	($)
Net Sales	$86,157,284	$79,238,203
Cost of sales	(90,831,150)	(82,719,446)
Gross profit (loss)	(4,673,866)	(3,481,243)
Selling expenses	(121,284)	(146,237)
General and administrative expenses	(752,812)	(1,144,990)
Impairment loss of assets held for sale	0	-
Loss from operations	(5,547,962)	(4,772,470)
Interest income	(948,938)	(857,211)
Interest expense	22,655	44,746
Other (expenses) income	4,861	1,730
Changes in fair value of warrants	1,850,000	(294,423)
Income from operations before income tax	(4,619,384)	(5,877,628)
Income tax	-	-
Net income	(4,619,384)	(5,877,628)
Foreign currency translation adjustment	266,591	1,111,048
Comprehensive income	$(4,352,793)	$(4,766,580)

Net Sales

	For The Six Months Ended June 30,		Period to Period Change
	2012	2011
Item	Amount ($)	Amount ($)	Amount ($)%
Soybean meal	$43,500,949	38,762,529	4,738,420	12.22%
Soybean oil	26,628,756	25,241,803	1,386,953	5.49%
Salad Oil	6,677,648	4,897,813	1,779,835	36.34%
Squeezed oil	821,626	746,275	75,351	10.10%
Soy protein concentrates	2,055,289	1,970,691	84,598	4.29%
Low temperature soy meal	6,473,016	7,619,092	(1,146,076)	-15.04%
Total Net Sales	$86,157,284	79,238,203	6,919,081	8.73%

Our net sales for the six months ended June 30, 2012 increased by $6,919,081 or 8.73% over the six months ended June 30, 2011. The slight increase in sales revenue was mainly the result of the increase of the product price.

The decrease in sales revenue was mainly caused by the reduction in production and sales volume of our major products, even though the average selling prices of these products increased over the period.

In the six months ended June 30, 2012, we purchased 147,033 tons of soybean and produced 102,311 tons of soybean meal, 19,384 tons of soybean oil, 4,615 tons of salad oil, 589 tons of squeezed oil, 1,568tons of soy protein concentrates, and 12,897 tons of low-temperature soybean meal, as compared to 140,726 tons of soybean purchased, and 101,079 tons of soybean meal, 20,379 tons of soybean oil, 3,854 tons of salad oil, 589 tons of squeezed oil, 1,567 tons of soy protein concentrates and 15,426 tons of low-temperature soybean meal produced respectively, in the six months ended June 30, 2011. Consequently, in six month ended June 30,2012, we sold 102,154 tons of soybean meal, 19,799 tons of soybean oil, 4,796 tons of salad oil, 575 tons of squeezed oil, 1,673 tons of soy protein concentrates, and 139,667 tons of low-temperature soy meal, representing growth rates of -0.31%, -5.24%, 21.29%, -1.58%, 3.69% and -18.65%, respectively, over the six month ended June 30, 2011, when we sold 102,477 tons of soybean meal, 20,894 tons of soybean oil, 3,954 tons of salad oil, 585 tons of squeezed oil, 1,613 tons of soy protein concentrates, and 10,669 tons of low-temperature soy meal. Though the average sales prices of the products, namely soybean meal, soybean oil, salad oil, squeezed oil, soy protein concentrates, and low-temperature soy meal, experienced growth rates of 8.11%, 7.24%, 8.32%, 8.09%, -3.01% and 1.18% in the six months ended June 30, 2012 over those same period of 2011, such increases has partly compensated for the decrease in sales volume, resulting in a rise in total sales revenue.

Cost of Sales and Gross (Loss) Profit

	For The Six Months Ended June 30,				Period to Period Change
	2012	% of Sales	2011	% of Sales
Cost of Sales:	Amount ($)	Revenue	Amount ($)	Revenue	Amount ($)%
Soybean meal	$(46,086,013)	105.94%	$(41,343,858)	106.66%	$(4,742,155)	11.47%
Soybean oil	(27,926,168)	104.87%	(26,029,936)	103.12%	(1,896,232)	7.28%
Salad oil	(7,031,877)	105.30%	(5,076,070)	103.64%	(1,955,807)	38.53%
Squeezed oil	(874,151)	106.39%	(784,299)	105.10%	(89,852)	11.46%
Soy protein concentrates	(2,167,645)	105.47%	(1,934,474)	98.16%	(233,171)	12.05%
Low-temp soy meal	(6,745,296)	104.21%	(7,550,809)	99.10%	805,513)	-10.67%
Total Cost of Sales	(90,831,150)	105.42%	(82,719,446)	104.39%	(8,111,704)	9.81%
Gross (Loss) Profit:
Soybean meal	$(2,585,064)	-5.94%	$(2,581,329)	-6.66%	$(3,735)	0.14%
Soybean oil	(1,297,412)	-4.87%	(788,133)	-3.12%	(509,279)	64.62%
Salad Oil	(354,229)	-5.30%	(178,257)	-3.64%	(175,972)	98.72%
Squeezed oil	(52,525)	-6.39%	(38,024)	-5.10%	(14,501)	-38.14%
Soy protein concentrates	(112,356)	-5.47%	36,217	1.84%	(148,573)	-4.10%
Low-temp soy meal	(272,280)	-4.21%	68,283	0.90%	(340,563)	-4.99%
Total Gross Profit (Loss)	$(4,673,866)	-5.42%	$(3,481,243)	-4.39%	$(1,192,623)	-34.26%

Our cost of sales for the six months ended June 30, 2012 increased by $8,111,704 or 9.81% over the six months ended June 30, 2011, while the ratio of cost as a percentage to net sales value decreased from 104.39% to 105.42% over the period. The increase in cost of sales in the six months was mainly caused by the material increase in processing and sales volume in the six months ended June 30, 2012 from the six months ended June 30, 2011. We recorded a gross loss of $4,673,866 in the six months ended June 30, 2012, in comparison to a gross loss of $3,481,243 in the six months ended June 30, 2011. Our gross profit margin improved from a negative 4.39% to a negative 5.42% over the same period. The main reasons for the gross loss of the six months ended June 30, 2012 were the impact of the still large imports of soybeans and the negative influence of foot-and-mouth disease.

By the reason of the increase in the cost of production and Chinese inflation expectations of the commodity prices, soybean purchase prices remain high. The average soybean purchase price was $515.68 per ton for the six months ended June 30, 2011 compared to $568.31 per ton for the six months ended June 30, 2012.

During the period of 2012, the market prices of our products remained high. The average selling prices were higher than those in the six months of 2011 (please refer to the section “Net Sales” above for details). Such increases has partly compensated for the increase in the soybean purchase price, resulting in an improvement in gross margin.

Operating Expenses

	For The Six Months Ended June 30,
	2012	% of Sales	2011	% of Sales	Period to Period Change
	Amount ($)	Revenue	Amount ($)	Revenue	Amount ($)%
Selling Expenses	$(121,284)	0.14%	$(146,237)	0.18%	$24,953	-17.06%
General & Administrative Expenses	(752,812)	0.87%	(1,144,990)	1.44%	392,178	-34.25%
Impairment loss of long-lived assets		-	-	-		!
Total Operating Expenses	$(874,096)	1.01%	$(1,291,227)	1.63%	$417,131	-32.31%

Selling expenses for the six months ended June 30, 2012 decreased by 17.06% as compared to the six months ended June 30, 2011. This decrease was mainly due to the decrease in the expenses related to market development. As a percentage of net sales, selling expenses remained at 0.14% over the period.

General and administrative expenses for the six months ended June 30, 2012 decreased by 34.25% over the six months ended June 30, 2011. This was the combined effect of the material decrease in depreciation charges, including those of the temporarily idle assets, and the material savings on professional service fees related to public company affairs. As a percentage of net sales, general and administrative expenses decreased from 1.44% for the six months ended June 30, 2011 to 0.87% for the six months ended June 30, 2012.

As compared to the six months ended June 30, 2011, total operating expenses decreased by 32.31% in the six months ended June 30, 2012, and the percentage of net sales decreased from 1.63% to 1.01% over the period.

Net Income

	For The Six Months Ended June 30,				Period to Period
	2012	% of Sales	2011	%of Sales	Change
	Amount ($)	Revenue	Amount ($)	Revenue	Amount ($)%
Loss from operations	$(5,547,962)	-6.44%	$(4,772,470)	-6.02%	$(775,492)	16.25%
Interest expenses	(948,938)	-1.10%	(857,211)	-1.08%	(91,727)	10.70%
Interest income	22,655	0.03%	44,746	0.06%	(22,091)	-49.37%
Other (expense) income	4,861	0.01%	1,730	0.00%	3,131	180.98%
Changes in fair value of warrants	1,850,000	2.15%	(294,423)	-0.37%	2,144,423	-728.35%
Income tax	-		-
Net income	$(4,619,384)	-5.36%	$(5,877,628)	-7.42%	$1,258,244	-21.41%

Loss from operations was primarily due to the forgoing reasons in the sections entitled “Net Sales” and “Cost of Sales and Gross Profit”. For the six months ended June 30, 2012, we generated a gross loss, and a loss after deducting selling and general and administrative expenses. Operating margin decreased from negative 6.02% to negative 6.44%.

Interest expenses increased by 10.7% from the six months ended June 30, 2011, to the six months ended June 30, 2012. As a percentage of net sales, interest expense was 1.1% for the six months ended June 30, 2012, as compared to 1.08% for the same period in 2011. The changes were mainly caused by the interest rate increase in bank borrowings. Interest income decreased by 49.37% over the same period.

Effective January 1, 2009, we adopted the provisions of FASB ASC Topic 815, "Derivatives and Hedging" ("ASC 815"). As a result of adopting ASC 815, we recorded non-cash income of $1,850,000 for the six months ended June 30, 2012, and negative $294,423 for the six months ended June 30, 2011, resulting from the change in fair value of warrants issued to investors in conjunction with the Company’s Series A Convertible Preferred Stock in October 2007. The accounting treatment of the warrants resulted from an anti-dilution provision to the warrant holders.

Since Yanglin has been recognized as a “Key Leading Enterprise” in the industrialization of the agriculture industry by the Chinese government, Yanglin has qualified for a complete exemption from income tax through 2009. This status is usually reviewed every two years, in accordance to a governmental order. The latest review of Yanglin’s status of National Key Leading Enterprise in Agriculture was completed by the government in March 2010, and the status was granted to the Company for the period from January 2010 to June 2012. The Company received the government approval on May 7, 2010. Other than the PRC's central government's award, a review by the local tax authority is also required in order to enjoy a 2012 tax exemption.

Net income, after including the above mentioned non-cash income from the change in fair value of warrants, decreased by 21.41% from a net income of $5,877,628 in the six months ended June 30, 2011, to a net income of negative $4,619,384 in the six months ended June 30, 2012. During the same period, net profit margin improved from -7.24% to -5.36%.

Earnings Per Share

	For The Six Months Ended June 30,
	2012	2011
	Unaudited	Unaudited
Net Income (loss) for Basic Earnings Per Share	$(4,619,384)	$(5,877,628)
Basic Weighted Average Number of Shares	20,865,119	20,465,119
Net Income (loss) per Share – Basic	$(0.22)	$(0.29)
Net Income for Diluted Earnings Per Share	$(4,619,384)	$(5,877,628)
Diluted Weighted Average Number of Shares	30,003,002	30,003,002
Net Income (loss) per Share – Diluted	$(0.22)	$(0.29)

Basic and diluted earnings per share (EPS) for the six months ended June 30, 2012, were $(0.22) and $(0.22), compared to $(0.29) and $(0.29) for the same period last year.

Liquidity and Capital Resources

Generally, we finance our business with cash flow from operations and short-term bank loans. Working capital is current assets less current liabilities, and our operational cash demand consists mainly of raw materials purchases, salaries, production overhead (such as auxiliary materials and utilities) and financing expenses, of which raw materials (soybean) purchases comprise the majority.

As we generally pay cash to our suppliers upon purchase of soybeans, there is a higher than normal need for cash around harvest season. Under normal circumstances, our pattern of operations is as follows: (i) we will keep a large cash reserve until early October, the harvest time, and take short-term loans from banks at that time, (ii) we will build up a substantial inventory of soybeans so that for the period through the end of the year and for the following quarter or even the following half year, we will have sufficient raw materials to maintain operations and convert finished products to cash, and (iii) we will repay the short-term loans by the end of June or July the following year.

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

Cash Flows for the Six Months Ended June 30, 2012 Compared with the Six Months Ended June 30, 2011

Operating Activities

Cash used in operating activities for the six months ended June 30, 2012 was $3,465,611, while provided by operating activities for the six months ended June 30, 2011, was $10,470,427. The difference were primarily due to the reduction in the balance of our advances to suppliers by $9,082,570 in the six months ended June 30, 2011, while in comparison we almost hold the same level of the balance of advances to suppliers from the same period of 2011, and the reduction in the inventories level is $2,968,053 in the six months ended June 30 2012 which was not as much as $$5,932,829 of the same period of 2011.

Our cash flows are becoming less stable. As a result of the changes in the market since the end of 2011, we started to sell our products by credit term which is generally for a term of three month, rather than primarily receiving payment through cash.

Investing Activities

Net cash generated in investing activities for the six months ended June 30, 2012 was nil, compared to $50,178 used in investing activities for the six months ended June 30, 2011.

Financing Activities

Net cash used in financing activities was $494,204 for the six months ended June 30, 2012, compared to net cash used in financing activities of $10,165,259 for the six months ended June 30, 2011. Net cash used in the six months ended June 30, 2011 included the repayment of the principals of the long-term loans from related parties, and no new borrowings were made during this period. During the six months ended June 30, 2012, we made principal payments for short-term bank loans of $474,018, and principal payments for loans from related parties amounted to $20,186. During the six months ended June 30, 2011, we made principal payments for short-term bank loans of $10,104,722, and principal payments for loans from related parties amounted to $60,537.

Loans

We had short-term bank loans of $21,697,892 on June 30, 2012, as compared to $ 22,017,771 on December 31, 2011. These loans are used to satisfy working capital needs. We have fully repaid all due loans on time. The loan outstanding as at June 30, 2012 is due on December, 2012.

We had long-term bank loans, including the portion payable within one year, of approximately of $2,850,672 on June 30, 2012, as compared to $ 2,830,856 on December 31, 2011. These loans are used to upgrade our oil products and expand our storage facility. The loan outstanding as at June 30 2012 is due on August 26, 2014.

The balance of our long-term bank loan from related parties, including the portion payable within one year, was approximately $174,682 on June 30, 2012, compared to $ 195,141 on December 31, 2011. The change was caused by repayment of the principal, and we did not borrow any additional funds during the six months ended June 30, 2012.

Commitments and Contingencies

We have no future cash commitments or contingent liabilities as of June 30, 2012.

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

The following tables summarize our contractual obligations as of June 30, 2012, and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

Payments due by period
Contractual obligations	Total	Less than 1 year	2-3 years	3-5 years	More than 5 years
Long-Term Debt Obligations	$4,494,811	$1,469,457	$2,949,604	$75,750	$0
Capital Lease Obligations	-	-	-	-	-
Operating Lease Obligations	-	-	-	-	-
Purchase Obligations	-	-	-	-	-

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

ITEM 3—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4—CONTROLS AND PROCEDURES

a. Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act, our management has carried out an evaluation, with the participation and under the supervision of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2012.

Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating and implementing possible controls and procedures. Management conducted its evaluation of disclosure controls and procedures under the supervision of our chief executive officer and our chief financial officer. Based upon, and as of the date of this evaluation, our chief executive officer and chief financial officer concluded that, as of June 30, 2012, our disclosure controls and procedures were not effective due to the material weaknesses and significant deficiencies in our internal control over financial reporting described below.

Management conducted its evaluation of disclosure controls and procedures under the supervision of our chief executive officer and our chief financial officer. Based upon, and as of the date of this evaluation, our chief executive officer and chief financial officer concluded that, as of June 30, 2012, our disclosure controls and procedures were not effective due to the material weaknesses and significant deficiencies in our internal control over financial reporting described below.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act. Our internal control system over financial reporting is a process designed under the supervision of the Company's Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the consolidated financial statements in accordance with United States generally accepted accounting principles (“U.S. GAAP”). Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

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

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act. Our management is also required to assess and report on the effectiveness of our internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”). Management assessed the effectiveness of our internal control over financial reporting as of June 30, 2012. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework. Based on our evaluation, our principal executive officer and principal financial officer have concluded that as of June 30, 2012, our internal control over financial reporting was not effective due to the identification of the following material weaknesses:

A.	No mechanism has been established for our directors and management to make declarations in relation to related parties and any conflicts of interest regarding our operations that our directors and management may have.
B.	There was no internal audit exercises performed, nor did we have formal policies and plan for regular internal audit exercise.

C.	We did not maintain personnel with a sufficient level of accounting knowledge, experience and training in the application of US GAAP and SEC requirements.

Both control deficiencies could result in material misstatements of significant accounts and disclosures that would result in a material misstatement to our interim or annual consolidated financial statements that would not be prevented or detected. Accordingly, the management has determined that these control deficiencies constitute material weaknesses.

Remediation Initiative and Progress

We have engaged an accounting consulting firm to help with the preparation of our consolidated financial statements and deliver training to our own accounting staff on the selection and application of US GAAP and related SEC disclosure requirements. In addition, we have engaged a consulting firm to draft an accounting manual based on US GAAP. The draft has been prepared and is currently being reviewed by our management, and it will be released upon approval of the management and the audit committee.

b. Changes in Internal Controls over Financial Reporting

During the quarter ended June 30, 2012, there was no other change in our internal controls over financial reporting, except as described above, that has materially affected, or that is reasonably likely to materially affect, our internal control over financial reporting.

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

Yanglin Soybean, Inc.

Date: August 14, 2012	By:	/s/ Shulin Liu
Shulin Liu
Chief Executive Officer
(Principal Executive Officer)

Yanglin Soybean, Inc.

Date: August 14, 2012	By:	/s/ Yang Nan
Yang Nan
Chief Financial Officer
(Principal Financial and Accounting Officer)

