Form 10-Q
period 2012-09-30
Yanglin Soybean, Inc.
filed 2012-11-19
CIK 1368745

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

As of November 15, 2012, the Company had 21,220,119 shares of Common Stock, $0.001 par value per share, issued and outstanding.

Yanglin Soybean, Inc.

PART 1-FINANCIAL INFORMATION

ITEM 1-FINANCIAL STATEMENTS

YANGLIN SOYBEAN, INC.

CONSOLIDATED BALANCE SHEETS

AS AT SEPTEMBER 30, 2012 (UNAUDITED), AND DECEMBER 31, 2011

(Stated in US Dollars)

	September 30, 2012 (unaudited)	December 31, 2011
ASSETS
Current assets
Cash	$5,437,803	$16,882,123
Cash-restricted	247,961	247,961
Trade receivables	3,019,684	2,883,097
Inventories	513,658	5,023,011
Advances to suppliers	7,865,553	7,825,968
Prepaid VAT and other taxes	11,070,120	9,863,838
Other receivables and prepaid expenses	22,182	56,963

Total current assets	28,176,961	42,782,961

Property, plant and equipment, net	10,626,088	19,675,794
Assets held for sale	4,330,228	0
Intangible assets, net	2,848,441	4,285,356

TOTAL ASSETS	$45,981,718	$66,744,111

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Short-term bank loans	$13,816,012	$22,017,771
Loans from related parties – current	44,878	42,187
Accounts payable	14,238	11,203
Other payables	35	37
Customers deposits	1,080,871	1,073,348
Accrued liabilities	722,807	570,197
Current maturities of long-term debt	1,422,588	1,415,428
Warrant liability	0	1,850,000
Total current liabilities	17,101,429	26,980,171

Long-term liabilities
Long-term bank loan	2,845,175	2,830,856
Loan from related parties – non-current	163,089	195,141

TOTAL LIABILITIES	20,109,693	30,006,168

STOCKHOLDERS' EQUITY
Convertible preferred stock 50,000,000 authorized shares with a par value of $.001 designated as follows:
10,000,000 shares designated as Series A $0.001 par value, 9,134,883 and 9,134,883 shares issued and outstanding as of September 30, 2012 and December 31, 2011, respectively	9,135	9,135
Common stock:
$0.001 par value, 10,000,000,000 shares authorized; 20,865,119 and 20,865,119 shares issued and outstanding as of September 30, 2012 and December 31, 2011, respectively	20,865	20,865
Additional paid-in capital	27,932,842	27,932,842
Statutory reserves	5,628,636	5,628,636
Retained earnings (accumulated deficit)	(18,761,626)	(7,723,645)
Accumulated other comprehensive income	11,042,173	10,870,110

Total stockholders’ equity	25,872,025	36,737,943

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$45,981,718	$66,744,111

The accompanying notes are an integral part of these consolidated financial statements.

YANGLIN SOYBEAN, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME FORTHE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011(UNAUDITED)(Stated in US Dollars)

	For the three months ended September 30		For the nine months ended September 30
	2012	2011	2012	2011
Net sales	$17,016,657	$38,747,753	$103,141,496	$117,904,533
Cost of sales	(18,120,042)	(41,035,346)	(108,917,207)	(123,662,226)
Gross (loss)	(1,103,385)	(2,287,593)	(5,775,711)	(5,757,693)

Operating Expenses
Selling expenses	(54,284)	(59,859)	(175,560)	(206,096)
General and administrative expenses	(586,260)	(533,995)	(1,315,230)	(1,678,208)
Impairment loss of assets held for sale	(4,317,129)		(4,322,391)	-
Total operating expenses	(4,957,673)	(593,854)	(5,813,181)	(1,884,304)

(Loss)income from operations	(6,061,058)	(2,881,447)	(11,588,892)	(7,641,997)

Interest expenses	(383,380)	(223,040)	(1,332,199)	(1,081,906)
Interest income	5,604	16,102	28,252	60,877
Other income	0	2,049	4,858	3,762
Changes in fair value of warrants	0	(5,953,229)	1,850,000	(6,247,652)

(Loss) income before income taxes	(6,438,834)	(9,039,565)	(11,037,981)	(14,906,916)

Income tax	0	-	0

Net income (loss)	(6,438,834)	(9,039,565)	(11,037,981)	(14,906,916)

Foreign currency translation adjustment	(73,580)	637,554	172,063	1,594,375
Comprehensive income	$(6,512,414)	$(8,402,011)	$(10,865,918)	$(13,312,541)

Earnings(loss) per share
Basic	$(0.31)	$(0.44)	$(0.53)	$(0.73)
Diluted	$(0.31)	$(0.44)	$(0.53)	$(0.73)

Weighted average shares outstanding
Basic	20,865,119	20,465,119	20,865,119	20,465,119
Diluted	20,865,119	20,465,119	20,865,119	20,465,119

The accompanying notes are an integral part of these consolidated financial statements.

YANGLIN SOYBEAN, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012 (UNAUDITED)

(Stated in US Dollars)

	Preferred stock Series A		Common stock				(Accumulated	Accumulated
	Number of shares	Amount	Number of shares	Amount	Additional paid-in capital	Statutory reserves	deficit) retained earnings	other comprehensive income	Total
Balance, December 31, 2011	9,134,883	$9,135	20,865,119	$20,865	$27,932,842	$5,628,636	$(7,723,645))	$10,870,110	$36,737,943
Net income(loss)	-	-	-	-	-	-	(11,037,981))	-	(11,037,981)
Share-based compensation expense	-	-	-	-	-	-	-	-	-
Foreign currency translation adjustment	-	-	-	-	-	-	-	172,063	172,063
Balance, September 30, 2012	9,134,883	$9,135	20,865,119	$20,865	$27,932,842	$5,628,636	$(18,761,626)	$11,042,173	$25,872,025

The accompanying notes are an integral part of these consolidated financial statements.

YANGLIN SOYBEAN, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011 (UNAUDITED)

(Stated in US Dollars)

	For the nine months ended
	September 30
	2012	2011
Cash flows from operating activities
Net income (loss)	$(11,037,981)	$(14,906,916)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	1,793,889	2,215,754
Amortization	169,756	169,920
Share-based compensation expense	0	9,293
Bad debt recovery	617	519
Impairment loss of assets held for sale	4,322,391	-
Change in fair value of warrants	(1,850,000)	6,247,652
Changes in operating assets and liabilities:
Trade receivable	(122,168)	-
Inventories	4,540,862	9,774,367
Advances to suppliers	0	9,130,658
Prepaid VAT and other taxes	(1,157,945)	(583,149)
Other receivables	34,499	65,749
Accounts payable	2,983	(44,602)
Other payables	(2)	-
Customers deposits	2,096	557,938
Accrued liabilities	150,264	(115,235)

Net cash provided by(used in ) operating activities	(3,150,739)	12,521,948

Cash flows from investing activities
Purchase of property, plant and equipment	0	(37,514)
	-
Net cash used in investing activities	0	(37,514)

Cash flows from financing activities
Proceeds from bank loans	-	-
Cash-restricted	-	-
Principal payments for short-term bank loans	(8,324,311)	(24,010,343)
Principal payments for loans from related parties	(30,602)	(74,328)

Net cash flows provided by (used in) financing activities	(8,354,913)	(24,084,671)

Net increase ( decrease ) in cash	(11,505,652)	(11,600,237)
Effect of foreign currency translation on cash	61,332	644,912
Cash- beginning of period	16,882,123	24,065,082
Cash- end of period	$5,437,803	$13,109,757

Supplementary cash flow information:
Interest paid	$1,332,199	$1,117,276

Supplemental disclosure of non-cash investing activities:
Reclassify impaired assets from fixed assets to other assets - held for sale	$4,330,228	$

The accompanying notes are an integral part of these consolidated financial statements.

YANGLIN SOYBEAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

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

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

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

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

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

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

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

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

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

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

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

The exchange rates used to translate amounts in RMB into USD for the purposes of preparing the consolidated financial statements were as follows:

	September 30, 2012	December 31, 2011	September 30, 2011
The closing rate at RMB : USD exchange rate	6.3265	6.3585	6.3952
Average nine-months ended RMB : USD exchange rate	6.3180	-	6.4972
Average three-months ended RMB : USD exchange rate	6.3257	-	6.4132

YANGLIN SOYBEAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

(UNAUDITED) (Stated in US Dollars)

2.	GENERAL (Continued)

The RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions. There is no assurance that the RMB amounts could have been, or could be, converted into USD at the rates used in translation.

YANGLIN SOYBEAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

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

Cost of sales consists primarily of direct material costs, direct labor cost, and applicable overhead costs attributable to the production of products. Permanent write-down of inventory to the lower of cost or market value is also reflected in the cost of revenues. For the nine and three months ended September 30, 2012 and 2011, there were no write-downs of inventories.

(n)	Advertising

The Group expenses all advertising expenses as incurred. Advertising expenses included in selling expenses were nil for the nine months ended September 30, 2012 and 2011, respectively. Advertising expenses for the three months ended September 30, 2012 and 2011 were nil for both periods as well.

(o)	Shipping and handling

All shipping and handling costs are expensed as incurred and included in selling expense. Total shipping and handling expenses were $42,756 and $53,628 for the nine months ended September 30, 2012 and 2011, respectively. The Shipping and handling costs for the three months ended September 30, 2012 and 2011 were $6,507 and $17,079, respectively.

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

Full time employees in PRC entities participate in a government mandated multi-employer defined contribution plan pursuant to which certain pension benefits, medical care, unemployment insurance, employee housing fund and other welfare benefits are provided to employees. The PRC labor regulations require the Group to accrue for these benefits based on certain percentages of the employees' salaries. Management believes full time employees who have passed the probation period are entitled to such benefits. The total provisions for employee pension were $153,022 and $142,940 for the nine months ended September 30, 2012 and 2011, respectively. The total provisions for employee pension for the three months ended September 30, 2012, and 2011 were $47,974 and $47,647, respectively.

YANGLIN SOYBEAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

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

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

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

The Company established a statutory surplus reserve as well as a statutory public welfare fund and commenced to appropriate 10% and 5%, respectively, of the PRC net income after taxation to these reserves. The amounts included in the statutory reserves consisted of surplus reserve of $3,752,424 and common welfare fund of $1,876,212 as of September 30, 2012 and December 31, 2011, respectively.

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

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

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

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

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

YANGLIN SOYBEAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

(UNAUDITED) (Stated in US Dollars)

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

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

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

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

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

YANGLIN SOYBEAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

(UNAUDITED) (Stated in US Dollars)

2.	GENERAL (Continued)

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

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

(UNAUDITED) (Stated in US Dollars)

2.	GENERAL (Continued)

(x)	Recent accounting pronouncements

In July 2012, FASB issued Accounting Standards Update (ASU) No. 2012-01, Health Care Entities (Topic 954): Continuing Care Retirement Communities — Refundable Advance Fees. This ASU clarifies that an entity should classify an advance fee as deferred revenue when a continuing care retirement community has a resident contract that provides for payment of the refundable advance fee upon reoccupancy by a subsequent resident, which is limited to the proceeds of reoccupancy. Refundable advance fees that are contingent upon reoccupancy by a subsequent resident but are not limited to the proceeds of reoccupancy should be accounted for and reported as a liability. For public entities (including conduit bond obligors), the amendments in ASU No. 2012-01 are effective for fiscal periods beginning after December 15, 2012. For nonpublic entities, the amendments to the codification in the ASU are effective for fiscal periods beginning after December 15, 2013. Early adoption is permitted. The amendments in ASU No. 2012-01 should be applied retrospectively by recording a cumulative-effect adjustment to opening retained earnings (or unrestricted net assets) as of the beginning of the earliest period presented.

In July 2012, FASB issued Accounting Standards Update (ASU) No. 2012-02, Intangibles—Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment. This ASU states that an entity has the option first to assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired. If, after assessing the totality of events and circumstances, an entity concludes that it is not more likely than not that the indefinite-lived intangible asset is impaired, then the entity is not required to take further action. However, if an entity concludes otherwise, then it is required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying amount in accordance with Codification Subtopic 350-30, Intangibles—Goodwill and Other, General Intangibles Other than Goodwill. Under the guidance in this ASU, an entity also has the option to bypass the qualitative assessment for any indefinite-lived intangible asset in any period and proceed directly to performing the quantitative impairment test. An entity will be able to resume performing the qualitative assessment in any subsequent period. The amendments in this ASU are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted, including for annual and interim impairment tests performed as of a date before July 27, 2012, if a public entity’s financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance.

YANGLIN SOYBEAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

(UNAUDITED) (Stated in US Dollars)

2.	GENERAL (Continued)

In August 2012, FASB has issued Accounting Standards Update (ASU) No. 2012-03, Technical Amendments and Corrections to SEC Sections. This ASU amends various SEC paragraphs pursuant to SAB 114, SEC Release No. 33-9250, and ASU 2010-22, which amend or rescind portions of certain SAB Topics.

In October 2012, FASB issued Accounting Standards Update (ASU) No. 2012-04, Technical Corrections and Improvements. This ASU make technical corrections, clarifications, and limited-scope improvements to various Topics throughout the Codification. The amendments in this ASU that will not have transition guidance will be effective upon issuance for both public entities and nonpublic entities. For public entities, the amendments that are subject to the transition guidance will be effective for fiscal periods beginning after December 15, 2012. For nonpublic entities, the amendments that are subject to the transition guidance will be effective for fiscal periods beginning after December 15, 2013.

In October 2012, FASB issued Accounting Standards Update (ASU) No. 2012-05, Statement of Cash Flows (Topic 230). This ASU addresses how cash receipts arising from the sale of certain donated financial assets, such as securities, should be classified in the statement of cash flows of not-for-profit entities (NFPs). Some NFPs classify those cash receipts as investing cash inflows, while other entities classify them as either operating cash inflows or financing cash inflows, consistent with their treatment of inflows arising from cash contributions. The objective of this Update is for an NFP to classify cash receipts from the sale of donated financial assets consistently with cash donations received in the statement of cash flows if those cash receipts were from the sale of donated financial assets that upon receipt were directed without the NFP imposing any limitations for sale and were converted nearly immediately into cash. The amendments in the ASU are effective prospectively for fiscal years, and interim fiscal periods within those years, beginning after June 15, 2013. Retrospective application to all periods presented upon the date of adoption is permitted. Early adoption from the beginning of the fiscal year of adoption is permitted.

In October 2012, FASB issued Accounting Standards Update (ASU) No. 2012-06, Business Combinations (Topic 805): Subsequent Accounting for an Indemnification Asset Recognized at the Acquisition Date as a Result of a Government-Assisted Acquisition of a Financial Institution. This ASU addresses the diversity in practice about how to interpret the terms on the same basis and contractual limitations when subsequently measuring an indemnification asset recognized in a government-assisted (Federal Deposit Insurance Corporation or National Credit Union Administration) acquisition of a financial institution that includes a loss-sharing agreement (indemnification agreement). For public and nonpublic entities, the amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning on or after December 15, 2012. Early adoption is permitted. The amendments should be applied prospectively to any new indemnification assets acquired after the date of adoption and to indemnification assets existing as of the date of adoption arising from a government-assisted acquisition of a financial institution.

YANGLIN SOYBEAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

(UNAUDITED) (Stated in US Dollars)

2.	GENERAL (Continued)

In October 2012, FASB issued Accounting Standards Update (ASU) No. 2012-07, Entertainment—Films (Topic 926): Accounting for Fair Value Information That Arises after the Measurement Date and Its Inclusion in the Impairment Analysis of Unamortized Film Costs. This ASU eliminates the rebuttable presumption that the conditions leading to the write-off of unamortized film costs after the balance sheet date existed as of the balance sheet date. The amendments also eliminate the requirement that an entity incorporate into fair value measurements used in the impairment tests the effects of any changes in estimates resulting from the consideration of subsequent evidence if the information would not have been considered by market participants at the measurement date. or SEC filers, the amendments are effective for impairment assessments performed on or after December 15, 2012. For all other entities, the amendments are effective for impairment assessments performed on or after December 15, 2013. The amendments resulting from this ASU should be applied prospectively. Earlier application is permitted, including for impairment assessments performed as of a date before October 24, 2012, if, for SEC filers, the entity’s financial statements for the most recent annual or interim period have not yet been issued or, for all other entities, have not yet been made available for issuance.

YANGLIN SOYBEAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

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

The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties. As of September 30, 2012, the carrying amounts of financial assets and liabilities, such as cash and cash equivalents, accounts receivable, other receivables, short-term bank loans, accounts payable, and other payables, approximate their fair values because of the short maturity of these instruments and market rates of interest available to the Group.

YANGLIN SOYBEAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

(UNAUDITED) (Stated in US Dollars)

4.	CREDIT RISK AND CUSTOMERS AND SUPPLIERS CONCENTRATIONS

Financial instruments which potentially expose the Group to concentrations of credit risk, is cash and accounts receivable as of September 30, 2012 and December 31, 2011. The Group performs ongoing evaluations of its cash position and credit evaluations of customers to ensure sound collections and minimize credit losses exposure.

CASH- U.S. ACCOUNTS– (RESTRICTED)

As of September 30, 2012 and December 31, 2011, respectively, the Group’s restricted cash of $247,961 and $247,961 was kept in bank account in the U.S. Cash accounts at financial institutions in the U.S. may exceed the federal depository insurance coverage limits. In October 2008, the FDIC increased its insurance from $100,000 per depositor to $250,000 and to an unlimited amount for non-interest bearing accounts. The coverage increase, which is temporary, extends through December 31, 2013 and September 30, 2010, respectively. All of the cash held in the U.S. is fully insured. Lastly, there is no unrestricted cash in U.S. accounts.

CASH- PRC ACCOUNTS– (RESTRICTED AND UN-RESTRICTED)

As of September 30, 2012 and December 31, 2011, respectively, the Group’s cash was with banks in the PRC where there is currently no rule or regulation mandated on obligatory insurance of bank accounts.

SALES AND VENDOR CONCENTRATIONS

For the three and nine months ended September 30, 2012 and 2011 respectively, all of the Group’s sales were generated within the PRC. In addition, all accounts receivable as of September 30, 2012 and December 31, 2011 are from entities within the PRC.

For the three and nine months ended September 30, 2012 and 2011, respectively, no customer accounted for 10% or more of the Group’s revenue.

For the three and nine months ended September 30, 2012 and 2011, respectively, no vendor accounted for 10% or more of the Group’s purchases.

YANGLIN SOYBEAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

(UNAUDITED) (Stated in US Dollars)

5.	CASH-RESTRICTED

Cash-restricted consists of the following at:

	September 30, 2012	December 31, 2011
	(unaudited)
Bank deposits held as collateral for bank loan – PRC	$-	$-
Bank deposits held in trust account – U.S.	247,961	247,961
Balance at the end of period	$247,961	$247,961

Cash-restricted maintained in a trust account in the United States is held for the purpose of payment for investor and public relations costs.

6.	TRADE RECEIVABLES, NET

Details of trade receivables consist of the following:

	September 30, 2012	December 31, 2011
	(unaudited)

Trade receivables, gross	$3,034,607	$2,897,945
Allowance for doubtful accounts	(14,923)	(14,848)
Net balance at the end of period	$3,019,684	$2,883,097

An analysis of the allowance for doubtful accounts for the nine months ended September 30, 2012 and the year ended December 31, 2011 is as follows:

	September 30, 2012	December 31, 2011
	(unaudited)

Balance at beginning of period/year	$14,848	$345
(Reduction) / Addition of bad debt expense	-	14503
Foreign exchange adjustment	75	—
Balance at the end of period	$14,923	$14,848

YANGLIN SOYBEAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

(UNAUDITED) (Stated in US Dollars)

6.	TRADE RECEIVABLES, NET (Continued)

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

7.	INVENTORIES

Inventories consist of the following:

	September 30, 2012	December 31, 2011
	(unaudited)
Finished goods	$145,114	$1,429,425
Raw materials	368,544	3,593,586
Balance at the end of period	$513,658	$5,023,011

8.	OTHER RECEIVABLES AND PREPAID EXPENSES

Details of other receivables and prepaid expenses consist of the following:

	September 30, 2012	December 31, 2011
	(unaudited)
Advances for materials	$3,351	$3,334
Prepayment for customers’ transportation costs	837	45,391
Advances for travel	438	3,645
Prepaid service fee
Other	17,556	4,593
Balance at the end of period	$22,182	$56,963

YANGLIN SOYBEAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

(UNAUDITED) (Stated in US Dollars)

9.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	September 30, 2012	December 31, 2011
	(unaudited)
Building	$15,713,081	$8,910,142
Machinery and equipment	8,784,058	23,547,772
Office equipment	108,913	114,728
Motor vehicles	1,445,406	1,445,366
	26,051,458	34,018,008
Less: accumulated depreciation	(15,425,370)	(14,342,214)
Balance at the end of period	$10,626,088	$19,675,794

As of September 30, 2012, building with net book value of $ 0 and machinery and equipment with net book value of $0 were pledged as collateral under certain loan arrangements. These loans were primarily obtained for general working capital.

Assets held-for-sale and Impairment for the closure of Factory No.3

The Company received a written notice from the Jixian County People’s Government (the “Jixian Government”). Pursuant to the Notice, the Jixian Government notified the Company that it had determined that the Company would be required to move its Factory No. 3 from its current location by September 30, 2012 because the current location of Factory No. 3 was materially interfering with the city’s plan of northward expansion. The Notice further stated that the Jixian Government would enter into an agreement with the Company regarding the provision of compensation to the Company for its losses as a result of the required relocation of its Factory No. 3.

In the quarter ended September 30, 2012, machinery and equipment located in Factory No. 3 with net book value of $4,330,228 have been reclassified as assets held for sale.

There was $3,027,520 impairment charge on the buildings of Factory No. 3 during the quarter ended September 30, 2012. As a result, the buildings of Factory No. 3 have been fully impaired and their net book value has been fully written off.

Temporarily Idle Assets

Included in the above balances of property, plant and equipment are assets deemed as temporarily idle by the management comprised of the following:

YANGLIN SOYBEAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

(UNAUDITED) (Stated in US Dollars)

9.	PROPERTY, PLANT AND EQUIPMENT (Continued)

	September 30, 2012	December 31, 2011
	(unaudited)
Buildings	$954,033	$949,232
Machinery and equipment	4,141,310	4,120,469
	5,095,343	5,069,700
Less: accumulated depreciation	(1,291,803)	1,285,302)
fixed assets impairment	(3,803,540)	3,784,398
Net book value	$0	$0

These assets belong to the powdered oil production line. They are temporarily idle because of technical issues in the formula. We are adjusting the formula and techniques used for powdered oil and expect to start formal production within a few months. If the production cannot be started as expected, we will consider disposal of these assets.

Depreciation expense is included in the consolidated statement of operations and comprehensive income as follows (unaudited):

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Cost of sales and inventory	$544,762	$556,616	$1,481,475	$1,609,601
General and administrative expenses	(34,608)	184,822	312,414	659,681
Total depreciation expenses	$510,154	$741,438	$1,793,889	$2,269,282

10.	ASSETS HELD FOR SALE

As of September 30, 2012, Yanglin has classified certain manufacturing facilities from property, plant and equipment as assets held for sale, due tothe Jixian Government notified the Company that it had determined that the Company would be required to move its Factory No. 3 from its current location by September 30, 2012. Assets held for sale consists of the following:

YANGLIN SOYBEAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

(UNAUDITED) (Stated in US Dollars)

10.	ASSETS HELD FOR SALE (Continued)

	September 30, 2012	December 31, 2011
	(unaudited)

Machinery and equipment	$4,330,228	$0
Balance at end of period/year	$4,330,228	$0

Management plans to seek a buyer for these assets at the open market. These assets are expected to be sold in 2013.

Assets held for sale are valued at the lower of cost or fair value less costs to sell. Estimates of fair value are based on the proceeds expected to be realized on the sale of the assets. There were no additional impairment charges recorded during the three months ended September 30, 2012.

YANGLIN SOYBEAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

(UNAUDITED) (Stated in US Dollars)

11.	INTANGIBLE ASSETS

Intangible assets consist of the following:

Amortized intangible assets	Costs on January 1, 2012	Impairment	Accumulated amortization	Foreign currency translation difference	September 30, 2012 (unaudited)
Land use rights	$4,306,011	(1,483,169)	(584,458)	21,780	$2,260,164
Railway use rights	1,289,612	-	(707,858)	6,523	588,277
Total amortized intangible assets	$5,595,623	(1,483,169)	(1,292,316)	28,303	$2,848,441

As of September 30, 2012, land use rights with net book value of $0 were pledged as collateral for certain loans.

There were no additions or disposals during the nine months ended September 30, 2012.

The Company received a written notice from the Jixian Government. Pursuant to the Notice, the Jixian Government notified the Company that it had determined that the Company would be required to move its Factory No. 3 from its current location by September 30, 2012 because the current location of Factory No. 3 was materially interfering with the city’s plan of northward expansion. The Notice further stated that the Jixian Government would enter into an agreement with the Company regarding the provision of compensation to the Company for its losses as a result of the required relocation of its Factory No. 3.

No agreement regarding the provision of compensation for the losses of the Company has been finalized yet between the Jixian Government and the Company.

There was $1,483,169 impairment charges on the land use right of Factory No. 3 as stated above recorded during the quarter ended September 30, 2012. As a result, the land use right has been fully impaired and their net book value has been fully written off.

Amortization expenses are included in the consolidated statement of operations and comprehensive income as follows:

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Selling expenses	$35,301	$34,819	$106,031	$104,457
General and administrative expenses	15,408	22,563	46,281	67,688
Total amortization expense	$50,709	$57,382	$152,312	$172,145

YANGLIN SOYBEAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

(UNAUDITED) (Stated in US Dollars)

11.	INTANGIBLE ASSETS (Continued)

The estimated aggregate amortization expenses for intangible assets for the five succeeding years are as follows:

September 30,
2013	$202,811
2014	202,811
2015	202,811
2016	202,811
2017	202,811
Thereafter	1,834,386
$2,848,441

YANGLIN SOYBEAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

(UNAUDITED) (Stated in US Dollars)

12.	SHORT-TERM BANK LOANS

(A)	Short-term bank loans consist of the following:

	September 30, 2012`	December 31, 2011	Collateral
	(unaudited)
Loans from Agricultural Development Bank of China, interest rates at 6.56% per annum, due July 23, 2012	0	7,863,489

Loans from Agricultural Development Bank of China, interest rates at 6.56% per annum, due August 10, 2012	2,592,271	6,290,792

Loans from Agricultural Development Bank of China, interest rates at 6.56% per annum, due September 06, 2012	3,161,306	3,145,396

Loans from Agricultural Development Bank of China, interest rates at 6.56% per annum, due September 14, 2012	3,161,306	3,145,396	Machinery and equipment and land use rights

Loans from Agricultural Development Bank of China, interest rates at 6.56% per annum, due October 12, 2012	1,580,653	1,572,698

Loans from Agricultural Development Bank of China, interest rates at 6.56% per annum, due October 16, 2012	2,212,914	-

Loans from Agricultural Development Bank of China, interest rates at 6.56% per annum, due January 16, 2013	1,107,563	-

Balance at end of period	$13,816,013	$22,017,771

YANGLIN SOYBEAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

(UNAUDITED) (Stated in US Dollars)

12.	SHORT-TERM BANK LOANS (Continued)

These loans were obtained and used by Yanglin for working capital. Interest expense for the nine months ended September 30, 2012 and 2011 were $1,126,985 and $786,358, respectively. Interest expense for the three months ended September 30, 2012 and 2011 were $317,052 and $113,007, respectively.

(B)	Credit lines

The Group has a credit line facility with the availability to borrow up to $25.04 million (equivalent to RMB 160 million) with Agricultural Development Bank of China (the “Bank”).

YANGLIN SOYBEAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

(UNAUDITED) (Stated in US Dollars)

13.	OTHER PAYABLES

Other payables consist of the following:

	September 30, 2012	December 31, 2011
	(unaudited)
Due for construction	$-	$-
Others	35	37
Balance at the end of period	$35	$37

14.	LONG-TERM BANK LOAN

Long-term bank loans consist of the following:

	September 30, 2012	December 31, 2011	Collateral
	(unaudited)
Loans from Agricultural Development Bank of China, interest rates at 5.76% per annum, due August 26, 2014	$4,267,763	$4,246,284	Building, machinery and equipment and land use rights
Current maturities of long-term debt	(1,422,588)	(1,415,428)
Balance at the end of period	$2,845,175	$2,830,856

These loans were obtained and used by Yanglin for upgrading its products and expanding storage facilities. Interest expense for the nine months ended September 30, 2012 and 2011 was $184,615 and $314,352, respectively. Interest expense for the three months ended September 30, 2012 and 2011 were $61,464 and $104,784, respectively.

The future principal payments under the bank loans are as follows:

For the twelve months ended September 30,
2013	1,422,587
2014	1,422,588
2015	1,422,588
Total	4,267,763

YANGLIN SOYBEAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

(UNAUDITED) (Stated in US Dollars)

15.	RELATED PARTIES TRANSACTIONS

(A)	Loans from related parties consist of the following:

	September 30, 2012	December 31, 2011
	(unaudited)
Loans from certain employees, interest rates at 7.722% and 9.405% per annum respectively, with various installments, due October 28, 2016	$207,967	$237,328

Current portion due within one year	(44,878)	(42,187)
	$163,089	$195,141

These loans were obtained and used by Yanglin for working capital. Interest expense for the nine months ended September 30, 2012 and 2011 were $0 and $16,566, respectively, and interest paid for the three months ended September 30, 2012 and 2011 were $0 and $5,249, respectively.

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

The future principal payments under the bank loans are as follows:

For the twelve months ended September 30,
2013	44,878
2014	48,410
2015	52,220
2016	55,137
Thereafter	7,322
Total	$207,967

YANGLIN SOYBEAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

(UNAUDITED) (Stated in US Dollars)

15.	RELATED PARTIES TRANSACTIONS (Continued)

(B)	Heilongjiang Yanglin Group Seed Co. Ltd.

Heilongjiang Yanglin Group Seed Co. Ltd. “Yanglin Seed Co.”, which is wholly owned and managed by Mr. Shulin Liu, the Company’s chief executive officer, is an affiliate of the Company. Yanglin Seeds Co. supplies the farmers with “Yanglin” brand soybean seeds which provide higher oil yield. Pursuant to annual supply agreements with the Company, the farmers sell the harvested soybeans to Yanglin. Yanglin Seeds Co. extends favorable commercial terms to these farmers, such as competitive price, for them to purchase “Yanglin” soybean seeds. Meanwhile, Yanglin offers cash-upon-delivery payment terms to the farmers for purchases of the harvested soybeans grown from “Yanglin” soybean seeds. These arrangements ensure that we maintain good relations with our suppliers, and enjoy a stable supply of soybeans that meet our high quality standards. There was no related party transaction or commitment between Yanglin Seed Co. and the Group as of September 30, 2012 and for the nine months ended September 30, 2012 and 2011, respectively.

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

YANGLIN SOYBEAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

(UNAUDITED) (Stated in US Dollars)

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

	Number of warrants			Exercise	Contractual
Series of warrant	9/30/2012	12/31/2011	6/30/2011	price	term	Expiration Date
Series A	10,000,000	10,000,000	10,000,000	$2.75	5 years	October 2, 2012
Series B	5,000,000	5,000,000	5,000,000	$3.50	5 years	October 2, 2012
Series E	1,000,000	1,000,000	1,000,000	$2.58	5 years	October 2, 2012
Series F	500,000	500,000	500,000	$3.01	5 years	October 2, 2012
Total	16,500,000	16,500,000	16,500,000

Series A Convertible Preferred Stock has liquidation rights senior to common stock and to any other class or series of stock issued by the Company not designated as ranking senior to or paripassu with Series A Convertible Preferred Stock. In the event of a liquidation of the Company, holders of Series A Convertible Preferred Stock are entitled to receive a distribution equal to $2.15 per share prior to any distribution to the holders of common stock or any other stock that ranks junior to the Series A Convertible Preferred Shares. Series A Convertible Preferred Stock is entitled to non-cumulative dividends only upon declaration of dividends by the Company. To date, no dividends have been declared or accrued. Series A Convertible Preferred Stock will participate based on their respective “as-if” conversion rates if the Company declares any dividends. Holders of Series A Convertible Preferred Stock also have voting rights required by applicable law and the relevant number of votes shall be equal to the number of shares of Common Stock issuable upon conversion of Series A Convertible Preferred Stock.

YANGLIN SOYBEAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

(UNAUDITED) (Stated in US Dollars)

16.	CONVERTIBLE PREFERRED STOCK AND WARRANTS (Continued)

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

The agreement also provides that if the Company does not file, or if the registration statements are not declared effective throughout the required period, or if the Company ceases to trade on certain exchanges as defined, the Company shall pay damages equal to 1.5% of the amount invested for each calendar month capped at a cumulative damage payment amount of 15%. In connection with the sale of the Series A Convertible Preferred Stock during October 2007, the Company committed to apply to list and have its shares of common stock traded on the Nasdaq Capital Market, the Nasdaq Global Select Market or the Nasdaq Global Market or any successor market thereto (collectively, “Nasdaq”), or the New York Stock Exchange or any successor market thereto (together with Nasdaq, each a “National Stock Exchange”), no later than December 31, 2008. As a result of failing to achieve such listing, the Company’s majority shareholder, Winner State Investments Limited, committed to transfer 1,000,000 shares of common stock in the Company to the purchasers of shares of Series A Convertible Preferred Stock of the Company. The Company has accounted for this as a contribution of capital by its majority stockholder and recorded a charge to operations in the amount of $4,480,000 for the year ended December 31, 2008. Such shares were valued based on the closing market price of $4.48 per share on December 31, 2008.

YANGLIN SOYBEAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

(UNAUDITED) (Stated in US Dollars)

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

In exchange for the waiver and release of the liquidated damages, the Company entered into an Agreement dated December 31, 2008 (the Agreement). Under the Agreement, the Company agreed to hire and engage, by February 28, 2009, three (3) independent directors as defined by NASDAQ Rule 4200(a)(15) and who are acceptable to the Holders. Further, the Company shall comply with all of the provisions of NASDAQ Rule 4350 by February 28, 2009. If these requirements are not met, the Company shall pay to each Holder five percent (5%) of its initial investment under the Securities Purchase Agreement by and among the Company and the Holders dated October 3, 2007. On February 27, 2009, the Company signed an addendum to the Agreement with the Holders, which extended the deadline for hiring and engaging three (3) independent directors to March 13, 2009. On March 9, 2009, the Company adopted a form of new Bylaws, appointed three (3) independent directors, established three (3) standing committees under the Board of Directors (audit committee, compensation committee and governance and nominating committee), and approved the articles of the three (3) above mentioned standing committees and the Code of Conduct and Ethics, and thus has been compliant with the provisions of NASDAQ Rule 4350. In addition, the Company agreed to effect and announce, no later than September 30, 2009, a change to the Company’s current independent audit firm and engage a new independent audit firm listed as a Top 10 audit firm according to Public Accounting Report’s 2008 Annual Audit Rankings to audit the 2009 financial statements and review the interim financial statements. The Company has engaged UHY LLP, Inc. as its independent audit firm starting with the quarter ended September 30, 2009.

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

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

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

As such, effective January 1, 2009, the Company reclassified the fair value of these warrants from equity to liability, as if these warrants were treated as a derivative liability since their issuance in October 2007. On January 1, 2009, the Company recorded as a cumulative effect adjustment by decreasing additional paid-in capital amounting to $15,003,941 and decreasing beginning retained earnings amounting to $72,047,158 and recording $87,051,099 as a warrant liability to recognize the fair value of such warrants on January 1, 2009. The fair value of the warrants was $1,344,423 and $1,050,000 on September 30, 2011 and December 31, 2010, respectively. The Company recognized $1,850,000 and $ (294,423) as income from the change in fair value of warrants for the nine months ended September 30, 2012, and 2011, respectively. The Company recognized $0 and $3,735,238 as income from the change in fair value of warrants for the three months ended September 30, 2012, and 2011, respectively.

As of September 30, 2012 and December 31, 2011, the Company adopted the lattice valuation method to improve the valuation of the existing warrants with early exercise rights and down ratchet exercise price reset provision. The change is accounted for as change in accounting estimates. As opposed to closed form model like Black Scholes which assumes warrants be exercised on expiry date, the lattice model assumes a low probability of early exercise due to declining stock prices and sample different price paths using Monte Carlo simulation.

The following assumptions provide information regarding the warrants as following:

	September 30, 2012	December 31, 2011
Common stock issuable upon exercise of warrants	15,000,000	15,000,000
Market value of common stock on measurement date (1)	$0.03	$0.35
Adjusted Exercise price	$2.61-$3.30	$2.61-$3.30
Risk free interest rate (2)	0.12%	0.81%
Warrant lives in years	0.01	1.26
Expected volatility (3)	137%	166%
Expected dividend yield (4)	0%	0%
Assumed offering price range per unit over next two years	$0.25-$2.15	$0.25-$2.15
Assumed number of units sold in the offering	500,000-10,000,000	500,000-10,000,000

YANGLIN SOYBEAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

(UNAUDITED) (Stated in US Dollars)

16.	CONVERTIBLE PREFERRED STOCK AND WARRANTS (Continued)

(1)	The market values of common stock are the stock price at the close of trading on the date of September 30, 2012 and December 31, 2011, respectively.

(2)	The risk-free interest rate was determined by management using the 2 year Treasury Bill as of September 30, 2012 and December 31, 2011.

(3)	Expected volatility is based on average volatility of historical share trade information. The Company believes this method produces an estimate that is representative of the Company’s expectations of future volatility over the expected term of the warrants.

(4)	Management determined the dividend yield to be 0% based upon its expectation that it will not pay dividends for the foreseeable future.

SERIES B

Series B Convertible Preferred Stock has par value of $0.001 per share and each share of the Series B Convertible Preferred Shares is convertible into one share of the Common Stock, subject to standard adjustment provisions in the Certificate of Designations for Series B Convertible Preferred Shares.

After the expiration of the Series J Warrants on April 3, 2009, all of the unissued Series B convertible Preferred Shares were cancelled and reverted to the status of authorized but unissued preferred stock, undesignated as to series and subject to reissuance as shares of preferred stock of any one or more series as permitted by the Articles of Incorporation. There were no issued and outstanding shares of Series B Convertible Preferred Shares as of September 30, 2012 and December 31, 2011.

The following table summarizes warrant activity for the nine months ended September 30, 2012 and the year ended December 31, 2011:

	Warrants	Weighted-average exercise price	Aggregate Intrinsic Value

Outstanding at December 31, 2011	16,500,000	$2.97	$-
Issued	-	-	-
Exercised	-	-	-
Expired	-	-	-
Outstanding at September 30, 2012	16,500,000	$2.97	$-

YANGLIN SOYBEAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

(UNAUDITED) (Stated in US Dollars)

16.	CONVERTIBLE PREFERRED STOCK AND WARRANTS (Continued)

The terms of outstanding warrants as of September 30, 2012 are as follows:

	Warrants outstanding			Warrants exercisable
Range of exercise prices	Number outstanding	Weighted average remaining contractual life (years)	Weighted average exercise price	Number exercisable	Weighted average exercise price

$2.75-$3.50	16,500,000	$0.01	$2.97	16,500,000	$2.97

Fair Value on a Recurring Basis

The following table sets forth, by level within the fair value hierarchy, the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2012:

Fair Value Measurements at September 30, 2012
Quoted
Prices
	In Active	Significant		Total
	Markets for	Other	Significant	Carrying
	Identical	Observable	Unobservable	Value as of
	Assets	Inputs	Inputs	June
Description	(Level 1)	(Level 2)	(Level 3)	30, 2012
Derivative warrant instruments	$-	$-	$-	$-
	$-	$-	$-	$-

YANGLIN SOYBEAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

(UNAUDITED) (Stated in US Dollars)

17.	STOCK OPTIONS

At the time the Company appointed Mr. Michael Marks as an independent director, the Company agreed to grant Mr. Marks, as part of his compensation, 20,000 stock options annually. The stock options was scheduled to be granted at the end of each quarter with the exercise price being the stock price at the last trading day of the quarter. During the three months ended September 30, 2012, the Company did not grant any stock option to its independent director, Mr. Marks, due to his resignation from his position as an independent director of the Company in October 2011. The options have exercise price ranges from $0.30-$3.10 per share and are fully vested on the date of grant.

The Company valued the stock options by the Black Scholes model with the following assumptions:

Number of Options Issued	Expected Term	Expected Volatility	Dividend Yield	Risk Free Interest Rate	Grant Date Fair Value

5,000	5	105%	0%	2.54%	$11,292
5,000	5	105%	0%	2.31%	$11,646
5,000	5	105%	0%	2.69%	$11,117
5,000	5	105%	0%	2.55%	$10,126
5,000	5	105%	0%	1.79%	$8,603
5,000	5	105%	0%	1.27%	$3,761
5,000	5	105%	0%	2.01%	$1,123
5,000	5	105%	0%	2.24%	$3,567
5,000	5	105%	0%	1.76%	$1,309
5,000	5	105%	0%	0.96%	$4,605
50,000					$67,149

The following is a summary of the option activity:

	Options	Weighted-average exercise price	Aggregate Intrinsic Value
Outstanding at December 31, 2011	50,000	1.79	-
Issued			-
Exercised	-	-	-
Expired	-	-	-
Outstanding at September 30, 2012	50,000	1.79	-

YANGLIN SOYBEAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

(UNAUDITED) (Stated in US Dollars)

17.	STOCK OPTIONS (Continued)

Following is a summary of the status of options outstanding at September 30, 2012:

	Options outstanding			Options exercisable
Range of exercise prices	Number outstanding	Weighted average remaining contractual life (years)	Weighted average exercise price	Number exercisable	Weighted average exercise price
$0.30-$3.10	50,000	2.88	$1.79	50,000	$1.79

For the nine months ended September 30, 2012 and 2011, the Company recognized $0 and $9,293 as compensation expense for the stock options granted to one of its former independent directors, ,who resigned from his position in October 2011.

YANGLIN SOYBEAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

(UNAUDITED) (Stated in US Dollars)

18.	EARNINGS PER SHARE

The calculation of the basic and diluted earnings per share attributable to the common stockholders is based on the following data for the three and nine months ended September 30 (unaudited):

	Three months ended September 30		Nine months ended September 30
	2012	2011	2012	2011

Numerator
Earnings:

Earnings (loss) for the purpose of basic earnings per share	$(6,438,834)	$(9,039,565)	$(11,037,981)	$(14,906,916)
Effect of dilutive potential common stock		-	-
Earnings (loss) for the purpose of dilutive earnings per share	$(6,438,834)	$(9,039,565)	$(11,037,981)	$(14,906,916)

Denominator
Number of shares:

Weighted average number of common stock for the purpose of basic earnings per share	20,865,119	20,465,119	20,865,119	20,465,119
Effect of dilutive potential common stock - conversion of convertible preferred stock	0	0	0	0
Effect of dilutive potential common stock - conversion of warrants and stock options	0	0	0	0
Weighted average number of common stock for the purpose of dilutive earnings per share	20,865,119	20,465,119	20,865,119	20,465,119

Because the Company reported a net loss for the nine and three months ended September 30, 2012, common stock equivalents were anti-dilutive; therefore, the amounts reported for basic and diluted loss per share were the same.

YANGLIN SOYBEAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

(UNAUDITED) (Stated in US Dollars)

19.	INCOME TAXES

As of September 30, 2012, the Group had net operating tax losses carried forward of $0, which includes $0 and $0 in the US and PRC, respectively. Those losses carried forward in the US and PRC will expire between years 2013 and 2029. The Group has established a full valuation allowance against its net deferred tax assets due to the Group’s history of pre-tax losses and the resulting likelihood that the deferred tax assets are not realizable.

The Group has not recorded any income tax provision for the three and nine months ended September 30, 2012, since the Group has estimated that its estimated annual effective income tax rate will be zero.

The Group is not aware of any unrecorded tax liabilities which would impact the Group’s financial position or its results of operations as of September 30, 2012 and December 31, 2011.

20.	VARIABLE INTEREST ENTITY

The Company, as a primary beneficiary of Yanglin, consolidates Yanglin, as a Variable Interest Entity (“VIE”), of which we are the primary beneficiary. The liabilities recognized as a result of consolidating a VIE do not represent additional claims on our general assets; rather, they represent claims against the specific assets of the consolidated VIE. Conversely, assets recognized as a result of consolidating a VIE do not represent additional assets that could be used to satisfy claims against our general assets. Reflected in the September 30, 2012 and December 31, 2011 balance sheets are consolidated VIE assets of $59.8 and $66.5 million, respectively, which are comprised mainly of cash, inventory and property and equipment. VIE liabilities mainly consist of short term bank loans and payables for working capital.

YANGLIN SOYBEAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

(UNAUDITED) (Stated in US Dollars)

21.	PARENT-ONLY FINANCIAL STATEMENTS

As mentioned in note 1 to the consolidated financial statements, as a result of entering into the contractual agreements, WFOE is deemed to control Yanglin as a VIE. These agreements may have restrictions on the ability of Yanglin to transfer funds to the Company through inter-company loans, advances and cash dividends which consist of additional paid in capital, statutory reserves and retained earnings of $16,269,368 and $28,895,167 respectively as at September 30, 2012 and December 31, 2011.

The following tables present unconsolidated financial information of the Company only:

Balance Sheets as following:

	September 30, 2012 (unaudited)	December 31, 2011
Cash – restricted	$247,961	$247,961
Investments in subsidiaries	26,096,765	38,664,554

Total assets	$26,344,726	$38,912,515

Other current liabilities	$624,785	$476,656
Warrant liabilities	0	1,850,000

Total liabilities	624,785	2,326,656

Total shareholders’ equity	25,719,941	36,585,859

Total liabilities and shareholders’ equity	$26,344,726	$38,912,515

Statements of Operations and Other Comprehensive Income for the nine months ended September 30, 2012 and 2011 (unaudited)

	2012	2011
Investment loss - equity method	$(12,567,789)	$(7,019,596)
General and administrative expenses	(148,129)	(45,293)
Loss from operations before income taxes	(12,715,918)	(7,064,889)
Change in fair value of warrants	1,850,000	(6,247,652)
Income before income taxes	(10,865,918)	(13,312,541)
Income taxes	-	-
Net income (loss)	$(10,865,918)	$(13,312,541)

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

We sell our products under the “Yanglin” brand name to various regions of the PRC through our many distribution channels. In the three months ended September 30, 2012, we generated total revenue of approximately $17.0 million with net loss of $6.4 million.

We are considering future expansion and acquisition opportunities, with the goal of significantly increasing our processing capacity and market share, but will only make a definite decision after the market and industrial environments improve materially.

We are also working to improve and strengthen our management and internal control over financial reporting. Our management has been conducting self-assessment of the effectiveness of our internal control systems since 2008, and is continuously rectifying the weaknesses and deficiencies found in the process.

Current Business Environment and Future Outlook

Since 2009, the Company has experienced certain difficulties in its operations. In addition, the supply of raw material in 2012 has been and is expected to continue to be low due to the rapid reduction of planting area of soybean in Heilongjiang province. Currently, there are only 40 million acres of planting area in Heilongjiang province, which is 48% less compared to 2010 when there were 64 million acres of planting area.

The main factors for the recent significant reduction of soybean planting areas are as follows:

•	Cold and drought weather with random hail spells, which has resulted in inferior seed quality.

•	Increases in the cost of planting soybeans due to increases in tenement, labor costs, the cost of chemical fertilizer and increased ractor-ploughing fees.

•	Decreases in the relative profitability of soybean per acre , compared to other kinds of crops such as corn and rice.

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

There are several factors that may have adverse impact in our future operation. There are as follows:

•	We received a written notice dated June 27, 2012 (the “Notice”) from the Jixian County People’s Government (the “Jixian Government”). Pursuant to the Notice, the Jixian Government notified us that it had determined that we would be required to move our Factory No. 3 from its current location by September 30, 2012 because the current location of Factory No. 3 was materially interfering with the city’s plan of northward expansion. The Notice further stated that the Jixian Government would enter into an agreement with us regarding the provision of compensation to us for our losses as a result of the required relocation of our Factory No. 3. We ceased production at its Factory No. 3 at the end of July 2012 and we completed our removal work .with respect to Factory No. 3, in September 2012. We have identified a site for the construction of a new factory to replace Factory No. 3. Construction work with respect to the new factory is expected to begin in the second quarter of 2013. It is expected that construction of the new factory will take approximately two years. We are currently in negotiations with the Jixian Government with respect to the agreement for compensation for its losses as a result of the required relocation of Factory No. 3.

•	The harvest of genetically modified soybeans in US and South America may cause an increase in the volume of soybeans imported to the PRC at lower prices.

•	Possible further appreciation of Renminbi (RMB) against USD in the future may also reduce the import price of genetically modified soybeans.

•	The uncertainties in the subsidy and supporting policies of the PRC government regarding the domestic soybean industry.

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

Processing capacity of soybean. Our current annual processing capacity of soybean is 220,000 metrics tons, decreased by 300,000 metric tons, due to the closure of Factory No. 3. We processed approximately 258,697 metric tons in 2011, and 84,495 metric tons in the first quarter of 2012,65,514 metric tons in the second quarter of 2012, and 28,160 metric tons in the third quarter of 2012, respectively. Based on these figures, it can be estimated that the current production capacity is sufficient for current demand.

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

Gross Profit (Loss)

Gross profit (loss) is the result of the combined effects of the following factors: (a) the selling price of our products, (b) the sales volume and the individual profit margin of each product, and (c) the cost of sales. We are a middle stream processor, and the profit margin of middle stream processing is usually relatively stable. Under normal circumstances, our gross profit margin has been in the range of 7% to 9%, based on previous experience until 2008, However, our gross profit margin has decreased to negative 2% to 4% in the past years as a result of adverse changes in the market.

If exceptional circumstances exist, gross margin may be negatively affected. As mentioned above, a basic requirement for the domestic soybean processors to be entitled to the government subsidy announced in the end of 2011 is the purchase of soybeans from farmers at a government guided, higher than normal market price. The policy in effect made soybean prices increase from the end of 2011. Supported by the trend of increasing future prices of soybean in the global markets, the increased expectation of Chinese farmers on soybean prices helped maintain high price levels. However, prices of soybean products did not increase in line with that of soybeans. As a result, we suffered a gross loss in the first three quarters of 2012.

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

However, as Yanglin has been recognized as a Key Leading Enterprise in the Industrialization of Agriculture Industry by the PRC’s central government, Yanglin enjoyed a complete exemption from income taxes until 2009. Our status is reviewed every two years. The latest review of Yanglin’s status of National Key Leading Enterprise in Agriculture was finished by the government in March 2010, and the status was granted to the Company for the period from January 2010 to June 2012. The Company received this government approval on May 7, 2010. In addition to the PRC's central government's award, a review by the local tax authority will also be required in order for us to enjoy a 2012 tax exemption. Yanglin is currently in the process of renewing its status of exemption from income taxes for an additional two year period from June 2012 to June 2014..

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

Results of Operations

The Three Months Ended September 30, 2012 Compared with the Three Months Ended September 30, 2011

	The three months Ended September 30, 2012	The three months Ended September 30, 2011
	($)	($)
Consolidated Statement of Operations and Comprehensive (Loss) Income

Net Sales	$17,016,657	$38,747,753
Cost of sales	(18,120,042)	(41,035,346)
Gross loss	(1,103,385)	(2,287,593)
Selling expenses	(54,284)	(59,859)
General and administrative expenses	(586,260)	(533,995)
Impairment loss of assets held for sale	(4,317,129)	0
Loss from operations	(6,061,058)	(2,881,447)
Interest income	5,604	(223,040)
Interest expense	(383,380)	16,102
Other expense		2,049-
Changes in fair value of warrants		(5,953,229)
Income from operations before income tax	(6,438,834)	(9,039,565)
Income tax	-	-
Net income	(6,438,834)	(9,039,565)
Foreign currency translation adjustment	(73,580)	637,554
Comprehensive income (loss)	$(6,512,414)	$(8,402,011)

Net Sales

	For The Three Months Ended September 30,
	2012	2011	Period to Period Change
Item	Amount ($)	Amount ($)	Amount ($)%
Soybean meal	$6,635,824	$19,052,370	$(12,416,546)	-65.17%
Soybean oil	5,841,874	11,724,976	(5,883,102)	-50.18%
Salad oil	0	3,112,550	(3,112,550)	-100.00%
Squeezed oil	443,415	391,836	51,579	13.16%
Soy protein concentrates	946,906	992,425	(45,519)	-4.59%
Low temperature soy meal	3,148,638	3,473,596	(324,958)	-9.36%
Total Net Sales	$17,016,657	$38,747,753	$(21,731,096)	-56.08%

Our net sales for the three months ended September 30, 2012 decreased by $12,416,546 or 65.17% compared to the three months ended September 30, 2011. The significant decrease in sales revenue was mainly due to the fact that Factory No.3 ceased operation following our receipt of a notice from Jixian County People’s Government which required us to move our Factory No. 3 from its current location by September 30, 2012 because the current location of Factory No. 3 was materially interfering with the city’s plan of northward expansion.

In the three months ended September 30, 2012, we purchased 25,960 tons of soybean and produced 14,291 tons of soybean meal, 4,215 tons of soybean oil,294 tons of squeezed oil, 783 tons of soy protein concentrates, and 6,442 tons of low-temperature soybean meal, as compared to 64,335 tons of soybean purchased, and 47,296 tons of soybean meal, 9,078 tons of soybean oil, 295 tons of squeezed oil, 783 tons of soy protein concentrates, and 6,827 tons of low-temperature soybean meal produced respectively, in the three months ended September 30, 2011. Consequently, in the third quarter of 2012, we sold 14,494 tons of soybean meal 4,328 tons of soybean oil, 311 tons of squeezed oil,790 tons of soy protein concentrates, and 5,300 tons of low-temperature soy meal, representing growth rates of -70%, -52.8%, 7.69%, -3.32% and -6.02%, respectively over the third quarter of 2011, when we sold 48,316 tons of soybean meal, 9,171 tons of soybean oil, 289 tons of squeezed oil, 817 tons of soy protein concentrates, and 5,640 tons of low-temperature soy meal,. Though the average sales prices of the products, namely soybean meal, soybean oil, squeezed oil, soy protein concentrates, and low-temperature soy meal, experienced growth rates of 14.52%, 4.13%, 3.65%, -2.65% and -4.86% in the third quarter of 2012 compared to those in the third quarter of 2011, such increases could not fully compensate for the decrease in sales volume caused by the closure of Factory No.3, resulting in a decline in total sales revenue.

Cost of Sales and Gross (Loss) Profit

	Period to Period Change			%
	2012	% of Sales	2011	of Sales
	Amount ($)	Revenue	Amount ($)	Revenue	Amount ($)%
Cost of Sales:
Soybean meal	$(6,959,091)	104.87%	$(20,581,292)	108.02%	$13,622,201	-66.19%
Soybean oil	(6,271,127)	107.35%	(12,287,034)	104.79%	6,015,907	-48.96%
Salad oil	0	0	(3,283,852)	105.50%	3,283,852	-100.00%
Squeezed oil	(460,462)	103.84%	(424,861)	108.43%	(35,601)	8.38%
Soy protein concentrates	(1,026,887)	108.45%	(1,022,421)	103.02%	(4,466)	0.44%
Low-temp soy meal	(3,402,475)	108.06%	(3,435,886)	98.91%	33,411	-0.97%
Total Cost of Sales	$(18,120,042)	106.48%	$(41,035,346)	105.90%	$22,915,304	-55.84%
Gross (Loss) Profit:
Soybean meal	$(323,267)	-4.87%	$(1,528,922)	-8.02%	$1,205,655	-78.86%
Soybean oil	(429,253)	-7.35%	(562,058)	-4.79%	132,805	-23.63%
Salad Oil	0	0	(171,301)	-5.50%	171,301	-100.00%
Squeezed oil	(17,047)	-3.84%	(33,025)	-8.43%	15,978	48.38%
Soy protein concentrates	(79,981)	-8.45%	(29,996)	0.46%	(49,985)	166.64%
Low temperature soy meal	(253,837)	-8.06%	37,710	-0.18%	(291,546)	-773.13%
Total Gross Profit (Loss)	$(1,103,385)	-6.48%	$(2,287,593)	-5.90%	$1,184,208	51.77%

Our cost of sales for the three months ended September 30, 2012 decreased by $22,915,304 or 55.84% compared to the three months ended September 30, 2011, while the ratio of cost as a percentage to net sales value increased from 105.90% to 106.48% over the period. The decrease in cost of sales was mainly caused by the closure of the Factory No.3 as stated above. We recorded a gross loss of $1,103,385 in the three months ended September 30, 2012, compared to a gross loss of $2,287,593 in the three months ended September 30, 2011. Our gross profit margin decreased from negative 5.90% to negative 6.48% over the same period. The main reasons for the gross loss in the third quarter of 2012 were the impact of the large imports of soybeans and the high price levels of soybeans. The main reason for the changes in gross profit was the increase in the raw material prices of certain of our soybean products.

Due to the reason of the increase in the cost of production and Chinese inflation expectations of the commodity prices, soybean purchase prices remain high. The average soybean purchase price increased from $523.12 per ton for the three months ended September 30, 2011 to $677.39 per ton for the three months ended September 30, 2012.

During the third quarter of 2012, the market prices of our products remained high. The average selling prices were generally higher than those in the third quarter of 2011 (please refer to the section “Net Sales” above for details). However, such increases has partly compensated for the increase in the soybean purchase price, resulting in a drop in gross margin.

Operating Expenses

	For The Three Months Ended September 30,				Period to Period
	2012	% of Sales	2011	% of Sales	Change
	Amount ($)	Revenue	Amount ($)	Revenue	Amount ($)%
Selling Expenses	$(54,284)	0.32%	$(59,859)	0.15%	$5,575	-9.31%
General & Administrative Expenses	(586,260)	3.45%	(533,995)	1.38%	(52,265)	9.79%
Impairment loss of long-lived assets	(4,317,129)	25.37%	$0	0	$(4,317,129)	0.00%
Total Operating Expenses	(4,957,673)	29.13%	(593,854)	1.53%	(4,363,819)	734.83%

Selling expenses for the three months ended September 30, 2012 decreased from $59,859 to $54,284 or 9.31% as compared to the three months ended September 30, 2011.

General and administrative expenses for the three months ended September 30, 2012 increased from $533,995 to $586,260 or 9.79% as compared to the three months ended September 30, 2011. This was mainly caused by the expenses of removal of Factory No.3. As a percentage of net sales, general and administrative expenses increased from 1.38% for the third quarter of 2011 to 3.49% for the third quarter of 2012.

Total operating expenses increased from $593,854 to $4,957,673 or 734.83% in the third quarter of 2012 as compared to the third quarter of 2011, this was mainly caused by the impairment loss of long-lived assets. The percentage of net sales increased from 1.53% to 29.13% during the third quarter of 2012 as compared to the third quarter of 2011.

Net Income

	For The Three Months Ended September 30,				Period to Period
	2012	% of Sales	2011	%of Sales	Change
	Amount ($)	Revenue	Amount ($)	Revenue	Amount ($)%
Loss from operations	$(6,061,058)	35.62%	$(2,881,447)	7.44%	$(3,179,611)	110.35%
Interest expenses	(383,380)	2.25%	(223,040)	0.58%	(160,340)	71.89%
Interest income	5,604	0.03%	16,102	0.04%	(10,498)	-65.20%
Other (expense) income	0	0.00%	2,049	0.01%	(2,049)	-100.00%
Changes in fair value of warrants	0	0.00%	(5,953,229)	15.36%	5,953,229	-100.00%
Income tax	-	-	-	-	-	-
Net income	$(6,438,834)	37.84%	$(9,039,565)	23.33%	$2,600,731	-28.77%

Loss from operations was primarily due to the reasons described in the sections titled “Net Sales” and “Cost of Sales and Gross Profit” above. For the second quarter of 2011, we generated a gross loss and a loss after deducting selling and general and administrative expenses. Operating margin decreased from negative 7.44% to negative 35.62% from the third quarter of 2011 to the third quarter of 2012.

Interest expenses increased by 71.89% from the three months ended September 30, 2011, to the three months ended September 30, 2012. As a percentage of net sales, interest expense was 2.25% for the third quarter of 2012, as compared to 0.58% for the same period in 2011. The changes were mainly caused by increased bank borrowing. This was used to satisfy increased working capital needs. Interest income decreased by 65.20% over the same period.

Effective January 1, 2009, we adopted the provisions of FASB ASC Topic 815, "Derivatives and Hedging" ("ASC 815"). As a result of adopting ASC 815, we recorded non-cash income of $5,953,229 for the third quarter of 2011, and $0 for the third quarter of 2012, resulting from the change in fair value of warrants issued to investors in conjunction with the Company’s Series A Convertible Preferred Stock in October 2007. The accounting treatment of the warrants resulted from an anti-dilution provision to the warrant holders.

Since Yanglin has been recognized as a “Key Leading Enterprise” in the industrialization of the agriculture industry by the Chinese government, Yanglin has qualified for a complete exemption from income taxes through 2009. This status is usually reviewed every two years, according to a government order. The latest review of Yanglin’s status of National Key Leading Enterprise in Agriculture was finished by the government in March 2010, and the status was granted to the Company for the period from January 2010 to June 2012. The Company received government approval on May 7, 2010. In addition to the PRC's central government's award, a review by the local tax authority will also be is also required in order for us to enjoy a 2012 tax exemption. Yanglin is currently in the process of renewing its status of exemption from income taxes for an the additional two year period from since June 2012 to June 2014.

Net income, after including the abovementioned non-cash income from the change in fair value of warrants, decreased by 28.77% from the three months ended September 30, 2011, to the three months ended September 30, 2012. During the same period, net profit margin decreased from a negative 23.33% to a negative 37.84%.

Earnings Per Share

	For The Three Months Ended September 30,
	2012	2011
	Unaudited	Unaudited
Net Income (Loss) for Basic Earnings Per Share	$(6,438,834)	$(9,039,565)
Basic Weighted Average Number of Shares	20,865,119	20,465,119
Net Income (Loss) per Share – Basic	$(0.31)	$(0.44)
Net Income (Loss) for Diluted Earnings Per Share	$(6,438,834)	$(9,039,565)
Diluted Weighted Average Number of Shares	20,865,119	20,465,119
Net Income (Loss) per Share – Diluted	$(0.31)	$(0.44)

Basic and diluted earnings (losses) per share (EPS) for the quarter ended September 30, 2012, were $(0.31) and $(0.31), compared to $(0.44) and $(0.44) for the same quarter last year.

The Nine Months Ended September 30, 2012 Compared with the Nine Months Ended September 30, 2011

	The nine months	The nine months
	Ended September 30, 2012	Ended September 30, 2011
	($)	($)
Consolidated Statement of Operations and Comprehensive (Loss) Income
Net Sales	$103,141,496	$117,904,533
Cost of sales	(108,917,207)	(123,662,226)
Gross profit (loss)	(5,775,711)	(5,757,693)
Selling expenses	(175,560)	(206,096)
General and administrative expenses	(1,315,230)	(1,678,208)
Impairment loss of assets held for sale	(4,322,391)	0
Loss from operations	(11,588,892)	(7,641,997)
Interest income	28,252	(1,081,906)
Interest expense	(1,332,199)	60,877
Other (expenses) income	4,858	3,762
Changes in fair value of warrants	1,850,000	(6,247,652)
Income from operations before income tax	(11,037,981)	(14,906,916)
Income tax	-	-
Net income	(11,037,981)	(14,906,916)
Foreign currency translation adjustment	172,063	1,594,375
Comprehensive income	$(10,865,918)	$(13,312,541)

Net Sales

	For The Nine Months Ended September 30,
	2012	2011	Period to Period Change
Item	Amount ($)	Amount ($)	Amount ($)%
Soybean meal	$50,118,007	57,773,808	(7,655,801)	-13.25%
Soybean oil	32,461,312	36,948,836	(4,487,524)	-12.15%
Salad Oil	6,673,526	7,996,055	(1,322,529)	-16.54%
Squeezed oil	1,265,074	1,136,996	128,078	11.26%
Soy protein concentrates	3,002,080	2,960,719	41,361	1.40%
Low temperature soy meal	9,621,496	11,088,119	(1,466,623)	-13.23%
Total Net Sales	$103,141,495	117,904,533	(14,763,038)	-12.52%

Our net sales for the nine months ended September 30, 2012 decreased by $14,763,038 or 12.52% as compared to the nine months ended September 30, 2011. The reduction in sales revenue was mainly the result of closure of Factory No.3 in the third quarter of 2012.

However, the average selling prices of these products increased over the period.

In the nine months ended September 30, 2012, we purchased 172,993 tons of soybean and produced 116,602 tons of soybean meal, 23,599 tons of soybean oil, 4,615 tons of salad oil, 883 tons of squeezed oil, 2,351 tons of soy protein concentrates, and 19,339 tons of low-temperature soybean meal, as compared to 205,061 tons of soybean purchased, and 148,375 tons of soybean meal ,29,456 tons of soybean oil, 6,165 tons of salad oil, 884 tons of squeezed oil, 2,350 tons of soy protein concentrates and 22,254 tons of low-temperature soybean meal produced respectively, in the nine months ended September 30, 2011. Consequently, in the nine month period ended September 30, 2012, we sold 116,648 tons of soybean meal, 24,127 tons of soybean oil, 4,796 tons of salad oil, 886 tons of squeezed oil, 2,463 tons of soy protein concentrates, and 15,969 tons of low-temperature soy meal, representing growth rates of -22.64%, -19.75%, -23.72%, 1.49%%, 1.36% and -14.95%, respectively as compared to the nine month ended September 30, 2011, when we sold 150,794 tons of soybean meal, 30,064 tons of soybean oil, 6,287 tons of salad oil, 873 tons of squeezed oil, 2,430 tons of soy protein concentrates, and 18,775 tons of low-temperature soy meal. Though the average sales prices of the products, namely soybean meal, soybean oil, squeezed oil, soy protein concentrates, and low-temperature soy meal, experienced growth rates of 10.27%, 6.18%, 6.57%, -2.81% and -0.89% in the nine months ended September 30, 2012, as compared to those same period of 2011, such increases have partly compensated for the decrease in sales volume, which has resulted in a drop in total sales revenue.

Cost of Sales and Gross (Loss) Profit

	For The Nine Months Ended September 30,
	2012	% of Sales	2011	%of Sales	Period to Period Change
	Amount ($)	Revenue	Amount ($)	Revenue	Amount ($)%
Cost of Sales:
Soybean meal	$(53,025,138)	105.80%	$(61,877,961)	107.10%	$8,852,823	-14.31%
Soybean oil	(34,187,699)	105.32%	(38,295,933)	103.65%	4,108,234	-10.73%
Salad oil	(7,027,536)	105.30%	(8,344,342)	104.36%	1,316,806	-15.78%
Squeezed oil	(1,334,635)	105.50%	(1,207,820)	106.23%	(126,815)	10.50%
Soy protein concentrates	(3,194,446)	106.41%	(2,953,918)	99.77%	(240,528)	8.14%
Low-temp soy meal	(10,147,753)	105.47%	(10,982,252)	99.05%	834,499	-7.60%
Total Cost of Sales	(108,917,207)	105.60%	(123,662,226)	104.88%	14,745,019	-11.92%
Gross (Loss) Profit:
Soybean meal	$(2,907,130)	-5.80%	$(4,104,153)	-7.10%	$1,197,023	-29.17%
Soybean oil	(1,726,387)	-5.32%	(1,347,097)	-3.65%	(379,290)	28.16%
Salad Oil	(354,010)	-5.30%	(348,287)	-4.36%	(5,723)	1.64%
Squeezed oil	(69,561)	-5.50%	(70,824)	-6.23%	1,263	-1.78%
Soy protein concentrates	(192,366)	-6.41%	6,801	-0.23%	(199,167)	-2,928.50%
Low-temp soy meal	(526,257)	-5.47%	105,867	-0.95%	(632,124)	-597.09%
Total Gross Profit (Loss)	$(5,775,711)	-5.60%	$(5,757,693)	-4.88%	$(18,018)	-0.31%

Our cost of sales for the nine months ended September 30, 2012 decreased by $14,745,019 or 11.92% as compared to the nine months ended September 30, 2011, while the ratio of cost as a percentage to net sales value increased from 104.88% to 105.60% over the same period. The decrease in cost of sales in the nine months period ended September 30, 2012 was mainly caused by the material decrease in processing and sales volume in the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011. We recorded a gross loss of $5,775,711 in the nine months ended September 30, 2012, in comparison to a gross loss of $5,757,693 in the nine months ended September 30, 2011. Our gross profit margin decreased from a negative 4.88% to a negative 5.60% over the same period. The main reasons for the gross loss of the nine months ended September 30, 2012 were the impact of the still large imports of soybeans and the negative influence of foot-and-mouth disease.

Due to the increase in cost of production and the increase in Chinese inflation expectations with respect to commodity prices, soybean purchase prices remain high. The average soybean purchase price was $523.12 per ton for the nine months ended September 30, 2011 as compared to $579.17 per ton for the nine months ended September 30, 2012.

During the nine month period ended September 30, 2012, the market prices of our products remained high. The average selling prices were generally higher than those in the nine months ended September 30, 2011 (please refer to the section “Net Sales” above for details). Such increases were insufficient to compensate for the increase in the purchase price of soybeans, resulting in a drop in gross margin.

Operating Expenses

	For The Nine months ended September 30,
	2012	% of Sales	2011	% of Sales	Period to Period Change
	Amount ($)	Revenue	Amount ($)	Revenue	Amount ($)%
Selling Expenses	$(175,560)	0.17%	$(206,096)	0.17%	$30,536	-14.82%
General & Administrative Expenses	(1,315,230)	1.28%	(1,678,208)	1.42%	362,978	-21.63%
Impairment loss of long-lived assets	(4,322,391)	-4.19%	0	0.00%	(4,322,391)	-
Total Operating Expenses	$(5,813,181)	1.45%	$(1,884,304)	1.60%	$(3,928,877)	208.51%

Selling expenses for the nine months ended September 30, 2012 decreased from $206,096 to $175,560 or by 14.82% as compared to the nine months ended September 30, 2011. This decrease was mainly due to the decrease in the expenses related to market development. As a percentage of net sales, selling expenses remained at 0.17% over the period.

General and administrative expenses for the nine months ended September 30, 2012 decreased from $1,678,208 to $1,315,230 or by 21.63% as compared to the nine months ended September 30, 2011. This decrease was due to the combined effect of the material decrease in depreciation charges, including those of the temporarily idle assets, and the material savings in professional service fees related to public company affairs. As a percentage of net sales, general and administrative expenses decreased from 1.42% to $1.28% for the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011.

As a result of removal of Factory No.3, the impairment loss for the nine months ended September 30 2012 was $4.322.391, as compared to nil impairment expenses for the nine months ended September 2011. Total operating expenses increased from $1,884,304 to $5,813,181 or by 208.51% in the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011, and the percentage of net sales decreased from 1.60% to 1.45% for the period ended September 30, 2012 as compared to the period ended September 30, 2011.

Net Income

	For The Nine months ended September 30,				Period to Period
	2012	% of Sales	2011	%of Sales	Change
	Amount ($)	Revenue	Amount ($)	Revenue	Amount ($)%
Loss from operations	$(11,588,892)	-11.24%	$(7,641,997)	-6.48%	$(3,946,895)	51.65%
Interest expenses	(1,332,199)	-1.29%	(1,081,906)	-0.92%	(250,293)	23.13%
Interest income	28,252	0.03%	60,877	0.05%	(32,625)	-53.59%
Other (expense) income	4,858	0.00%	3,762	0.00%	1,096	29.13%
Changes in fair value of warrants	1,850,000	1.79%	(6,247,652)	-5.30%	8,097,652	-129.61%
Income tax	-	-	-	-	-	-
Net income	$(11,037,981)	-10.70%	$(14,906,916)	-12.64%	$3,868,935	-25.95%

Loss from operations was primarily due to the reasons set forth in the sections entitled “Net Sales” and “Cost of Sales and Gross Profit” above. For the nine months ended September 30, 2012, we generated a gross loss, and a loss after deducting selling and general and administrative expenses. Operating margin improved from negative 12.64% to negative 10.70%.

Interest expenses increased by 23.13% from the nine months ended September 30, 2011, to the nine months ended September 30, 2012. As a percentage of net sales, interest expense was 1.29% for the nine months ended September 30, 2012, as compared to 0.92% for the same period in 2011. The changes were mainly caused by a interest rate increase in bank borrowings. Interest income decreased by 53.59% over the same period.

Effective January 1, 2009, we adopted the provisions of FASB ASC Topic 815, "Derivatives and Hedging" ("ASC 815"). As a result of adopting ASC 815, we recorded non-cash income of $1,850,000 for the nine months ended September 30, 2012, and negative $6,247,652 for the nine months ended September 30, 2011, resulting from the change in fair value of warrants issued to investors in conjunction with the Company’s Series A Convertible Preferred Stock in October 2007. The accounting treatment of the warrants resulted from an anti-dilution provision to the warrant holders.

Since Yanglin has been recognized as a “Key Leading Enterprise” in the industrialization of the agriculture industry by the Chinese government, Yanglin has qualified for a complete exemption from income taxes through 2009. This status is usually reviewed every two years,in accordance to a governmental order. The latest review of Yanglin’s status of National Key Leading Enterprise in Agriculture was completed by the government in March 2010, and the status was granted to the Company for the period from January 2010 to June 2012. The Company received this government approval on May 7, 2010. In addition to the PRC's central government's award, a review by the local tax authority will also be is also required in order for us to enjoy a 2012 tax exemption. Yanglin is currently in the process of renewing its status of exemption from income taxes for an the additional two year period from since June 2012 to June 2014.

Net income, after including the abovementioned non-cash income from the change in fair value of warrants, decreased by 25.95% from a net income of negative $14,906,916 in the nine months ended September 30, 2011, to a net income of negative $11,037,981 in the nine months ended September 30, 2012. During the same period, net profit margin improved from -12.64% to -10.70%.

Earnings Per Share

	For The Nine Months Ended September 30,
	2012	2011
	Unaudited	Unaudited
Net Income for Basic Earnings Per Share	$(11,037,981)	$(14,906,916)
Basic Weighted Average Number of Shares	20,865,119	20,465,119
Net Income per Share – Basic	$(0.53)	$(0.73)
Net Income for Diluted Earnings Per Share	$(11,037,981)	$(14,906,916)
Diluted Weighted Average Number of Shares	20,865,119	20,465,119
Net Income per Share – Diluted	$(0.53)	$(0.73)

Basic and diluted earnings per share (EPS) for the nine months ended September 30, 2012, were $(0.53) and $(0.53), as compared to $(0.73) and $(0.73) for the same period last year.

Liquidity and Capital Resources

Generally, we finance our business with cash flow from operations and short-term bank loans. Working capital is current assets less current liabilities, and our operational cash demand consists mainly of raw materials purchases, salaries, production overhead (auxiliary materials, and utilities) and financing expenses, of which raw materials (soybean) purchases comprise the majority.

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

Cash Flows for the Nine Months Ended September 30, 2012 Compared with the Nine Months Ended September 30, 2011

Operating Activities

Cash used in operating activities for the nine months ended September 30, 2012 was $3,150,739, while cash provided by operating activities for the nine months ended September 30, 2011, was $12,521,948. The difference is primarily due to the reduction in the balance of our advances to suppliers by $ 9,130,658 in the nine months ended September 30, 2012 as compared to the same period in 2011, and the reduction in our inventories level by $4,540,862 in the nine months ended September 30 2012 as compared to $ 9,774,367 in the same period of 2011.

Our cash flows are becoming less stable, as a result of changes in the market since the end of 2011. We have started to sell products by credit term which is generally for a term of three month, rather than on a current cash payment basis.

Investing Activities

Net cash generated in investing activities for the nine months ended September 30, 2012 was nil, as compared to $37,514 used in investing activities for the nine months ended September 30, 2011.

Financing Activities

Net cash used in financing activities was $8,354,913 for the nine months ended September 30, 2012, as compared to net cash used in financing activities of $24,084,671 for the nine months ended September 30, 2011. Net cash used in the nine months ended September 30, 2011 included the repayment of the principals of the long-term loans from related parties, and no new borrowings were made during this period. During the nine months ended September 30, 2012, we made principal payments for short-term bank loans of $8,324,311, and principal payments for loans from related parties amounted to $30,602. During the nine months ended September 30, 2011, we made principal payments for short-term bank loans of $24,010,343, and principal payments for loans from related parties amounted to $74,328.

Loans

We had short-term bank loans of $13,816,013 on September 30, 2012, as compared to $ 22,017,771 on December 31, 2011. These loans are used to satisfy working capital needs. We have fully repaid all due loans on time. The loans outstanding as at September 30, 2012 are due at various dates between October, 2012 and January, 2013.

We had long-term bank loans, including the portion payable within one year, of approximately of $4,267,763 on September 30, 2012, as compared to $4,246,284 on December 31, 2011. These loans are used to upgrade our oil products and expand our storage facility. The loan outstanding as at September 30 2012 is due on August 26, 2014.

The balance of our long-term bank loan from related parties, including the portion payable within one year, was approximately $207,967 on September 30, 2012, compared to $237,328 on December 31, 2011. The change was caused by repayment of the principal, and we did not borrow any additional funds during the nine months ended September 30, 2012.

Commitments and Contingencies

We have no future cash commitments or contingent liabilities as of September 30, 2012.

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

In July 2012, FASB issued Accounting Standards Update (ASU) No. 2012-01, Health Care Entities (Topic 954): Continuing Care Retirement Communities — Refundable Advance Fees. This ASU clarifies that an entity should classify an advance fee as deferred revenue when a continuing care retirement community has a resident contract that provides for payment of the refundable advance fee upon reoccupancy by a subsequent resident, which is limited to the proceeds of reoccupancy. Refundable advance fees that are contingent upon reoccupancy by a subsequent resident but are not limited to the proceeds of reoccupancy should be accounted for and reported as a liability. For public entities (including conduit bond obligors), the amendments in ASU No. 2012-01 are effective for fiscal periods beginning after December 15, 2012. For nonpublic entities, the amendments to the codification in the ASU are effective for fiscal periods beginning after December 15, 2013. Early adoption is permitted. The amendments in ASU No. 2012-01 should be applied retrospectively by recording a cumulative-effect adjustment to opening retained earnings (or unrestricted net assets) as of the beginning of the earliest period presented.

In July 2012, FASB issued Accounting Standards Update (ASU) No. 2012-02, Intangibles—Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment. This ASU states that an entity has the option first to assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired. If, after assessing the totality of events and circumstances, an entity concludes that it is not more likely than not that the indefinite-lived intangible asset is impaired, then the entity is not required to take further action. However, if an entity concludes otherwise, then it is required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying amount in accordance with Codification Subtopic 350-30, Intangibles—Goodwill and Other, General Intangibles Other than Goodwill. Under the guidance in this ASU, an entity also has the option to bypass the qualitative assessment for any indefinite-lived intangible asset in any period and proceed directly to performing the quantitative impairment test. An entity will be able to resume performing the qualitative assessment in any subsequent period. The amendments in this ASU are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted, including for annual and interim impairment tests performed as of a date before July 27, 2012, if a public entity’s financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance.

In August 2012, FASB has issued Accounting Standards Update (ASU) No. 2012-03, Technical Amendments and Corrections to SEC Sections. This ASU amends various SEC paragraphs pursuant to SAB 114, SEC Release No. 33-9250, and ASU 2010-22, which amend or rescind portions of certain SAB Topics.

In October 2012, FASB issued Accounting Standards Update (ASU) No. 2012-04, Technical Corrections and Improvements. This ASU make technical corrections, clarifications, and limited-scope improvements to various Topics throughout the Codification. The amendments in this ASU that will not have transition guidance will be effective upon issuance for both public entities and nonpublic entities. For public entities, the amendments that are subject to the transition guidance will be effective for fiscal periods beginning after December 15, 2012. For nonpublic entities, the amendments that are subject to the transition guidance will be effective for fiscal periods beginning after December 15, 2013.

In October 2012, FASB issued Accounting Standards Update (ASU) No. 2012-05, Statement of Cash Flows (Topic 230). This ASU addresses how cash receipts arising from the sale of certain donated financial assets, such as securities, should be classified in the statement of cash flows of not-for-profit entities (NFPs). Some NFPs classify those cash receipts as investing cash inflows, while other entities classify them as either operating cash inflows or financing cash inflows, consistent with their treatment of inflows arising from cash contributions. The objective of this Update is for an NFP to classify cash receipts from the sale of donated financial assets consistently with cash donations received in the statement of cash flows if those cash receipts were from the sale of donated financial assets that upon receipt were directed without the NFP imposing any limitations for sale and were converted nearly immediately into cash. The amendments in the ASU are effective prospectively for fiscal years, and interim fiscal periods within those years, beginning after June 15, 2013. Retrospective application to all periods presented upon the date of adoption is permitted. Early adoption from the beginning of the fiscal year of adoption is permitted.

In October 2012, FASB issued Accounting Standards Update (ASU) No. 2012-06, Business Combinations (Topic 805): Subsequent Accounting for an Indemnification Asset Recognized at the Acquisition Date as a Result of a Government-Assisted Acquisition of a Financial Institution. This ASU addresses the diversity in practice about how to interpret the terms on the same basis and contractual limitations when subsequently measuring an indemnification asset recognized in a government-assisted (Federal Deposit Insurance Corporation or National Credit Union Administration) acquisition of a financial institution that includes a loss-sharing agreement (indemnification agreement). For public and nonpublic entities, the amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning on or after December 15, 2012. Early adoption is permitted. The amendments should be applied prospectively to any new indemnification assets acquired after the date of adoption and to indemnification assets existing as of the date of adoption arising from a government-assisted acquisition of a financial institution.

In October 2012, FASB issued Accounting Standards Update (ASU) No. 2012-07, Entertainment—Films (Topic 926): Accounting for Fair Value Information That Arises after the Measurement Date and Its Inclusion in the Impairment Analysis of Unamortized Film Costs. This ASU eliminates the rebuttable presumption that the conditions leading to the write-off of unamortized film costs after the balance sheet date existed as of the balance sheet date. The amendments also eliminate the requirement that an entity incorporate into fair value measurements used in the impairment tests the effects of any changes in estimates resulting from the consideration of subsequent evidence if the information would not have been considered by market participants at the measurement date. or SEC filers, the amendments are effective for impairment assessments performed on or after December 15, 2012. For all other entities, the amendments are effective for impairment assessments performed on or after December 15, 2013. The amendments resulting from this ASU should be applied prospectively. Earlier application is permitted, including for impairment assessments performed as of a date before October 24, 2012, if, for SEC filers, the entity’s financial statements for the most recent annual or interim period have not yet been issued or, for all other entities, have not yet been made available for issuance.

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

The following tables summarize our contractual obligations as of September 30, 2012, and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

Payments due by period
Contractual obligations	Total	Less than 1 year	2-3 years	3-5 years	More than 5 years
Long-Term Debt Obligations	$4,475,730	$1,467,466	$2,945,805	$62,459	$0
Capital Lease Obligations	-	-	-	-	-
Operating Lease Obligations	-	-	-	-	-
Purchase Obligations	-	-	-	-	-

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

ITEM 3—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4—CONTROLS AND PROCEDURES

a. Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act, our management has carried out an evaluation, with the participation and under the supervision of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2012.

Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating and implementing possible controls and procedures. Management conducted its evaluation of disclosure controls and procedures under the supervision of our chief executive officer and our chief financial officer. Based upon, and as of the date of this evaluation, our chief executive officer and chief financial officer concluded that, as of September 30, 2012, our disclosure controls and procedures were not effective due to the material weaknesses and significant deficiencies in our internal control over financial reporting described below.

Management conducted its evaluation of disclosure controls and procedures under the supervision of our chief executive officer and our chief financial officer. Based upon, and as of the date of this evaluation, our chief executive officer and chief financial officer concluded that, as of September 30, 2012, our disclosure controls and procedures were not effective due to the material weaknesses and significant deficiencies in our internal control over financial reporting described below.

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

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act. Our management is also required to assess and report on the effectiveness of our internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”). Management assessed the effectiveness of our internal control over financial reporting as of September 30, 2012. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework. Based on our evaluation, our principal executive officer and principal financial officer have concluded that as of September 30, 2012, our internal control over financial reporting was not effective due to the identification of the following material weaknesses:

A.	No mechanism has been established for our directors and management to make declarations in relation to related parties and any conflicts of interest regarding our operations that our directors and management may have.

B.	There were no internal audit exercises performed, nor did we have formal policies and plan for regular internal audit exercise.

C.	We did not maintain personnel with a sufficient level of accounting knowledge, experience and training in the application of US GAAP and SEC requirements.

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

b. Changes in Internal Controls over Financial Reporting

During the quarter ended September 30, 2012, there was no other change in our internal controls over financial reporting, except as described above, that has materially affected, or that is reasonably likely to materially affect, our internal control over financial reporting.

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

Yanglin Soybean, Inc.

Date: November 19, 2012	By:	/s/ Shulin Liu
Shulin Liu
Chief Executive Officer
(Principal Executive Officer)

Yanglin Soybean, Inc.

Date: November 19, 2012	By:	/s/ Yang Nan
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Document Description
31.1	Certification of the Chief Executive Officer pursuant to Rule 13A-14(A)/15D-14(A) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of the Chief Financial Officer pursuant to Rule 13A-14(A)/15D-14(A) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).*

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

* Filed Herewith

