Form 10-K
period 2012-12-31
Yanglin Soybean, Inc.
filed 2013-04-17
CIK 1368745

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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
(Do not check if a Smaller Reporting Company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act):

Yes ☐ No ☑

As of April 8, 2013, there are 24,586,049 shares of common stock, par value $0.001 per share, outstanding.

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

Faith Winner (BVI) formed Faith Winner (Jixian) Agriculture Development Company (“Faith Winner (Jixian)” or “WFOE”), which entered into a series of agreements with Heilongjiang Yanglin Soybean Group Co., Ltd. (“Yanglin”). As a result of entering the agreements, WFOE gained control of all of Yanglin’s assets, management and business as if Yanglin were a wholly-owned subsidiary of WFOE. However, one of the shareholders of the Company is Winner State BVI, which is 100% owned by Mr. Shulin Liu and his wife, Mrs. Huanqin Ding, has effective control over Faith Winner (BVI) and WFOE as our subsidiaries, because it beneficially owns approximately 74.03% of our common stock. These contractual arrangements included a loan agreement, a consigned management agreement, two consignment agreements of equity interests, an exclusive purchase option agreement, a registered trademark transfer contract and a trademark licensing agreement. The Consignment Agreement was entered into on September 1, 2007, and the other agreements were all signed on September 24, 2007. The exclusive purchase option agreement and the consigned management agreement were amended as of April 3, 2009.

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

The loan of $17 million to Yanglin is considered to be an investment in Yanglin by the Company through a series of contractual arrangements by way of the Loan. As a result of entering into the above mentioned agreements, WFOE is deemed to control Yanglin as a Variable Interest Entity as required by Accounting Standards Codification (“ASC”) 810 (revised December 2003) Consolidation of Variable Interest Entities. The reverse-merger also included an equity financing of $21,500,000 by the issuance of 9,999,999 shares of Series A Convertible Preferred Stock at $2.15 per share to 10 accredited investors.

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

Our Strategy

Increase Our Sources of Supply

Though negatively affected by the recent global economic crisis, due to the still increasing overall demand for soybean products, we expect our business to grow steadily in the next few years. We believe that, in the long term, our need for soybean supply may increase. In order to enlarge the supply base of our raw materials, we intend to expand our access to soybean cultivation areas through the development of further supply arrangements with other private and state-owned farms, farmers and vendors within Heilongjiang Province. Currently, we plan to increase our access in the next few years in other locations by adding more soybean farmers and through other arrangements.

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

Current Products

Our current products include the following:

Product	Use	Major Customers	2012 Sales Volume (tons)
Soybean Oil	Cooking	Li Qingrong	24,646
Salad Oil	Cooking	Hou Xinglin	4,796
Soybean Meal	Animal Feed	Tian Zhuang	121,257
Squeezed Oil	Cooking	Hou Xinglin	989
Concentrated Soy Protein	Food additive	Xue Guilin	2,462
Low-temperature soy meal	Raw material for processing into food additive and others	Yang Bo	16,010

We sell our products under the “Yanglin” brand name to various geographic regions of the PRC through our various distribution channels (see “Sales and Marketing” below) and directly to our customers primarily within the PRC market. In the fiscal year ending 2012 we processed approximately 184,052 tons of soybeans and generated total revenues of approximately $106.48 million with a net operating loss of $5.92 million. A breakdown of our 2012 sales amount demonstrates that soybean meal accounted for about 49.3% of sales, soybean oil 31.21%, salad oil 6.27%, concentrated soy protein 2.82%, squeezed oil 1.33%, and low-temperature soy meal 9.07%.

Our Major Suppliers of Soybeans

Maintaining a stable supply of raw materials (soybeans) is one of the key components for our success. We purchase all of our soybean supplies from various farmers in the Heilongjiang province. We have established and maintained good relationships with these farmers.

The following is a list of our top ten major suppliers of soybeans for the year ended December 31, 2012:

Supplier	Amount Purchased (in US$)	% of Total Purchases (%)
Che Yili	1,345,119	1.14%
Cheng Mingchen	1,175,474	1.00%
Fu Libing	1,137,824	0.97%
Che Yijun	1,122,643	0.95%
Duan Fu	1,093,181	0.93%
Deng Yan	1,084,775	0.92%
Fu Yanhong	1,010,988	0.86%
Chen Mei	984,647	0.84%
Gao Zhongfeng	970,217	0.83%
Cheng Yujun	929,988	0.79%

Note: the amounts are converted from RMB value using the yearly average rate of 2012, 1USD = 6.3116 RMB

Our top ten suppliers together made up an aggregate of 9.23% of our total supply of soybeans, but our biggest supplier only supplied about 1.14%. We believe this diversification of supply is beneficial to us as it increases our purchasing power and prevents us from being over-reliant on any single supplier.

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

Major Customers

Our customers are primarily distributors of soybean oil and soybean meal, with some being soybean food processors and animal feed manufacturers. The following is a list of our top ten major customers for fiscal year 2012. All of our major customers are located in the PRC.

Customers	Type of Product	Fiscal 2012 Sales (USD)	% of Total Sales (%)
Tian Zhuang	Soybean Meal& Salad oil & Concentrated Soybean Protein	2,519,343	2.37%
Gu Changchun	Soybean Meal & Salad oil & Concentrated Soybean Protein	2,195,593	2.06%
Chi Feng	Soybean Meal	1,985,484	1.86%
Cao Zhengang	Soybean Meal	1,973,177	1.85%
Li Qingrong	Soybean Meal &Soybean Oil	1,878,795	1.76%
Zhang Guocheng	Soybean Meal &Soybean Oil	1,873,405	1.76%
Lv Changfu	Soybean Meal &Soybean Oil	1,814,359	1.70%
Wang Chunyu	Soybean Meal &Soybean Oil & Salad Oil	1,800,249	1.69%
Xue Guilin	Soybean Meal & Soybean Oil	1,787,116	1.68%
Guo Zhansheng	Soybean Meal & Soybean Oil	1,772,064	1.66%

Note: the amounts are converted from RMB value using the yearly average rate of 2012, 1USD = 6.3116 RMB

Our sales are widely diversified among our customers. Our largest customer accounts for only 2.37% of our total sales in 2012 while our top ten customers accounted for about 2.15% of our net sales in 2011. As such, we are not dependent on any single customer and have accordingly maintained our bargaining power in relation to our customers. Holding such a diversified customer base, we have mitigated the commercial risk and associated impact of the loss of sales from any single customer. As we begin to expand our product offering to include value-added soybean products, our customer base will change to include more industrial users and some retail consumers.

Sales of Products by Type and Locations

The following table shows the breakdown of sales volume of main products by customer type for the year 2012.

	Salad Oil		Grade IV Soybean Oil		Soybean Meal		Low Temperature Soybean Meal		Squeezed Oil		Concentrated Soy Protein
Type	Volume (Tons)%		Volume (Tons)%		Volume (Tons)%		Volume (Tons)%		Volume (Tons)%		Volume (Tons)%
Distributor	4,795	100	24,400	99	117,619	97	15,690	98	989	100	2,462	100
Animal Feed Manufacturer	0	0	246	1	3,638	3	320	2		-	-	-
Total	4,795	100	24,646	100	121,257	100	16,010	100	989	100	2,462	100

Our sales are primarily made to customers within the PRC, although some of our products may be exported by distributors to countries such as Japan, Korea, and Russia. The geographical distribution of the sales volume and revenue of our main products in the PRC for the year 2012 is shown below.

	Salad Oil		Grade IV Soybean Oil		Soybean Meal		Low Temperature Soybean Meal		Squeezed Oil		Concentrated Soy Protein
Province	Volume (Tons)	Revenue (USD)	Volume (Tons)	Revenue (USD)	Volume (Tons)	Revenue (USD)	Volume (Tons)	Revenue (USD)	Volume (Tons)	Revenue (USD)	Volume (Tons)	Revenue (USD)
Heilongjiang	3,596	5,008,827	13,555	18,275,655	42,440	18,372,721	10,406	6,275,735	692	991,279	123	150,134
Jilin	719	1,001,486	8,626	11,630,085	29,102	12,598,561		-		-	98	119,619
Liaoning	481	669,979	2,465	3,323,459	30,314	13,123,248		-		-		-
Inner Mongolia					4,850	2,099,616		-		-		-
Beijing					3,638	1,574,928		-	297	425,449		-
Tianjin					2,425	1,049,808		-		-		-
Shandong						-	4,003	2,414,162			1,108	1,352,428
Fujian					1,213	525,120	1,601	965,544				-
Zhejiang						-						-
Shanxi					1,213	525,120					1,133	1,382,943
Henan					1,213	525,120
Shanxi
Guangxi					1,213	525,120
Sichuang					1,213	525,120
Hebei					2,423	1,048,942

Note: the amounts are converted from RMB value using the yearly average rate of 2012, 1USD = 6.3116 RMB.

Our Competitors

Our competitors are the non-genetically modified soybean processors operating in the PRC. Our main competitor is Heilongjiang 93 Oil and Fat Co., Ltd., an integrated state-owned enterprise which is located in the provinces of Heilongjiang, Dalian and Tianjin. The rest of our competitors are smaller state-owned enterprises.

Position	Company	Estimated Annual Non-GM Production Capacity (in Tons)	Estimated Market Share
1	Heilongjiang Jiushan 93 Group (SOE)	600,000	6.7%
2	Yanglin Soybean Group, Ltd	220,000	2.5%
3	Shandong Gaotang Lanshan Group (SOE)	200,000	2.2%
4	Henan Xuchang Vegetable Oil Company (SOE)	100,000	1.1%
5	Qitaihe City Nature Oil Company	100,000	1.1%
6	Shandong Guanxian Vegetable Oil Company	100,000	1.1%
7	Jiamusi Zhenda Company	90,000	1.0%

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

The current prices for our products, as of December 31, 2012 and December 31, 2011 are (including value-added tax “VAT”):

Products	Price (USD/ton)
	2012	2011
Soybean oil (Grade IV)	$1,349	$1,519
Salad oil	$1,394	$1,585
Soybean meal	$433	$477
Low temperature soybean meal	$603	$708
Squeezed soybean oil	$1,433	$1,621
Concentrated soybean protein	$1,222	$1,505

Note: the amounts are converted from RMB value using 1USD = 6.3086RMB of the year end rate of 2012, and 1USD=6.3585RMB of year end of 2011.

The price of soybean meal was $433 per ton at the end of 2012, a decrease of $44 per ton from $477 for the year ended December 31 2011. For the past few years, the price of soybean meal has been in the higher range, up to $680 per ton. The prices of our products are determined by taking into account the costs of labor as well as the seasonality of demand in the soybean market. Traditionally, the prices of our raw materials are lowest during the soybean harvest period between October and December, as the supply is most abundant then. Our prices then usually peak from January to February due to the large demand during the Chinese New Year and Spring Festival holidays.

Intellectual Property

Yanglin has registered the following trademarks in the PRC, which are currently used for all of our products:

Trademark	Country of Registration	Class	Registration Number	Date of Registration	Validity Period
“Yanglin”logo	PRC	29	1587278	June 14, 2001	From June 14, 2011 to June 13, 2021
“Yanglin”logo	PRC	31	1586742	June 14, 2001	From June 14, 2011 to June 13, 2021

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

Employees

As of December 31, 2012, we had 472 employees; most of whom are involved in production and operations.

The functional breakdown of our full-time employees as of December 31, 2012 and 2011 was:

	FY2012	FY2011
Production and operations	291	291
Sales	10	10
Management	171	171
Total number of employees	472	472

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

We have a system of periodic performance reviews that are conducted annually.

Insurance

We have the following major insurance policies with China Pacific People’s Insurance (Group) Co. Ltd:

Contract No.	Term	Coverage ($)	Premium ($)	Insured
PQBB201123050600000004 PQBB201123050600000001 PQBB201123050600000003	November 16, 2011 to November 15, 2012	14,060,828	25,444	Building and Machinery Equipment

We are currently in the process of renewing these insurance policies.

Note: the amounts in the column Coverage are converted from RMB value using the yearly average rate of 2012, 1USD = 6.3116RMB.

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

Production at Factory No. 1 and Factory No. 2 is temporally suspended due to poor market conditions, and there can be no assurance that we will be able to resume production at these factories if market conditions do not improve.

Due to the continued increase of the prices of raw materials and the deteriorating market condition of soybean processing industry in China, we have been facing financial difficulties in maintaining profitability in our operation. In order to minimize the potential loss, we have determined to suspend production in Factory No. 1 and Factory No. 2 since the beginning of 2013. Management expects to resume production at these factories by the end of second quarter in 2013, subject to an improvement in market conditions, however, there can be no assurance when market conditions will improve and we will be able to resume production at Factory No. 1 and Factory No. 2 .

We are in the process of relocating Factory No. 3 to a new location, as required by the Jixian County People’s Government and we are currently in negotiations with the Jixian County People’s Government with respect to compensation for losses incurred by us as a result of the required relocation. There can be no assurance that such negotiations will be successful or that we will be able to successfully relocate Factory No. 3 in a timely manner.

In July 2012, our Factory No. 3 ceased operation following our receipt of a notice from Jixian County People’s Government. We were advised by Jixian County People’s Government that the reason that we were required to move our Factory No. 3 from its current location by September 30, 2012 was because the current location of Factory No. 3 was materially interfering with the city’s plan of northward expansion. The notice from the Jixian County People’s Government further stated that the Jixian Government would enter into an agreement with us regarding the provision of compensation to us for our losses as a result of the required relocation of our Factory No. 3. We completed our removal work with respect to Factory No. 3 in September 2012. We have identified a site for the construction of a new factory to replace Factory No. 3. Construction work with respect to the new factory is expected to begin in the second quarter of 2013. It is expected that construction of the new factory will take approximately two years. We are currently in negotiations with the Jixian Government with respect to the agreement for compensation for its losses as a result of the required relocation of Factory No. 3.

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

As a commodity, soybeans are subject to the price fluctuation of the commodity market in the PRC and indirectly to the international commodity market. For example, the soybean price went up from RMB 2.16 per 500 grams at the beginning of 2008 to RMB2.75 per 500 grams at the beginning of March 2008, then to RMB2.70 per 500 grams in early July 2008 and went down to RMB1.65 per 500 grams at the end of 2008, due to both the shortage in soybean supply caused by a severe drought in 2007 and farmers’ cutting growing areas of soybeans brought by the continuously low price level by the end of 2006.  In 2009, the soybean price fluctuated from RMB1.67 per 500 grams at the beginning of the year, to RMB1.87 per 500 grams at the end of the year. In 2010 and 2011, the highest soybean price was RMB1.68 and RMB1.97 per 500 grams respectively. In 2012, the highest soybean price was RMB 2.26 per 500 grams. If the soybean price increases significantly, we may have a problem caused by increased demand on working capital to satisfy the raw materials needs of our operations.

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

Most land in the PRC is state-owned and land use rights may be granted, transferred, leased or allocated. Allocated land use rights are generally provided by the government for an indefinite period (usually to state-owned entities) and cannot be pledged, mortgaged, leased, or transferred by the user. Allocated land can be reclaimed by the government at any time. The land occupied by our Factory No. 1 and No. 2 are allocated land and accordingly subject to the risk of being reclaimed. We are in the process of applying to change the type of the land use rights over Factory No. 2 to “transferred”. Although we believe that the risk that the land use rights that we have with respect to Factory No. 1 and Factory No. 2 will be reclaimed by the government is very small because the government is encouraging the growth of our industry and the market economy system in general, and because the government has continued to support our business, we cannot guarantee that any of our allocated land will not be reclaimed in the future. In July 2012, the land use rights that we had with respect to Factory No. 3 were reclaimed by the government and we were required to relocate Factory No. 3 to a different site.

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

Our customers are mainly comprised of approximately 40 distributors of soybean oil and other soybean products, as well as soybean food product and animal feed manufacturers. Although our sales are widely diversified among our customers and our largest customer accounts for only 2.37% of our total sales, our top ten customers accounted for about 18.41% of our net sales in the year 2012. Dependence on a few customers could make it difficult to negotiate attractive prices for our products and could expose us to the risk of substantial losses if a single dominant customer ceases to purchase our products. If we lose any customers and are unable to replace them with other customers that would purchase a similar amount of our products, our revenues and net income would decline significantly.

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

While we have expansion plans, which include manufacturing “deep-processed” and refined soybean products, expanding our production lines and expanding our sales, there is no guarantee that such plans will be implemented or that they will be successful. These plans are subject to, among other things, the feasibility to meet the challenges we face, our ability to arrange for sufficient funding for more manufacturing facilities and the increasing working capital and the ability to hire qualified and capable employees to carry out these expansion plans. Our expansion plan is also dependent on the relocation process of Factory No. 3 which was responsible for more than half of our production capacity plan. However, there is uncertainty as to when and how the relocation and the compensation payable by the local government to us in connection with the relocation will be arranged through negotiation with the local government.

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

Winner State (BVI), which is 100% owned by our Chief Executive Officer, Mr. Shulin Liu and his wife Mrs. Huanqin Ding, beneficially owns approximately 74.03% of our common stock. Our loan in the amount of approximately $17 million to the domestic Yanglin Soybean Group Co. Ltd. is callable should Mr. Shulin Liu decide to sell his and/or his wife’s majority interest in Yanglin. This could cause disruption in our operations and as a consequence may adversely affect our financial condition and results of operation.

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

Mr. Shulin Liu with his wife, Mrs. Huanqin Ding, beneficially own approximately 74.03% of our common stock through their 100% holding in Winner State (BVI). Mr. Liu is also our chief executive officer.  Mr. Liu with his wife beneficially own approximately 90% of Yanglin’s equity interest.  Thus, there is a conflict of interest as a result of Mr. Liu’s role as our chief executive officer and our majority shareholder, and his role as a majority shareholder of Yanglin.  As a consequence, Yanglin may not repay the loan made on September 24, 2007.  Even though we may choose to foreclose on the equity interests of Yanglin or all its assets and become the owner of Yanglin  under Article 1 of the Exclusive Purchase Option Agreement, there is the risk that the equity interests of Yanglin or all its assets will not be sufficient to repay the loan or that we may not be able to foreclose on the equity interests of Yanglin or all its assets at all, which would cause disruption in our business and adversely affect our financial condition and result of operations.

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

Though usually the prices of our raw materials, especially soybeans, are determined by market mechanism, the PRC government may exercise significant influence over the prices through its policies. For example, from late 2008 to June 2009, the PRC government launched a national strategic reserve purchase of soybeans at a price that was over 10% higher than normal market price, to support Chinese soybean farmers and protect their interests, which were negatively affected by large imports of soybeans at a cheaper price. This measure effectively raised the market price and our costs of sales subsequently, and was a major reason for our material operational loss in 2010, 2011 and 2012. The PRC government may implement such or similar policies in the future, and as a result, our profitability could be adversely affected.

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

The prices at which our common stock trades will affect our ability to raise capital, which may have an adverse effect on our ability to fund our operations.

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

Our Chief Executive Officer, Mr. Shulin Liu and his wife Mrs. Huanqin Ding, beneficially own approximately 74.03% of our common stock through their 100% holding in Winner State (BVI). As a result, Mr. Liu may be able to influence significantly the outcome of all matters requiring stockholder approval, including the election and removal of directors and any merger, consolidation, or sale of all or substantially all of our assets and he may act in a manner that advances his best interests and not necessarily those of other stockholders, including investors in this offering, by, among other things: delaying, deferring or preventing a change in control of us; entrenching our management and/or our board of directors; impeding a merger, consolidation, takeover or other business combination involving us; discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of us; or causing us to enter into transactions or agreements that are not in the best interests of all stockholders.

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

ITEM 1B. Unresolved Staff Comments.

None.

ITEM 2. Properties

During 2012, we owned and operated three soybean production factories in Jixian County in Heilongjiang Province with a combined annual soybean processing capacity of 520,000 tons. In July 2012, our Factory No. 3 ceased operation following our receipt of a notice from Jixian County People’s Government. We were advised by Jixian County People’s Government that the reason that we were required to move our Factory No. 3 from its current location by September 30, 2012 was because the current location of Factory No. 3 was materially interfering with the city’s plan of northward expansion. The notice from the Jixian County People’s Government further stated that the Jixian Government would enter into an agreement with us regarding the provision of compensation to us for our losses as a result of the required relocation of our Factory No. 3. We completed our removal work with respect to Factory No. 3 in September 2012. We have identified a site for the construction of a new factory to replace Factory No. 3. Construction work with respect to the new factory is expected to begin in the second quarter of 2013. It is expected that construction of the new factory will take approximately two years. We are currently in negotiations with the Jixian Government with respect to the agreement for compensation for its losses as a result of the required relocation of Factory No. 3. Our combined annual soybean processing capacity has decreased to 220,000 tons, as a result of the closure of Factory No. 3.

Factory No. 1 manufactures squeezed soybean oil, Grade IV soybean oil and soybean meal. Factory No. 2 manufactures concentrated soy protein and low-temperature soybean meal. Prior to July 2012, Factory No. 3 manufactured Grade IV soybean oil, soybean meal and salad oil. However, Factory No. 1 and Factory No. 2 have currently been shut down since the beginning of the 2013 due to the consistent rising of the procuring price of raw materials and the deteriorating market conditions of soybean processing industry in China. Management expects to resume production a Factory No. 1 and Factory No. 2 by the end of second quarter of 2013 assuming that market conditions have has improved.

The following tables indicate the land area and annual production capacity of our production facilities:

Production
Facility	Area	Capacity
Factory No. 1	27,000 m2	100,000
Factory No. 2	43,572 m2	120,000
* Factory No. 3 (reclaimed by the government in July 2012)	45,596 m2	150,000

* Annual capacity of Factory No. 3 was 300,000 tons

Annual			Annual
Production	Actual		Production	Actual
Capacity for	Output for		Capacity for	Output for
2012	2012	Utilization	2011	2011	Utilization
(Tons)	(Tons)	Rate for 2012	(Tons)	(Tons)	Rate for 2011
370,000	184,052	49.74%	520,000	258,697	50%

Note: The annual production capacity is based on 3 shifts (8 hours per shift) a day for 300 days a year.

We purchased the land use rights for the 45,596 m2 of land of Factory No. 3 in 2005. Factory No. 3 ceased operation pursuant to the Jixian Government notice (as described above) in July 2012. We are currently in negotiations with the Jixian Government with respect to the agreement for compensation for our losses as a result of the required relocation of Factory No. 3.

The land use rights for Factory No. 1 and Factory No. 2 are allocated by the local government at minimal cost.

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

In addition to the foregoing land use rights, Yanglin has the following leased land use rights:

		Area (square	Total Rental Fee	Construction	Term and
Lessor	Location	meters)	(USD)	on Land	Expiration
Jixian Industrial Company	Jixian County Hedong District	27,000	1,346,164	Workshop, warehouse	December 4, 2001 - December 3, 2051

Hongtai Oil Factory	Jixian County, Shuangfu Road East	43,572.1	1,179,114	Workshop, warehouse	November 1, 2006 - October 30, 2056

Jixian County Government (Reclaimed by the government in July 2012)	Jixian County	45,596	1,419,170	Workshop, warehouse	September 6, 2005 - September 5, 2055

Wansheng Village Commission	Wansheng Village Oil Pump Station West, Daoban Dong Qiang	3,844.6	15,124	Farmland	October 19, 2003 - October 18, 2053

Wansheng Village Commission	Hatong Expressway North, Wansheng Village	16,643.7	15,104	Farmland	April 1, 2004 - December 31, 2028

Mr.Liu Fengyu, Ms. Tian Shubai	Jian San Jiang Administration Daxing Farm 24 Group Nan.	1,000,000	166,369	Farmland	January 1, 2005 - December 31, 2026

We have embarked on the process to convert the allotted land use rights for Factory No. 1, Factory No. 2, Wansheng Village and Jiansan Farm into granted land use rights. The conversion will involve a payment of a “transfer fee” to the Jixian County Land Bureau.

During 2009, the Group reviewed the idle production facility of Factory No. 1 for impairment and identified certain assets to be technologically outdated and thereby indicating a reduction in value. We expected to dispose of these assets during 2010 and believe the assets are carried at the net realizable value. However, the plans to sell these assets were not successful. As the assets might have no realizable value, we recorded a full impairment charge related to these assets for the year ended December 31, 2010.

Item 3. Legal Proceedings

To our knowledge, there are no pending materials legal proceedings to which we or our properties are subject to. From time to time, we may be also involved in litigation arising in the normal course of our business.

Item 4. Mine Safety Disclosure

Not Applicable.

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

	HIGH	LOW
2013
Second Quarter *	$0.15	$0.08
First Quarter	$0.15	$0.01

2012
Fourth Quarter	$0.04	$0.01
Third Quarter	$0.05	$0.02
Second Quarter	$0.15	$0.01
First Quarter	$0.64	$0.15

2011
Fourth Quarter	$1.24	$0.22
Third Quarter	$1.40	$0.25
Second Quarter	$0.95	$0.25
First Quarter	$1.00	$0.30

2010
Fourth Quarter	$1.00	$0.26
Third Quarter	$2.40	$1.01
Second Quarter	$2.65	$2.00
First Quarter	$3.00	$2.69

*Through April 8, 2013.

Shareholders

As of April 8, 2013, we have 24,586,049 shares of Common Stock issued and outstanding held by 302 holders of record (not including beneficial owners who hold shares at broker/dealers in “street name”) and 5,413,953 shares of Series A Preferred Stock issued and outstanding held by approximately 6 shareholders. We have authorized and issued 9,999,999 Series A Preferred Stock and authorized 10,000,000 Series B Preferred Stock, but have not issued any Series B Preferred Stock.

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

Current Business Environment and 2013 Outlook

With respect to the overall business trends in 2012 and forward, statistics showed that the global economy has recovered gradually from recession since the second half of 2009. The growth rate of PRC’s GDP in 2012 was 7.8% (published on 22nd February 2013 by the National Bureau of Statistics of China). As predicted by some economists, China’s economic development will stabilize in the future.

However, there are some factors that may impose unfavorable effects on our future operations, including:

•	The expected good harvest of genetically modified soybeans in US and South America in 2013, which may cause even larger import volume to the PRC, at lower prices.
•	Possible further appreciation of Renminbi against USD in the future, which may also reduce the import price of genetically modified soybeans.

•	The uncertainties in the subsidy and supporting policies of the PRC government regarding the domestic soybean industry.

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

Major Performance Factors

Revenue

We derived most of our revenue from the sales of 3 main products: soybean oil (4th grade), salad oil and soybean meal, and a small portion of our revenue is created by the sales of other products, including concentrated soybean protein, squeezed oil and low temperature soybean meal. The revenue may be affected by the following factors:

•	Processing capacity of soybean;
•	Pricing of the products; and
•	Market demand.

Processing capacity of soybean. Our current annual processing capacity for soybean is 220,000 metric tons. We processed approximately 184,051 metric tons in 2012. Production capacity is sufficient for current demand.

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

Government policy or direct purchase. Usually the price of soybean is determined by market mechanisms; however, government policy may have a significant impact. For example, the PRC government has been conducting a national strategic purchase every year since 2008 to 2012 and has effectively raised the purchase price of soybeans in the market by offering a price approximately 10% higher than normal market prices, to farmers. Such similar actions of the government, and granting various forms of subsidies to farmers, may materially increase our cost of sales.

Gross (Loss) Profit

Gross (loss) profit is the result of the combined effects of the following factors: (a) the selling price of our products, (b) the sales volume and the individual profit margin of each product, and (c) the cost of sales. As we are a middle stream processor, and the profit margin of middle stream processing is usually relatively stable, under normal circumstances our gross profit margin has ranged from 7% to 9%, based on previous experience through 2008. However, if exceptional circumstances exist, gross margin may be seriously affected. Due to extremely unfavorable environmental factors, such as the national purchase of soybean by the PRC government at higher than market price, and the low cost imports of soybean at large volumes, we suffered a gross loss in the year ended December 31, 2012 (please refer to the discussion on results of operations below for details).

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

However, as Yanglin has been recognized as a Key Leading Enterprise in the Industrialization of Agriculture Industry by the PRC’s central government, Yanglin is entitled to a complete exemption from income taxes until June 2012. Our status is reviewed every two years, and the last review was postponed until the end of 2012, we submitted the application to the relevant PRC authorities which is still in the process of being reviewed.

The Group is in a taxable loss position for 2012.  Therefore, even if Yanglin does not obtain tax exemption benefits, the group has no income tax expense for 2012.

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

Results of Operations

Year Ended December 31, 2012 Compared with Year Ended December 31, 2011

Our results of operations give effect to the restatement of previously issued consolidated financial statements as previously disclosed.

The following table shows the operating results for the years ended December 31, 2012 and December 31, 2011.

	The year ended	The year ended
	December 31,	December 31,
	2012	2011
Consolidated Statement of Operations	($)	($)
	(audited)	(audited)
Sales revenue, net	56,630,224	57,556,051
Cost of sales	(59,921,936)	(59,680,096)
Gross (loss) profit	(3,291,712)	(2,124,045)
Selling expenses	(220,811)	(256,921)
General and administrative expenses	(2,222,372)	(2,337,813)
Impairment loss of long-lived assets	(5,158,572)	0
(Loss) income from operations	(10,893,467)	(4,718,779)
Interest expense	(1,523,446)	(1,315,331)
Interest income	31,285	80,460
Other income, net	4,862	3,781
Change in fair value of warrants	1,850,000	(800,000)
(Loss) income before income taxes	(10,530,766)	(6,749,869)
Income tax	0	0
Net (loss) income from operating activities	(10,530,766)	(6,749,869)

Discontinued operations
Sales revenue, net	49,849,990	81,473,765
Cost of sales	(52,477,673)	(85,964,975)
Gross (loss) profit	(2,627,683)	(4,491,210)
Impairment loss of long-lived assets	(4,340,450)	(3,722,632)
Net operating result	(6,968,133)	(8,213,842)
Loss on disposal of property, plant and equipment	(3,045,434)	0
Net (loss) from discontinued operations	(10,013,567)	(8,213,842)

Net income (loss) for the year	(20,544,333)	(14,963,711)
Foreign currency translation adjustment	300,919	1,785,197
Comprehensive income	(20,243,414)	(13,178,514)

Net Sales

	For The Year Ended December 31,		Period to Period Change
	2012 ($)	2011 ($)	($)%

Continuing operation	$56,630,224	$57,556,051	$(925,827)	-1.61%
Discontinued operations	49,849,990	81,473,765	(31,623,775)	-38.81%
Total Net Sales	$106,480,214	$139,029,816	$(32,549,602)	-23.41%

	For The Year Ended December 31,		Period to Period Change
Item	2012 ($)	2011 ($)	($)%
Soybean meal	52,493,426	67,663,733	(15,170,307)	-22.42%
Soybean oil	33,229,201	42,025,611	(8,796,410)	-20.93%
Salad Oil	6,680,293	10,225,622	(3,545,329)	-34.67%
Squeezed oil	1,416,729	1,489,364	(72,635)	-4.88%
Soy protein concentrates	3,005,125	3,830,085	(824,960)	-21.54%
Low-temp soy meal	9,655,440	13,795,401	(4,139,961)	-30.01%
Total Net Sales	106,480,214	139,029,816	(32,549,602)	-23.41%

Net sales were $106,480,214 for the year ended December 31, 2012, a decrease of $32,549,602 or 23.41% from $139,029,816 for the year ended December 31, 2011. The significant decrease in sales revenue was mainly due to the fact that Factory No.3 ceased operation following our receipt of a notice from Jixian County People’s Government which required us to move our Factory No. 3 from its current location by September 30, 2012 because the current location of Factory No. 3 was materially interfering with the city’s plan of northward expansion.

In 2012, following the adverse impact of global economic crisis, the index of commodity selling prices suffered a rise for most of the categories of commodities, including food. According to data provided by the PRC State Statistics Agency, from January 2012 to December 2012, the index of retail prices of food, as compared to the same month a year before, was well over 100, the lowest being 101.7 in October 2012 and averagely over 104 the rest of the year. However, this trend had no positive effect on the selling prices of our products in which the average selling price of soybean meal decreased by 9% compared with 2011, and 121,257 tons of soybean meal were sold (approximately 49% of our total output), resulting in negative growth rates of -22.42%%. The average selling price of soybean oil and salad oil decreased by 11% and 12% respectively in 2012. The average selling price of concentrated Soy Protein decreased by 19% in 2012.

The PRC has long been importing large volumes of GM soybeans from US and South America, and such imports reached new peaks from the end of 2010 through 2012. The Chinese Ministry of Commerce disclosed that the aggregate import volume have reached over 50 million tons in 2010, an increase of 17.6% over that of 2009. The aggregate import volume has reached over 57 million tons in 2012, an increase of approximately 8% compared with 2011. During the year of 2012 the imported beans were usually sold at prices lower than that of domestically produced soybeans, representing a low cost alternative for domestic processors which previously used domestic beans as raw materials. Importation of GM soybeans significantly influenced price levels in the PRC’s domestic market for soybean products.

Due to the continued increase of the price of raw materials and the deteriorating market condition of soybean processing industry in China, we have been facing financial difficulties in maintaining profitability in our operation. In order to minimize the potential loss, we have determined to suspend production in Factory No. 1 and Factory No. 2 since the beginning of 2013. Management expects to resume production by the end of second quarter in 2013 assuming the market condition of soybean processing has improved.

Cost of Sales and Gross Loss

	For The Year Ended December 31,		Period to Period Change
	2012 ($)	2011 ($)	($)%

Continuing operation	$(59,921,936)	$(59,680,096)	$241,840	0.41%
Discontinued operations	(52,477,673)	(85,964,975)	(33,487,302)	-38.95%
Total Cost of Sales	$(112,399,609)	$(145,645,071)	$(33,245,462)	-22.83%

	For The Year Ended December 31,				Period to Period
	2012	% of Sales	2011	% of Sales	Change
	($)	Revenue	($)	Revenue	($)%
Soybean meal	(55,481,836)	105.69%	(72,317,386)	106.88%	16,835,550	-23.28%
Soybean oil	(35,010,488)	105.36%	(43,557,981)	103.65%	8,547,493	-19.62%
Salad Oil	(7,034,662)	105.30%	(10,682,421)	104.47%	3,647,759	-34.15%
Squeezed oil	(1,491,186)	105.26%	(1,585,991)	106.49%	94,805	-5.98%
Soy protein concentrates	(3,197,685)	106.41%	(3,817,031)	99.66%	619,347	-16.23%
Low-temp soy meal	(10,183,752)	105.47%	(13,684,261)	99.19%	3,500,509	-25.58%
Cost of Sales	(112,399,609)	105.56%	(145,645,071)	104.77%	33,245,462	-22.83%

Soybean meal	(2,988,410)	-5.69%	(4,653,653)	-6.90%	1,665,243	-35.78%
Soybean oil	(1,781,287)	-5.36%	(1,532,370)	-3.65%	(248,917)	16.24%
Salad Oil	(354,369)	-5.30%	(456,799)	-4.47%	102,430	-22.42%
Squeezed oil	(74,457)	-5.26%	(96,627)	-6.49%	22,170	22.94%
Soy protein concentrates	(192,560)	-6.41%	13,054	0.34%	(205,613)	-1575.15%
Low-temp soy meal	(528,312)	-5.47%	111,140	0.81%	(639,452)	-575.36%
Gross Loss	(5,919,395)	-5.56%	(6,615,255)	-4.76%	695,860	10.52%

Our cost of sales for the year ended December 31, 2012 decreased by $33,245,462 or 22.83% as compared to the year ended December 31, 2011, from $145,645,071 to $112,399,609; while the ratio of cost as a percentage to net sales increased from 104.77% to105.56% over the same period. We recorded a gross loss of $5,919,395 in the year ended December 2012. Compared to a gross loss of $6,615,255 in the year ended December 31, 2011, the gross loss decreased by $695,860, and our gross profit margin decreased from-4.76% to -5.56% over the period.

The importation of soybeans from the US and South America has effectively kept prices in the PRC’s domestic market for soybean products at low levels, as the products made from GM imported beans can be sold at much lower prices than their domestic equivalents (please refer to the section “Net Sales” above for details).

In response to the negative effect on PRC soybean farmers of large levels of imports at low prices, the PRC government launched a national strategic reserve purchase from late 2008 to 2012, especially in Heilongjiang, in order to maintain prices of domestic non-GM soybeans and to protect the interests of domestic farmers. The highest price offered by the government was over 10% higher than the normal market price in our local area, thus forcing our cost of raw materials to rise significantly.

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

Operating Expenses

	For The Year Ended December 31,				Period to Period
	2012	% of Sales	2011	% of Sales	Change
	($)	Revenue	($)	Revenue	($)%
Selling Expenses	(220,811)	0.21%	(256,921)	0.18%	36,110	-14.05%
General & Administrative Expenses	(2,222,372)	2.09%	(2,337,813)	1.68%	115,441	-4.94%
Impairment loss of long-lived assets	(5,158,572)	4.84%	0	-	(5,158,572)	-
Total Operating Expenses	(7,601,755)	7.14%	(2,594,734)	1.87%	(5,007,021)	192.97%

Selling expenses for the year ended December 31, 2012 decreased by $36,110 or 14.05% as compared to the year ended December 31, 2011. This decrease was mainly due to the shrink in sale volume. The percentage of net sales revenue, selling expenses were 0.21% for the year ended December 31, 2012.

General and administrative expenses for the year ended December 31, 2012 decreased by $115,441 or 4.94% over the year ended December 31, 2011. This decrease was mainly due to the decrease listing in the US expense. As a percentage of net sales, general and administrative expenses increased from 1.68% for the year ended December 31, 2011 to 2.09% for the year ended December 31, 2012.

The amount of $5,158,572 of impairment loss recorded for this year was partly caused by the removal of Factory No.3 during the 2012 and also generated by impairment of idle production line in Factory No. 1 and Factory No. 2. Due to the current market condition where the cost of purchasing soybeans crops from the local farmers has been consistently increasing. As a result of these increased costs, we do not have sufficient operational capital to purchase raw materials to maintain our operation. Consequently, we currently have ceased production in Factory No. 1 and Factory No. 2 since the beginning of 2013. This record of impairment loss unfavorably affected the year operating expenses level in comparison with 2011 and resulted in the rise by 192.97% from $2,594,734 in 2011 to $7,601,755 in 2012.

Loss from Operation and Net Loss from operating activities

	For The Year Ended December 31,				Period to Period
	2012	% of Sales	2011	% of Sales	Change
	($)	Revenue	($)	Revenue	($)%
Loss from operations	(10,893,467)	-10.23%	(4,718,779)	-3.39%	(6,174,688)	130.85%
Interest expense	(1,523,446)	-1.43%	(1,315,331)	-0.95%	(208,115)	15.82%
Interest income	31,285	0.03%	80,460	0.06%	(49,175)	-61.12%
Other income	4,862	0.00%	3,781	0.00%	1,081	28.59%
Changes in fair value of warrants	1,850,000	1.74%	(800,000)	-0.58%	2,650,000	-331.25%
Income tax	-		-
Net (loss) income from operating activities	(10,530,766)	-9.89%	(6,749,869)	-0.05%	(3,780,897)	56.01%

Interest expenses increased by 15.82% from the year ended December 31, 2011 to the year ended December 31, 2012. As a percentage of net sales, interest expense was 1.43% for the year ended December 31, 2012. The changes were mainly caused by a rise in the short-term loans from the bank and the increase in interest rates of bank loans. The company has no income tax expense in 2012 due to a net taxable operating loss.

Loss from Discontinued Operations and Net Loss

	For The Year Ended December 31,		Period to Period Change
	2012 ($)	2011 ($)	($)%

Discontinued operations
Sales revenue, net	$49,849,990	$81,473,765	$-31,623,775	-38.81%
Cost of sales	(52,477,673)	(85,964,975)	33,487,302	-38.95%
Gross (loss) profit	(2,627,683)	(4,491,210)	1,863,527	-41.49%
Impairment loss of long-lived assets	(4,340,450)	(3,722,632)	-617,818	16.60%
Net operating result	(6,968,133)	(8,213,842)	1,245,709	-15.17%
Loss on disposal of property, plant and equipment	(3,045,434)	0	-3,045,434	-
Net (loss) from discontinued operations	(10,013,567)	(8,213,842)	-1,799,725	21.91%

Net income (loss) for the year	$(20,544,333)	$(14,963,711)	$-5,580,622	37.29%

Loss from discontinued operations of the removed factory No. 3 increased by 21.91% or $1,799,725 to a loss of $10,013,567 for the year ended December 31, 2012, as compared to a loss of $8,213,842 for the year ended December 31, 2011. The gross loss of the discontinued operation decreased by 41.9% or $1.863,527 to $2,627,683 for the year ended December 31, 2012, as compared to a loss of $4,491,210. This decrease is attributed to the shorter operating period as the operation of factory no. 3 was terminated in the end of July in 2012 due to the land resumption by the local government. However, as the impairment loss of long-lived assets increased by 16.60% or $617,818, and the loss on disposal of property, plant and equipment of $3,045,434 in 2012, the net loss from discontinued operations are increased by 21.91% or $1,799,725 in 2012.

Net loss further increased by 37.29% from $14,963,711 in 2011 to a loss of $20,544,333 in 2012. The sales revenue and gross margin decreased compared to 2011. Consequently, operating margin decreased from negative 3.39% to negative 10.23%.

Earnings Per Share

	Year Ended December 31,
	2012	2011
	Audited	Audited
Net Income(Loss) for Basic Earnings Per Share	$(20,544,333)	$(14,963,711)
Basic Weighted Average Number of Shares	20,927,366	20,481,557

Net Income(Loss) per Share – Basic:
From continuing operations	(0.50)	(0.33)
From discontinued operations	(0.48)	(0.40)
	(0.98)	(0.73)

Net Income(Loss) for Diluted Earnings Per Share	(20,544,333)	(14,963,711)
Diluted Weighted Average Number of Shares	20,927,366	20,481,557
Net Income(Loss) per Share – Diluted:
From continuing operations	(0.50)	(0.33)
From discontinued operations	(0.48)	(0.40)
	(0.98)	(0.73)

Basic and diluted earnings per share (EPS) for the year ended December 31, 2012 were -$0.98.

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

Due to the continued operating loss in the past several years, we are currently experiencing financial difficulties. We have applied for a credit line from the Agricultural Development Bank to maintain our operation in 2013. We believe that this may be sufficient for our future working capital needs at current operation and capacity levels, for the next twelve months.

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

Operating Activities

Cash generated in operating activities for the year ended December 31, 2012 was $6,220,380, while cash used in operating activities for the year ended December 31, 2011 was $4,171,124. The difference was a result of many factors, the most important of which was a significant decrease level of advances to suppliers along with a decrease on the level of trade receivables which were caused by unfavorable soybean market price.

Our cash flows are stable, as we sell primarily on a cash basis, with negligible trade receivables, and usually sell our products a few days after they are produced.

Investing Activities

Net cash used in investing activities for the year ended December 31, 2012 was $0, compared to $37,707 for the year ended December 31, 2011. The major reason for this change was that we made payments for the purchase of fixed assets last year and there is no similar transaction this year.

Financing Activities

Net cash used by financing activities was $22,538,458 for the year ended December 31, 2012, compared to net cash used in financing activities of $3,798,675 for the year ended December 31, 2011. The amount of net cash used for the year ended December 31, 2012 includes $1,425,946 for repayment of long term bank loans and $21,071,202 of repayment of short term bank loans for the working capital.

Loans

We had short-term bank loans of $1,110,706 at December 31, 2012, as compared to $22,017,771 at December 31, 2011. These loans are used to satisfy working capital needs, mainly related to the purchase of raw materials.

The balance of our long-term bank loan was approximately $1,426,624 on December 31, 2012, while at the end of 2011 was $2,830,856. The change was due to the repayment of the bank loans in 2012.

Commitments and Contingencies

We have no future cash commitments or contingent liabilities as at December 31, 2012.

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

During the year ended December 31, 2012, there were no material changes to these policies.

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

The following tables summarize our contractual obligations as of December 31, 2012, and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

Payments due by period
Contractual obligations	Total	Less than 1 year	2-3 years	3-5 years	More than 5 years
Long-Term Debt Obligations	$3,051,123	$1,472,403	$1,529,274	$49,446
Capital Lease Obligations	-	-	-	-	-
Operating Lease Obligations	-	-	-	-	-
Purchase Obligations	-	-	-	-	-

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

As required by Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act, our management has carried out an evaluation, with the participation and under the supervision of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2012. Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating and implementing possible controls and procedures. Management conducted its evaluation of disclosure controls and procedures under the supervision of our Chief Executive Officer and our chief financial officer. Based upon, and as of the date of this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2012, our disclosure controls and procedures were not effective due to the material weaknesses and significant deficiencies in our internal control over financial reporting described below.

(b)	Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act. Our management is also required to assess and report on the effectiveness of our internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”).   Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2012.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework.  Based on our evaluation, our principal executive officer and principal financial officer have concluded that as of December 31, 2012, our internal control over financial reporting was not effective due to the identification of the following material weaknesses:

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

(c) Changes in Internal Controls over Financial Reporting

During the year ended December 31, 2012, there was no other change in our internal controls over financial reporting, except as described above, that has materially affected, or that is reasonably likely to materially affect, our internal control over financial reporting.

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

Name	Age	Position	Director Since

Shulin Liu	49	Chief Executive Officer/Director	July 2001

Yang Nan(1)	34	Chief Financial Officer
Zongtai Guo	55	Director and Chief Operating Officer	March 2006

Xiao Feng (2)(3)(4)	54	Director	March 2009

Yulin Liu	53	President and General Manager of Heilongjiang Yanglin Soybean Group Co. Ltd

Shuhua Xia	58	Accounting Supervisor of Heilongjiang Yanglin Soybean Group Co. Ltd

(1) Mr. Yang Nan was appointed as the Chief Financial Officer of the Company on December 26, 2011.

(2) Serves as a member of the Audit Committee.

(3) Serves as a member of the Compensation Committee.

(4) Serves as a member of the Nominating and Corporate Governance Committee.

The following is a summary of the biographical information of our directors and officers:

Shulin Liu, is founder, Chairman and Chief Executive Officer of Yanglin. Mr. Liu is involved in Yanglin’s overall management and is responsible for establishing strategic directions. From 2002 to present, Mr. Liu has been the Chief Executive Officer, Chairman and Director of Yanglin when its name was changed. From 2001 to 2002, he jointly established Jixian County Golden Land Oil Company Limited (predecessor to Yanglin) with Ms. Huanqin Ding and Mr. Shulin Liu and had been the Chief Executive Officer, Chairman and a Director. From 1996-2000, he was manager of Jinxian County Longfu Food & Oil Trade Co. Ltd., Xiwang Feed Company, Jixian County Tianlin Food & Oil Co. Ltd in Jixian County. From 1992 to 1996, Mr. Liu was appointed General Manager of Jixian Construction Material Food and Oil Trading Company. Prior to that, from 1983-1992, Mr. Liu assumed the positions of supervisor at the Shuangyashan Jixian County Land Authority, supervisor of the Minerals Resources Management Station, and manager of Labor Service Company of Land Bureau of Jixian County. From 1980 to 1983, Mr. Liu worked as a government officer in Shuangyashan Jixian County, Fuli Town. Mr. Liu holds a Master degree in Enterprise Management from Heilongjiang University.

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

Board of Directors

Meetings of the Board of Directors and Committees

The Board of Directors held 1 meeting during 2012. The Audit Committee held 1 meeting in 2012. The Compensation Committee held no meetings in 2012. The Nominating and Corporate Governance Committee held no meetings in 2012. Each director is expected to attend meetings of our Board of Directors and meetings of committees of our Board of Directors of which he is a member, and to spend the time necessary to properly discharge his respective duties and responsibilities. No director attended less than 75% of the meetings of any committee of which the director was a member.

Board Committees

The Board has an Audit Committee, a Compensation Committee and a Nominating and Corporate Governance Committee. The Board created the three committees and adopted charters for all of such committees on March 9, 2009. Mr. Feng currently serves as the sole member of the Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee. Mr. Feng is an independent director within the meaning of NASDAQ Listing Rule 5605(a)(2). The Audit Committee currently does not have at least one member, who meets the definition of a “financial expert” under SEC rules and whom the Board determined to be “independent”.

Audit Committee

The Audit Committee is solely comprised of Mr. Xiao Feng. Mr. Xiao Feng, is “independent” as that term is defined by SEC rules and under the NASDAQ listing standards. The Audit Committee is directly responsible for the appointment, retention, compensation and oversight of the work of any registered public accounting firm employed by the Company (including resolution of disagreements between management and the accounting firm regarding financial reporting) for the purpose of preparing or issuing an audit report or related work or performing other audit, review or other services. The Audit Committee has the ultimate authority and responsibility to evaluate and, where appropriate, replace the independent registered public accounting firm. The Audit Committee has the authority to review and approve transactions between the Company and its directors, officers and affiliates.

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

In the performance of this oversight function, the Audit Committee has reviewed and discussed the audited consolidated financial statements for the fiscal year ended December 31, 2012 with management, and has discussed with the independent auditors the matters required to be discussed by Statement of Auditing Standards No. 61, Communication with Audit Committee, as currently in effect. The Audit Committee has received the written disclosures and the letter from the independent auditors required by Independence Standards Board Standard No. 1, Independence Discussions with Audit Committees, as currently in effect, and has discussed with the independent auditors the independent auditors’ independence; and based on the review and discussions referred above, the Audit Committee recommended to the Board of Directors that the audited consolidated financial statements be included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012 for filing with the SEC.

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

Based upon the reports, review and discussions described in this report, and subject to the limitations on the role and responsibilities of the Committee referred to above and in the Charter, the Committee recommended to the Board that the audited consolidated financial statements be included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, be filed with the Securities and Exchange Commission.

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

The following is a summary of the compensation paid by the company to its executive officers for years ended December 31, 2012, 2011, and 2010. No other executive officers received compensation in excess of $100,000 for the years of 2012, 2011, and 2010. We did not engage in any benchmarking of compensation to set the compensation to our executive officers.

Compensation Table

Name & Principal Position	Year	Salary (1)	Bonus	Non-Equity Incentive Plan Compensation	All other Compensation	Total
Shulin Liu	2012	$76,050	0	0	0	$76,050
(President and Chief Executive Officer )	2011	$74,257	0	0	0	$74,257
	2010	$35,405				$35,405

Yang Nan	2012	$28,519	0	0	0	$28,519
	2011	$371	0	0	0	$371
	2010	$0	0	0	0	0

Zongtai Guo	2012	$28,519	0	0	0	$28,519
(Chief Operational Officer )	2011	$27,847	0	0	0	$27,847
	2010	$26,554	0	0	0	$26,554

Yulin Liu	2012	$57,038			0	$57,038
(President and General Manager of	2011	$55,693	0	0	0	$55,693
Heilongjiang Yanglin Soybean Group Co. Ltd.)(2)	2010	$26,554	0	0	0	$26,554

(1)	The relevant exchange rates for the years 2012, 2011, and 2010 are $1 toRMB6.3116, $1 toRMB6.4640, $1 to RMB6.7787.

(2)	Yulin Liu, was appointed as Yanglin’s President and General Manager in March 2007 and is the first cousin of Mr. Shulin Liu.

Material Terms of Employment

We entered into three-year employment contract with our executive officers, Shulin Liu and Zongtai Guo effective September 2007. In addition to their salary compensation, the executive officers are entitled to social insurance benefits according to PRC laws and regulations. We have extended the term of the employment contract with Mr. Shulin Liu and Zongtai Guo until September 2013.

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

In addition, on December 26, 2011, the Company entered into a Salary Offer Letter with Mr. Nan. Under the terms of the Salary Offer Letter, Mr. Nan is entitled to receive a monthly salary of RMB 12,000

Termination of Employment

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

Grants of Plan-Based Awards

The Company currently does not have any award plans. No options were granted to any named executive officers in 2012. Although the Company does not have any stock option plans, it did grant certain stock options to one of its directors pursuant to a contractual arrangement.

Outstanding Equity Awards at Fiscal Year End

The Company currently does not have an equity compensation plan. No options or shares of stock were granted to any named executive officers in 2012.

Option Exercises and Stock Vested

No options were exercised and no shares of stock were vested in 2012.

Pension Benefits

The Company does not have any pension plans for its executive officers.

Nonqualified Deferred Compensation

There was no nonqualified deferred compensation for the Company’s executive officers in 2012.

Potential Payment Upon Termination or Change in Control

The Company currently does not have payment arrangements for its executive officers upon termination or change in control.

Compensation of Directors

The following director compensation disclosure reflects all compensation awarded to, earned by or paid to the directors below for the year ended December 31, 2012.

DIRECTOR COMPENSATION TABLE
Name	Year	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Shulin Liu	2012	76,050	0	0	0	0	0	76,050
Zongtai Guo	2012	28,519	0	0	0	0	0	28,519
Xiao Feng	2012	0	0	0	0	0	0	0

We have no formal or informal arrangements or agreements to compensate our non-independent directors for services they provide as directors.

The non-independent directors for Yanglin are not compensated for their services as directors as of the date of this report.

Item 12. Security Ownership Of Certain Beneficial Owners And Management And Related Shareholders Matters

The following table sets forth certain information with respect to the beneficial ownership of our voting securities following the closing of the Share Exchange Agreement and the Series A Convertible Preferred Stock Purchase Agreement by (i) any person or group owning more than 5% of each class of voting securities, (ii) each director, (iii) our chief executive officer and our top three most highly compensated officers and (iv) all executive officers and directors as a group as of April 8, 2013.

	Amount and Nature of Beneficial Ownership (1)
Name and Address of Beneficial Owner *	Series A Preferred Stock	Common Stock		Percentage of Class (1)
Owners of More than 5% of Class

Sansar Capital Special Opportunity Master Fund, LP (Cayman Master) Walkers SPV Ltd. Walkers House Mary Street 908GT (2) Georgetown, Grand Cayman Cayman Islands	2,367,442			43.73%

Vicis Capital Master Fund 126 East 56th Street, 7th Floor, New York, NY 10019-5373 (3)	2,093,023			38.66%

GB Blobal Private Balanced Fund 115 Church Street Po Box 735 Alpine, NJ07620	465,116			8.59%

Cede & Co. 55 Water Street 1SL New York, NY 10041		5,669,929		23.06%

Winner State Investments Limited No. 99, Fanrong Street, Jixian Town, Heilongjiang, the People’s Republic of China.		18,200,000	(4)(5)	74.03%

Huanqin Ding		9,100,000	(6)	37.01%

Directors and Executive Officers

Shulin Liu		9,100,000	(5)	37.01%

Yang Nan		-0		0%

Zongtai Guo		-0		0%

Xiao Feng		-0-		-0-%

Yulin Liu		-0-		-0-%

Shuhua Xia		-0-		-0-%

All Directors and Executive Officers		9,100,000		37.01%

*Unless otherwise noted, the address for each of the named beneficial owners is: 99 Fanrong Street, Jixian County,

Heilongjiang Province, People’s Republic of China 155900.

(1)	On October 3, 2007, we entered and consummated a Series A Preferred Agreement for the sale of a total of 10,000,000 shares of our newly designated Series A Preferred Shares for the purchase price of $2.15 per share. Each entity’s number of Series A Preferred Shares were determined by dividing the amount of Purchase Price (as defined in the Series A Preferred Agreement) paid by such entity by the $2.15 per share price. Each share of Series A Preferred Stock is convertible into one share of our Common Stock. In determining the percent of preferred stock owned by a person or entity on December 31, 2012, (a) the numerator is the number of shares of the class beneficially owned by such person or entity, and (b) the denominator is the total shares of that class outstanding on December 31, 2012. Unless otherwise stated, each beneficial owner has sole power to vote and dispose of its shares. In addition, in determining the percent of common stock owned by a person or entity on December 31, 2012, (a) the numerator is the number of shares of the class beneficially owned by such person and includes shares which the beneficial owner may acquire within 60 days upon conversion or exercise of a derivative security, and (b) the denominator is the sum of (i) the shares of that class outstanding on April 8, 2013 (24,586,049 shares of Common Stock) and (ii) the total number of shares that the beneficial owner may acquire upon conversion or exercise of a derivative security within such 60 day period. Unless otherwise stated, each beneficial owner has sole power to vote and dispose of the shares.

(2)	Includes 2,367,442 shares of Common Stock issuable upon conversion of 2,367,442 Preferred Shares of the Company.

(3)	Includes 2,093,023 shares of Common Stock issuable upon conversion of 2,093,023 Preferred Shares of the Company.

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

(5)	Winner State (BVI) is jointly owned in equal shares by Mr. Shulin Liu, our Chief Executive Officer and his wife, Ms. Huanqin Ding. Accordingly, shares of Common Stock issued to Winner State (BVI) as a result of the consummation of the Share Exchange Agreement are beneficially attributed to Mr. Shulin Liu and Ms. Huanqin Ding based on their respective shareholder percentage ownership in Winner State (BVI) immediately prior to the Share Exchange. Mr. Shulin Liu was appointed our director and Chief Executive Officer on October 3, 2007.

(6)	Winner State (BVI) is jointly owned in equal shares by Mr. Shulin Liu, our Chief Executive Officer and his wife, Ms. Huanqin Ding. Accordingly, shares of Common Stock issued to Winner State (BVI) as a result of the consummation of the Share Exchange Agreement are beneficially attributed to Mr. Shulin Liu and Ms. Huanqin Ding based on their respective shareholder percentage ownership in Winner State (BVI) immediately prior to the Share Exchange. Ms. Huanqin Ding disclaims beneficial ownership of the share owned by her husband, Mr. Shulin Liu.

As of April 8, 2013, we had outstanding (i) 24,586,049 9shares of Common Stock, (ii) 5,413,953 shares of Series A Preferred Shares, which were issued in a private placement to the Purchasers under the Series A Preferred Agreement.

The following warrants expired on October 3, 2012,:(i) Series A Warrants to purchase an aggregate of 10,000,000 shares of Common Stock at $2.75 per share, (ii) Series B Warrants to purchase an aggregate of 5,000,000 shares of Common Stock at $3.50 per share, (iii) Series E Warrants to purchase 1,000,000 shares of Common Stock at $2.58 per share and (iv) Series F Warrants to purchase 500,000 shares of Common Stock at $3.01 per share.

Item 13. Certain Relationships and Related Transactions

We have loans between Mr. Shulin Liu, our Chief Executive Officer and certain employees and officers of us. Mr. Shulin Liu gifted 12 houses to these employees and officers for their long-term services, and these employees and officers personally obtained mortgage loans from the Industrial and Commercial Bank of The PRC, using these houses as collateral. The employees simultaneously loaned the proceeds to us. These employees and officers have been making principal and interest payments on the loans directly to the bank and we will reimburse them for the full amount at a later date. These loans were obtained and used by us for working capital. All of the installments due during 2012 were paid on their due dates. The loans will be due in October, 2016. The outstanding loans balances as at December 31, 2012 and 2011 were $197,875 and $237,328, respectively. Interest expense for the years ended December 31, 2012 and 2011 were $19,938 and $21,374, respectively.

Item 14. Principal Accounting Fees And Services

On October 5, 2010, we appointed Albert Wong & Co. as our independent registered public accountant.

All of the services described below were approved by our board prior to performance. Our board has determined that the payments made to its independent accountant for these services are compatible with maintaining such auditor's independence.

Audit Fees. Please see the following table for the details of audit fees.

Firm	For the year ended December 31, 2012	For the year ended December 31, 2011
Albert Wong & Co.	$76,000	$86,000

Audit-Related Fees. There were no fees for assurance and related services by Albert Wong & Co. for years 2011 or 2012.

Tax Fees. Please see the following table for the details of fees for services for the income tax returns in US.

Firm	For the year ended December 31, 2012	For the year ended December 31, 2011
Albert Wong & Co.	-	$5,000

All Other Fees. There was no other fees for either audit-related or non-audit services billed by Albert Wong & Co, Inc. for years 2012 or 2011.

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

B.Soc., Sc., ACA., LL.B., C.P.A.(Practising)

To: The board of directors and stockholders of

Yanglin Soybean Inc. (“the Company”)

Report of Independent Registered Public Accounting Firm

We have audited the accompanying consolidated balance sheets of Yanglin Soybean Inc. and subsidiaries as of December 31, 2012 and 2011 and the related consolidated statements of income, stockholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

We were not engaged to examine management’s assertion about the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012 included in the Company’s Item 9A “Controls and Procedures” in the Annual Report on Form 10-K and, accordingly, we do not express an opinion thereon.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Yanglin Soybean Inc. as of December 31, 2012 and 2011 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

Hong Kong, China	Albert Wong & Co.
April 15, 2013	Certified Public Accountants

YANGLIN SOYBEAN INC.

CONSOLIDATED BALANCE SHEETS

AS AT DECEMBER 31, 2012 AND 2011

(Stated in US Dollars)

	2012	2011
ASSETS
Current assets
Cash	$697,547	$16,882,123
Cash-restricted	247,961	247,961
Trade receivables, net	348,745	2,883,097
Inventories	914,735	5,023,011
Advances to suppliers	124,750	7,825,968
Prepaid VAT and other taxes	10,911,273	9,863,838
Other receivables and prepaid expenses	11,418	56,963
Compensation receivable	1,292,720	-
Total current assets	14,549,149	42,782,961

Property, plant and equipment, net	5,161,024	19,675,794
Intangible assets, net	2,805,676	4,285,356

TOTAL ASSETS	$22,515,849	$66,744,111

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Short-term bank loans	$1,110,706	$22,017,771
Loans from related parties – current	45,779	42,187
Accounts payable	10,242	11,203
Other payables	39	37
Customers deposits	1,349,223	1,073,348
Accrued liabilities	499,987	570,197
Current maturities of long-term debt	1,426,624	1,415,428
Warrant liability	-	1,850,000
Total current liabilities	4,442,600	26,980,171
Long-term liabilities
Long-term bank loan	1,426,624	2,830,856
Loan from related parties – non-current	152,096	195,141
TOTAL LIABILITIES	6,021,320	30,006,168

STOCKHOLDERS' EQUITY
Convertible preferred stock:
Series A $0.001 par value, 50,000,000 shares authorized; 8,424,883 and 9,134,883 shares issued and outstanding as of December 31, 2012 and 2011, respectively	8,425	9,135
Series B $0.001 par value, 10,000,000 shares authorized; no shares issued and outstanding
Common stock:
$0.001 par value, 100,000,000 shares authorized; 21,575,119 and 20,865,119 shares issued and outstanding as of December 31, 2012 and 2011, respectively	21,575	20,865
Additional paid-in capital	27,932,842	27,932,842
Statutory reserves	5,628,636	5,628,636
Retained earnings (accumulated deficit)	(28,267,978)	(7,723,645
Accumulated other comprehensive income	11,171,029	10,870,110

Total stockholders’ equity	16,494,529	36,737,943

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$22,515,849	$66,744,111

The accompanying notes are an integral part of these consolidated financial statements

YANGLIN SOYBEAN INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

FOR THE YEARS ENDED DECEMBER 31, 2012, AND 2011

(Stated in US Dollars)

	2012	2011
Net sales	$56,630,224	$57,556,051
Cost of sales	(59,921,936)	(59,680,096)
Gross (loss)	(3,291,712)	(2,124,045)

Operating Expenses
Selling expenses	(220,811)	(256,921)
General and administrative expenses	(2,222,372)	(2,337,813)
Impairment loss of long-lived assets	(5,158,572)	-
Total operating expenses	(7,601,755)	(2,594,734)

(Loss) from operations	(10,893,467)	(4,718,779)

Interest expenses	(1,523,446)	(1,315,331)
Interest income	31,285	80,460
Other income	4,862	3,781
Changes in fair value of warrants	1,850,000	(800,000)

Income(Loss) before income taxes	(10,530,766)	(6,749,869)

Income tax	-	-

Net (loss) income from continuing operations	(10,530,766)	(6,749,869)

Discontinued operations
Loss from operation	(6,968,133)	(8,213,842)
Loss on disposal of property, plant and equipment	(3,045,434)	-
Net (loss) from discontinued operations	(10,013,567)	(8,213,842)

Net income (loss) for the year	(20,544,333)	(14,963,711)

Foreign currency translation adjustment	300,919	1,785,197

Comprehensive income	$(20,243,414)	$(13,178,514)

(Loss) Earnings per share
Basic:
From continuing operations	$(0.50)	$(0.33)
From discontinued operations	(0.48)	(0.40)
	$(0.98)	$(0.73)
Diluted:
From continuing operations	$(0.50)	$(0.33)
From discontinued operations	(0.48)	(0.40)
	$(0.98)	$(0.73)

Weighted average shares outstanding
Basic	20,927,366	20,481,557
Diluted	20,927,366	20,481,557

The accompanying notes are an integral part of these consolidated financial statements

YANGLIN SOYBEAN INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2012, AND 2011

(Stated in US Dollars)

	Preferred stock						(Accumulated	Accumulated
	Series A		Common stock		Additional		deficit)	other
	Number of shares	Amount	Number of shares	Amount	paid-in capital	Statutory reserves	retained earnings	comprehensive income	Total

Balance, January 1, 2011	9,534,883	$9,535	20,465,119	$20,465	$27,923,362	$5,628,636	$7,240,066	$9,084,913	$49,906,977
Net income							(14,963,711)		(14,963,711)
		(400)		400
Share-based compensation expense					9,480				9,480

Foreign currency translation adjustment								1,785,197	1,785,197
Balance, December 31, 2011	9,134,883	$9,135	20,865,119	$20,865	$27,932,842	$5,628,636	$(7,723,645)	$10,870,110	$36,737,943
Net income							(20,544,333)		(20,544,333)
Share-based compensation expense

Conversion of preferred stock	(710,000)	(710)	710,000	710
Foreign currency translation adjustment								300,919	300,919
Balance, December 31, 2012	8,424,883	8,425	21,575,119	21,575	27,932,842	5,628,636	(28,267,978)	11,171,029	16,494,529

The accompanying notes are an integral part of these consolidated financial statements

YANGLIN SOYBEAN INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2012, AND 2011

(Stated in US Dollars)

	For The Years Ended
	December 31
	2012		2011
Cash flows from operating activities
Net income		$(20,544,333)	$(14,963,711)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation		2,118,972	2,966,880
Amortization		220,750	227,724
Share-based compensation expense		-	9,480
Bad debt recovery		(12,230)	14,631
Impairment loss of long-lived assets		9,499,022	3,722,631
Loss on disposal of property, plant and equipment		3,045,434	-
Change in fair value of warrants		(1,850,000)	800,000
Compensation receivable		(1,292,106)	-
Disposal of land use right		1,292,106

Changes in operating assets and liabilities:
Trade receivable		2,568,785	(2,850,295)
Inventories		4,146,036	5,846,511
Advances to suppliers		7,759,430	1,597,109
Prepaid VAT and other taxes		(968,952)	(1,443,223)
Other receivables		45,360	38,032
Accounts payable		(1,049)	(38,607)
Other payables		0	-
Customers deposits		267,258	(49,235)
Accrued liabilities		(74,103)	(49,051)

Net cash used in operating activities		6,220,381	(4,171,124)

Cash flows from investing activities
Purchase of property, plant and equipment		0	(37,707)

Net cash used in investing activities		0	(37,707)

Cash flows from financing activities
Proceeds from bank loans		3,328,316	21,658,416
Principal payments for short-term bank loans		(25,825,464)	(25,371,287)
Principal payments for loans from related parties		(41,310)	(85,803)
Net cash flows provided by(used in) financing activities		(22,538,458)	(3,798,675)

Net (decrease) increase in cash		(16,318,078)	(8,007,506)
Effect of foreign currency translation on cash		133,501	824,547
Cash- beginning of year		16,882,123	24,065,082
Cash- end of year		$697,547	$16,882,123

Supplementary cash flow information:
Interest paid		$1,523,446	$1,315,331

Supplemental disclosure of non-cash investing activities:
Reclassify impaired assets from fixed assets to assets held for sale	$		$-

The accompanying notes are an integral part of these consolidated financial statements

YANGLIN SOYBEAN INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

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

FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

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

FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

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

FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

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

FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

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

FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

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

For the year ended December 31, 2012 and 2011, the Group recognized $9,499,022 and $3,722,632 impairment loss on certain manufacturing facilities.

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

FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

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

The exchange rates used to translate amounts in RMB into USD for the purposes of preparing the consolidated financial statements were as follows:

	2012	2011
Year end RMB : USD exchange rate	6.3086	6.3585
Average yearly RMB : USD exchange rate	6.3116	6.4640

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

Cost of sales consists primarily of direct material costs, direct labor cost, and applicable overhead costs attributable to the production of products.  Permanent write-down of inventory to the lower of cost or market value is also reflected in the cost of revenues. For the year ended December 31, 2012 and 2011, there were no written-down of inventories.

YANGLIN SOYBEAN INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

(Stated in US Dollars)

2.	GENERAL (Continued)

(n)	Advertising

The Group expenses all advertising expenses as incurred. There is no advertising expenses happened in 2012 and 2011.

(o)	Shipping and handling

All shipping and handling costs are expensed as incurred and included in selling expense.  Total shipping and handling expenses were $44,212 and $61,837 for the year ended December 31, 2012 and 2011, respectively.

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

Full time employees in PRC entities participate in a government mandated multi-employer defined contribution plan pursuant to which certain pension benefits, medical care, unemployment insurance, employee housing fund and other welfare benefits are provided to employees. The PRC labor regulations require the Group to accrue for these benefits based on certain percentages of the employees' salaries. Management believes full time employees who have passed the probation period are entitled to such benefits.  The total provisions for employee pension were $226,730 and $189,088 for the years ended December 31, 2012 and 2011, respectively.

YANGLIN SOYBEAN INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

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

FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

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

The Company established a statutory surplus reserve as well as a statutory public welfare fund and commenced to appropriate 10% and 5%, respectively, of the PRC net income after taxation to these reserves. The amounts included in the statutory reserves consisted of surplus reserve of $3,752,424 and common welfare fund of $1,876,212 as of December 31, 2012 and 2011.

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

FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

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

As such, effective January 1, 2009, the Company reclassified the fair value of these warrants from equity to liability, as if these warrants were treated as a derivative liability since their issuance in October 2007. On January 1, 2009 the Company recorded as a cumulative effect adjustment by decreasing additional paid-in capital amounting to $15,003,941 and decreasing beginning retained earnings by the amount of $72,047,158 and recording $87,051,099 as a warrant liability to recognize the fair value of such warrants on January 1, 2009. The fair value of the warrants was $0 and $1,850,000 on December 31, 2012 and 2011 respectively. The Company recognized $1,850,000 as income and $800,000 as loss from the expiration of Warrant Liability for the year ended December 31, 2012 and from the change in fair value of warrants for the year ended December 31, 2011 respectively.

The Company determined the fair values of these securities using a modified lattice valuation model.

YANGLIN SOYBEAN INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

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

FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

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

FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

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

The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties.  As of December 31, 2012, the carrying amounts of financial assets and liabilities, such as cash and cash equivalents, accounts receivable, other receivables, short-term bank loans, accounts payable, and other payables, approximate their fair values because of the short maturity of these instruments and market rates of interest available to the Group.

YANGLIN SOYBEAN INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

(Stated in US Dollars)

4.	CREDIT RISK AND CUSTOMERS AND SUPPLIERS CONCENTRATIONS

Financial instruments which potentially expose the Group to concentrations of credit risk, is cash and accounts receivable as of December 31, 2012 and 2011. The Group performs ongoing evaluations of its cash position and credit evaluations of customers to ensure sound collections and minimize credit losses exposure.

CASH- U.S. ACCOUNTS– (RESTRICTED)

As of December 31, 2012 and 2011, for both, the Group’s restricted cash of $247,961 was kept in bank account in the U.S. Cash accounts at financial institutions in the U.S. may exceed the federal depository insurance coverage limits. In October 2008, the FDIC increased its insurance from $100,000 per depositor to $250,000 and to an unlimited amount for non-interest bearing accounts. The coverage increase, which is temporary, extends through December 31, 2013 and June 30, 2010, respectively. All of the cash held in the U.S. is fully insured. Lastly, there is no unrestricted cash in U.S. accounts.

CASH- PRC ACCOUNTS– (RESTRICTED AND UN-RESTRICTED)

As of December 31, 2012 and 2011, respectively, the Group’s cash was with banks in the PRC where there is currently no rule or regulation mandated on obligatory insurance of bank accounts.

SALES AND VENDOR CONCENTRATIONS

For the years ended December 31, 2012 and 2011, respectively, all of the Group’s sales were generated within the PRC. In addition, all accounts receivable as of December 31, 2012 and 2011, are from entities within the PRC.

For the years ended December 31, 2012and 2011, no customer accounted for 10% or more of the Group’s revenue.

For the years ended December 31, 2012 and 2011,, no vendor accounted for 10% or more of the Group’s purchases.

YANGLIN SOYBEAN INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

(Stated in US Dollars)

5.	DISCONTINUED OPERATION

On June 27, 2012 the company received a written notice from the Jixian County People’s Government (the “Jixian Government”). Pursuant to the Notice, the Jixian Government notified the Company that it had determined that the Company would be required to move its Factory No. 3 from its current location by September 30, 2012. As a result the Company ceased production at its Factory No. 3 at the end of July 2012.

During the year ended December 31, 2012, the Factory 3 was dismantled required by government, the building of Factory 3 were all written off and the machineries and equipment of Factory 3 were all impaired. There was $4,340,450 impairment charge on the machineries and equipment of Factory 3. The net book value of Factory 3 building $3,045,434 was written off for the buildings were dismantled.

During the year ended December 31, 2011, the Group reviewed the powder oil production line in facility No.3, which has not been used for the past years as the product made by this line was technically imperfect as a result which has been identified as idle production impaired and reclassified to assets held for sale in the third quarter of 2009. The review found that these assets had been further impaired, by measuring the fair value using the fair value hierarchy using primary level 2 inputs in a market approach utilizing quoted market price for similar building and equipment adjusted for the condition and location of the assets.

There was $3,722,632 impairment charges on the idle production line as stated above recorded during the year ended December 31, 2011. As a result, these assets have been fully impaired and their net book value has been fully written off.

Compensation receivable represents the value of the land use right expected to be transferred from the local government as compensation for the removal of Factory No. 3.

(i)	Summary of balance sheet

ASSETS	December 31,2012	December 31,2011
Property, plant and equipment, net	$-	$9,591,206
Intangible assets, net	-	1,299,908
Compensation receivable	1,292,720	-

TOTAL ASSETS	$1,292,720	$10,891,114

NET ASSETS	$1,292,720	$10,891,114

(ii)	Summary of income statement

	Year ended December 31 2012	Year ended December 31 2011
Discontinued operations
Loss from operation of Factory No. 3
Sales	49,849,990	81,473,765
Costs of sales	(52,477,673)	(85,964,975)
Gross loss	(2,627,683)	(4,491,210)
Impairment of Factory No. 3	(4,340,450)	(3,722,632)
Net operating results of Factory No. 3	(6,968,133)	(8,213,842)

Loss on disposal of Factory No. 3	(3,045,434)	-
Total loss for the year	(10,013,567)	(8,213,842)

YANGLIN SOYBEAN INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

(Stated in US Dollars)

6.	CASH-RESTRICTED

Cash-restricted consists of the following at December 31:

	2012	2011

Bank deposits held in trust account – U.S.	$247,961	$247,961
	$247,961	$247,961

Cash-restricted represents $247,961 for both of December 31, 2012 and 2011, maintained in a trust account in the United States for the purpose of payment for investor and public relations costs.

7.	TRADE RECEIVABLES, NET

Details of trade receivables consist of the following at December 31:

	2012	2011

Trade receivables, gross	$350,861	$2,897,945
Allowance for doubtful accounts	(2,116)	(14,848)
Net balance at end of year	$348,745	$2,883,097

An analysis of the allowance for doubtful accounts for the years ended December 31, 2012 and 2011 is as follows:

	2012	2011

Balance at beginning of year	$14,848	$345
(Reduction) / Addition of bad debt expense	(12,732)	14,503
Foreign exchange adjustment	-	-
Balance at end of year	$2,116	$14,848

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

YANGLIN SOYBEAN INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

(Stated in US Dollars)

8.	INVENTORIES

Inventories consist of the following at December 31:

	2012	2011
Finished goods	$597,291	$1,429,425
Raw materials	317,444	3,593,586
Balance at end of year	$914,735	$5,023,011

9.	OTHER RECEIVABLES AND PREPAID EXPENSES

Details of other receivables and prepaid expenses consist of the following at December 31:

	2012	2011

Advances for materials	$3,360	$3,334
Prepayment for customers’ transportation costs	1,817	45,391
Advances for travel	625	3,959
Prepaid service fee		0
Other	5,726	4,614
Allowance for doubtful accounts	(110)	(335)
Balance at end of year	$11,418	$56,963

10.	PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment consist of the following at December 31:

	2012	2011

Building	$5,147,160	$9,859,374
Machinery and equipment	27,887,091	27,668,240
Office equipment	115,636	114,728
Motor vehicles	1,456,799	1,445,366
	34,606,686	39,087,708
Less: accumulated depreciation	(16,999,3330)	(15,627,5166)
Less: fixed assets impairment	(12,446,329)	(3,784,398)
	5,161,024	19,675,794
Construction in progress	0	0
Balance at end of year	$5,161,024	$19,675,794

YANGLIN SOYBEAN INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

(Stated in US Dollars)

10.	PROPERTY, PLANT AND EQUIPMENT, NET (Continued)

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

Temporarily Idle Assets

Included in the above balances of property, plant and equipment are assets deemed as temporarily idle by the management comprising of the following at December 31:

	2012	2011

Buildings	$0	$949,232
Machinery and equipment	0	4,120,468
	0	5,069,700
Less: accumulated depreciation	0	(1,285,302)
Less: allowance for impairment	0	(3,784,398)
Net book value	0	0

Depreciation expense is included in the consolidated statement of operations and comprehensive income as follows:

	2012	2011

Cost of sales	$1,498,284	$2,153,654
General and administrative expenses	620,688	837,540
Total depreciation expenses	$2,118,972	$2,991,194

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

Up to the date of issuance of audit report, the Factory 1 and Factory 2 have not started to produce soybean. According to the Board of Director’s resolution, the production would commence in May or June if condition is permitted. So impairment $5,158,572 of all fixed assets in Factory 1 and Factory 2 was charged based on one half of net book value of the assets.

.YANGLIN SOYBEAN INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

(Stated in US Dollars)

11.	INTANGIBLE ASSETS, NET

Intangible assets consist of the following at December 31:

	2012	2011

Land use rights, at cost	$2,852,692	$4,306,011
Railway use rights, at cost	1,299,813	1,289,612
Less: accumulated amortization	(1,346,829)	(1,310,267)
Balance at end of year	$2,805,676	$4,285,356

During the year ended December 31, 2012 the land use rights in factory No.3 with the net book value of $ 1,292,720 was collected by the local government, the compensation for the collection above is still in the negotiation with the government.

There were no other additions or disposals during the year ended December 31, 2012.

Amortization expenses are included in the consolidated statement of operations and comprehensive income as follows:

	2012	2011

Cost of sales	$0	$0-
Selling expenses	141,518	138,182
General and administrative expenses	82,142	89,542
Total amortization expense	$223,660	$227,724

The estimated aggregate amortization expenses for intangible assets for the five succeeding years are as follows:

December 31,
2013	206,199
2014	206,199
2015	206,199
2016	206,199
2017	206,199
Thereafter	1,774,679
Total	2,805,676

YANGLIN SOYBEAN INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

(Stated in US Dollars)

12.	SHORT-TERM BANK LOANS

A)	Short-term bank loans consist of the following at December 31:

	2012	2011	Collateral

Loans from Agricultural Development Bank of China, interest rates at 6.56% per annum, due July 23, 2012	0	7,863,489

Loans from Agricultural Development Bank of China, interest rates at 6.56% per annum, due August 10, 2012	0	6,290,792

Loans from Agricultural Development Bank of China, interest rates at 6.56% per annum, due September 06, 2012	0	3,145,396

Loans from Agricultural Development Bank of China, interest rates at 6.56% per annum, due September 14, 2012	0	3,145,396

Loans from Agricultural Development Bank of China, interest rates at 6.56% per annum, due October 12, 2012	0	1,572,698	Machinery and equipment owned by Yanglin

Loans from Agricultural Development Bank of China, interest rates at 6.56% per annum, due January 16, 2013	1,110,706

Balance at end of period	$1,110,706	$22,017,771

These loans were obtained and used by Yanglin for working capital. Interest expense for the years ended December 31, 2012 and 2011 were $1,247,522 and $980,669 respectively.

B)	Credit lines

The Group had a credit line facility up to $25.04 million (equivalent to RMB 159 million) with Agricultural Development Bank of China in 2012 .The Yanglin has submitted application to ADBC for the credit line of 2013 which is reviewed by the bank on the yearly basis.

YANGLIN SOYBEAN INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

(Stated in US Dollars)

13.	OTHER PAYABLES

Other payables consist of the following at December 31:

	2012	2011

Others	39	37
Balance at end of year	$39	$37

14.	LONG-TERM BANK LOAN

Long-term bank loans consist of the following at December 31:

	2012	2011	Collateral

Loans from Agricultural Development Bank of China, interest rates at 5.76% per annum, due August 26, 2014	$2,853,248	$4,246,284	Building, machinery and equipment and land use right
Current maturities of long-term debt	(1,426,624)	(1,415,428)
Balance at the end of period	$1,426,624	$2,830,856

These loans were obtained and used by Yanglin for upgrading its products and expanding storage facilities. Interest expense for the year ended December 31, 2012 and 2011 was $255,986 and $311,881, respectively. As December 31, 2012, the value of these pledged buildings, machineries and equipments and land use right was written off as the land use right of Factory 3 was resumed by government and the buildings were dismantled and machineries and equipments were written off for ceased production in July of 2012.

The future principal payments under the bank loans are as follows:

For the twelve months ended December 31,
2013	1,426,624
2014	1,426,624

Total	2,853,248

YANGLIN SOYBEAN INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

(Stated in US Dollars)

15.	RELATED PARTIES TRANSACTIONS

A)	Loans from related parties consist of the following at December 31:

	2012	2011

Loans from certain employees, interest rates at 7.722% and 9.405% per annum respectively, with various installments, due October 28, 2016	$197,875	$237,328

Current portion due within one year	(45,779)	(42,187)
	$152,096	$195,141

These loans were obtained and used by Yanglin for working capital. All of the installments due during 2012 were paid on their due dates.  Interest expense for the years ended December 31, 2012 and 2011 were $19,938 and $21,374 , respectively.

These loans are between Yanglin, Mr., Shulin Liu, the CEO of Yanglin, and certain employees and officers of Yanglin. Mr. Shulin Liu gifted 12 houses to these employees and officers for their long-term services, and these employees and officers personally obtained mortgage loans from the Industrial and Commercial Bank of The PRC, using these houses as collateral.  The employees simultaneously loaned the proceeds to Yanglin to be used as working capital. These employees and officers have been making principal and interest payments on the loans directly to the bank and Yanglin will reimburse them for the full amount at a later date.

The future principal payments under the bank loans are as follows:

For the year ended December 31,
2013	45,779
2014	49,381
2015	53,269
2016	48,481
Thereafter	965
Total	$197,875

YANGLIN SOYBEAN INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

(Stated in US Dollars)

15.	RELATED PARTIES TRANSACTIONS (Continued)

B)	Heilongjiang Yanglin Group Seed Co. Ltd.

Heilongjiang Yanglin Group Seed Co. Ltd. “Yanglin Seed Co.”, which is wholly owned and managed by Mr. Shulin Liu, our chief executive officer, is an affiliate of the Company. Yanglin Seeds Co. supplies the farmers with “Yanglin” brand soybean seeds which provide higher oil yield. Pursuant to annual intentional supply agreements with the Company, the farmers sell the harvested soybeans to Yanglin. Yanglin Seeds Co. extends favorable commercial terms to these farmers, such as competitive price, for them to purchase “Yanglin” soybean seeds. Meanwhile, Yanglin offers cash-upon-delivery payment terms to the farmers for purchases of the harvested soybeans grown from “Yanglin” soybean seeds. These arrangements ensure that we maintain good relations with our suppliers, enjoy a stable supply of soybeans that meet our high quality standards. There was no related party transaction or commitment between Yanglin Seed Co. and the Group in 2012 and 2011.

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

FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

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

	Number of warrants
Series of warrant	12/31/2012	12/31/2011	Exercise price	Contractual term	Expiration Date
Series A	0	10,000,000	$2.75	5 years	October 2, 2012
Series B	0	5,000,000	$3.50	5 years	October 2, 2012
Series J	0	0	$2.37	1.5 years	April 3, 2009
Series C	0	0	$3.03	5 years	April 3, 2009
Series D	0	0	$3.85	5 years	April 3, 2009
Series E	0	1,000,000	$2.58	5 years	October 2, 2012
Series F	0	500,000	$3.01	5 years	October 2, 2012
Total	0	16,500,000

On April 3, 2009, the series J, C and D warrants expired unexercised.

On October 2, 2012, the series A,B,E and F warrants expired unexercised.

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

FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

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

Each share of Series A Convertible Preferred Shares is convertible into one share of Common Stock, subject to standard adjustment provisions as set forth in the Certificate of Designations for our Series A Convertible Preferred Shares,

During the year ended December 31, 2012 710,000 shares of Series A Convertible Preferred Stock were converted into 710,000 shares of common stock. During the year ended December 31, 2011, 400,000 shares of Series A Convertible Preferred Stock were converted into 400,000 shares of common stock.

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

FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

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

FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

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

As such, effective January 1, 2009, the Company reclassified the fair value of these warrants from equity to liability, as if these warrants were treated as a derivative liability since their issuance in October 2007. On January 1, 2009, the Company recorded as a cumulative effect adjustment by decreasing additional paid-in capital amounting to $15,003,941 and decreasing beginning retained earnings amounting to $72,047,158 and recording $87,051,099 as a warrant liability to recognize the fair value of such warrants on January 1, 2009. The fair value of the warrants was $0 and $1,850,000 on December 31, 2012 and 2011 respectively. The Company recognized $1,850,000 as income from the expiration of warrants liability and $800,000 as loss from the change in fair value of warrants for the year ended December 31, 2012 and 2011.

YANGLIN SOYBEAN INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

(Stated in US Dollars)

16.	CONVERTIBLE PREFERRED STOCK AND WARRANTS (Continued)

SERIES B

Series B Convertible Preferred Stock has par value of $0.001 per share and each share of the Series B Convertible Preferred Shares is convertible into one share of the Common Stock, subject to standard adjustment provisions in the Certificate of Designations for Series B Convertible Preferred Shares.

After the expiration of the Series J Warrants on April 3, 2009, all of the unissued Series B convertible Preferred Shares were cancelled and reverted to the status of authorized but unissued preferred stock, undesignated as to series and subject to reissuance as shares of preferred stock of any one or more series as permitted by the Articles of Incorporation. There were no issued and outstanding shares of Series B Convertible Preferred Shares as of December 31, 2012 and 2011.

The following table summarizes warrant activity for the years ended December 31, 2012 and 2011:

	Warrants	Weighted-average exercise price	Aggregate Intrinsic Value

Outstanding at December 31, 2011	16,500,000	$2.97	$-
Issued	-	-	-
Exercised	-	-	-
Expired	16,500,000	2.97	-
Outstanding at December 31, 2012	-	$-	$-

YANGLIN SOYBEAN INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

(Stated in US Dollars)

17.	STOCK OPTIONS

At the time the Company appointed Mr. Michael Marks as an independent director, the Company agreed to grant Mr. Marks, as part of his compensation, 20,000 stock options annually. The stock options will be granted at the end of each quarter with the exercise price being the stock price at the last trading day of the quarter. During the year ended December 31, 2012, the Company granted an aggregate of 15,000 options to an independent director in connection with his service in 2011 as he has resigned his position in October 2011. The options have exercise price ranges from $0.30-$3.10 per share and are fully vested on the date of grant.

The Company valued the stock options by the Black Scholes model with the following assumptions:

Number of Options Issued	Expected Term	Expected Volatility	Dividend Yield	Risk Free Interest Rate	Grant Date Fair Value

5,000	5	105%	0%	2.54%	$11,292
5,000	5	105%	0%	2.31%	$11,646
5,000	5	105%	0%	2.69%	$11,117
5,000	5	105%	0%	2.55%	$10,126
5,000	5	105%	0%	1.79%	$8,603
5,000	5	105%	0%	1.27%	$3,761
5,000	5	105%	0%	2.01%	$1,123
5,000	5	105%	0%	2.24%	$3,567
5,000	5	105%	0%	1.76%	$1,309
5,000	5	105%	0%	0.96%	$4,605
50,000					$67,149

The following is a summary of the option activity:

	Options	Weighted-average exercise price	Aggregate Intrinsic Value

Outstanding at December 31, 2011	50,000	$1.79	$-
Issued			-
Exercised	-	-	-
Expired	-	-	-
Outstanding at December 31, 2012	50,000	$1.79	$-

YANGLIN SOYBEAN INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

(Stated in US Dollars)

17.	STOCK OPTIONS (Continued)

Following is a summary of the status of options outstanding at December 31, 2012:

	Options outstanding			Options exercisable
Range of exercise prices	Number outstanding	Weighted average remaining contractual life (years)	Weighted average exercise price	Number exercisable	Weighted average exercise price

$0.30-$3.10	50,000	2.63	$1.79	50,000	$1.79

For the year ended December 31, 2012 and 2011, the Company recognized $0 and $9,480 as compensation expense for the stock options granted to the independent director, respectively.

18.	EARNINGS PER SHARE

The calculation of the basic and diluted earnings per share attributable to the common stock holders is based on the following data:

	2012	2011
Numerator
(Loss)Earnings:
(Loss)Earnings for the purpose of basic earnings per share	$(20,544,333)	$(14,963,711)
Effect of dilutive potential common stock	-
(Loss)Earnings for the purpose of dilutive earnings per share	$(20,544,333)	$(14,963,711)

Denominator
Number of shares:
Weighted average number of common stock for the purpose of basic earnings per share	20,927,366	20,481,557
Effect of dilutive potential common stock - conversion of convertible preferred stock	8,424,883	9,134,883
Effect of dilutive potential common stock - conversion of warrants	0	4,397
Anti-dilutive effect of preferred stock and warrants	(8,424,883)	(9,139,280)
Weighted average number of common stock for the purpose of dilutive earnings per share	20,927,366	20,481,557

YANGLIN SOYBEAN INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

(Stated in US Dollars)

19.	INCOME TAXES

(a)	Corporate Income Tax (“CIT”)

The Company has not recorded a provision for U.S. federal income tax for the year ended December 31, 2012 due to the cumulative net operating loss in the United States.

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

In accordance with the New CIT Law, enterprises established under the laws of foreign countries or regions and whose “place of effective management” is located within the PRC territory are considered PRC resident enterprises and subject to the PRC income tax at the rate of 25% on worldwide income. The definition of “place of effective management” refers to an establishment that exercises, in substance, overall management and control over the production and business, personnel, accounting, properties, etc. of an enterprise. As of December 31, 2012, no detailed interpretation of guidance has been issued to define “place of effective management”.  Furthermore, as of December 31, 2012, the administrative practice associated with interpreting and applying the concept of “place of effective management” is unclear. If the Company’s non-PRC incorporated entities are deemed PRC tax residents, such entities would be subject to PRC tax under the New CIT Law. The Company has analyzed the applicability of this law, as of December 31, 2012, and the Company has not accrued for PRC tax on such basis. The Company will continue to monitor changes in the interpretation or guidance of this law.

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

YANGLIN SOYBEAN INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

(Stated in US Dollars)

19.  INCOME TAXES (Continued)

Income before income taxes:

	2012	2011

Non-PRC	$1,646,085	$(95,480)
PRC	(22,190,417)	(10,349,455)
Total	$(20,544,333)	$(10,444,935)

There is no income tax expense for the years ended December 31, 2012 and 2011.

A reconciliation between the income tax expense computed at the U.S. statutory rate and the Group’s provision for income tax is as follows:

	2012	2011

U.S. statutory rate	34%	34%
PRC Enterprise Income Tax	(25)%	(25)%
Permanent differences	(34)%	(34)%
Change in valuation allowance	25%	25%
Tax exemption in PRC	-	-
Provision for income tax	-	-

The tax effects of temporary differences and loss carry forwards that give rise to significant portions of deferred tax assets at December 31, 2012 and 2011 were as follows:

	2012	2011

Deferred tax assets
Fixed assets	$1,168,946	$1,160,907
Intangible assets	33,845	33,940
Assets held for sale	313,064	310,607
Net operating loss	13,916,945	10,894,207
Other	22,921	25,187
Gross deferred tax assets	15,455,720	12,424,848
Valuation allowance	(15,455,720)	(12,424,848)
Total deferred tax assets	$0-	$0-

YANGLIN SOYBEAN INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

(Stated in US Dollars)

19.	INCOME TAXES (Continued)

As of December 31, 2012, the Company intends to permanently reinvest the undistributed earnings from its foreign subsidiaries to fund future operations. The amount of unrecognized deferred tax liabilities for temporary differences related to investments in foreign subsidiaries is not determined because such a determination is not practicable.

In assessing the realizability of deferred tax assets, the Company has considered whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company records a valuation allowance to reduce deferred tax assets to a net amount that management believes is more-likely-than-not realizable based on the weight of all available evidence. As of December 31, 2012, the Company recorded a full valuation allowance against the deferred tax assets. The valuation allowance recognized was $3,030,872 during 2011.

The Group has open tax years from year 2006 to 2009 with the U.S. and the PRC taxing authorities.  As of December 31, 2012, the Group had net operating tax losses carried forward of $ $64,651,131, which includes $ 22,302 and $64,628,829 in the US and PRC, respectively. Those losses carried forward in the US will expire between years 2013 and 2030. Those losses carried forward in the PRC will expire between years 2013 and 2017.

(b)	Uncertain Tax Provision

For the year ended December 31, 2012, there is no unrecognized tax benefit. Management does not anticipate any potential future adjustments in the next twelve months which would result in a material change to its financial tax position.  As of December 31, 2012 and 2011, the Group did not accrue any interest and penalties.

20.	VARIABLE INTEREST ENTITY

The Company, as a primary beneficiary of Yanglin, consolidates Yanglin, as a Variable Interest Entity (“VIE”), of which we are the primary beneficiary. The liabilities recognized as a result of consolidating a VIE do not represent additional claims on our general assets; rather, they represent claims against the specific assets of the consolidated VIE. Conversely, assets recognized as a result of consolidating a VIE do not represent additional assets that could be used to satisfy claims against our general assets. Reflected in the December 31, 2012 and 2011 balance sheets are consolidated VIE assets of $66.1 and $81.6 million, respectively, which are comprised mainly of cash, inventory and property and equipment. VIE liabilities mainly consist of short term bank loans and payables for working capital.

YANGLIN SOYBEAN INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

(Stated in US Dollars)

21.	PARENT-ONLY FINANCIAL STATEMENTS

As mentioned in note 1 to the consolidated financial statements, as a result of entering into the contractual agreements, WFOE is deemed to control Yanglin as a Variable Interest Entity. These agreements may have restrictions on the ability of Yanglin to transfer funds to the Company through intercompany loans, advances and cash dividends which consist of additional paid in capital, statutory reserves and retained earnings of $5,323,500 and $28,867,833 respectively as at December 31, 2012 and 2011.

The following tables present unconsolidated financial information of the Company only:

Balance Sheets as of December 31, 2012 and 2011

	2012	2011
Cash – restricted	$247,961	$247,961
Other prepayment
Investments in subsidiaries	16,775,056	38,664,554

Total assets	$17,023,016	$38,912,515

Other current liabilities	$680,571	$476,656
Warrant liabilities	0	1,850,000

Total liabilities	680,571	2,326,656

Total shareholders’ equity	16,342,445	36,585,859

Total liabilities and shareholders’ equity	$17,023,016	$38,912,515

Statements of Operations and Comprehensive Income for the years ended December 31, 2012 and 2011

	2012	2011
Investment (loss) income	$(21,889,498)	$(12,110,462)
General and administrative expenses	(203,914)	(268,053)
(Loss) income from operations before income taxes	(22,093,414)	(12,378,514)
Other income (expenses)
Change in fair value of warrants	1,850,000	(800,000)
Income before income taxes	(20,243,414)	(13,178,514)
Income taxes	-	0-
Net loss	$(20,243,414)	$(13,178,514)

YANGLIN SOYBEAN INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

(Stated in US Dollars)

22.	SUBSEQUENT EVENTS

The Company has evaluated all other subsequent events through April 15, 2013, the date these consolidated financial statements were issued, and determined that there were no other subsequent events or transactions that require recognition or disclosures in the financial statements except the following:

Temporary suspension of operation in Factory No. 1 and No. 2

The operation of Factory No. 1 and Factory No. 2 were temporarily suspended as of January, 2013.. The management expects the operation will be restarted before the end of second quarter in 2013.

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

10.26

Employment Agreement by and between the Company and Yang Nan, dated as of December 26, 2011incorporated by reference to exhibit 10.1 to our current report on Form 8-K/A filed with the SEC on January 12, 2012.

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

101.INS    XBRL Instance Document *

101.SCH    XBRL Taxonomy Extension Schema Document. *

101.CAL    XBRL Taxonomy Extension Calculation Linkbase Document *

101.DEF    XBRL Taxonomy Extension Definition Linkbase Document *

101.LAB    XBRL Taxonomy Extension  Labels Linkbase Document *

101.PRE    XBRL Taxonomy Extension Presentation Linkbase Document *

* Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

YANGLIN SOYBEAN, INC.
(Registrant)

Dated: April 16, 2013	/s/ Shulin Liu
Shulin Liu

Chief Executive Officer,
Chairman of the Board

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Shulin Liu	Chief Executive Officer,	April 16, 2013
Shulin Liu	Chairman of the Board

/s/ Yang Nan	Chief Financial Officer	April 16, 2013
Yang Nan

/s/ Xiao Feng	Director	April 16, 2013
Xiao Feng

/s/ Zongtai Guo	Director	April 16, 2013
Zongtai Guo
116